Form 10-Q
period 2012-09-30
Community Choice Financial Inc.
filed 2012-11-13
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission File Number: 001-35537

COMMUNITY CHOICE FINANCIAL, INC
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	45-1536453 (IRS Employer Identification No.)
7001 Post Rd, Suite 200, Dublin, Ohio (Address of principal executive offices)	43016 (Zip Code)

(614) 798-5900
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐    No ☒

        There is no market for the registrants equity. As of November 1, 2012, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2012

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$90,345	$65,635
Finance receivables, net	120,993	120,451
Short-term investments, certificates of deposit	1,110	1,110
Card related pre-funding and receivables	11,308	12,910
Other current assets	5,466	5,719
Deferred tax asset, net	2,114	1,766

Total current assets	231,336	207,591
Noncurrent Assets
Leasehold improvements and equipment, net	19,068	19,661
Goodwill	297,522	255,953
Other intangible assets	11,730	3,588
Security deposits	1,721	1,591
Equity method investments	10,726	11,109
Deferred tax asset, net	1,750	1,475
Deferred debt issuance costs	14,060	14,579

Total assets	$587,913	$515,547

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of notes payable	$254	$—
Deferred revenue	2,654	2,654
Accrued interest	18,798	7,153
Money orders payable	18,089	18,340
Accounts payable and accrued liabilities	19,698	20,474

Total current liabilities	59,493	48,621
Noncurrent Liabilities
Senior secured notes	420,000	395,000
Notes payable	17,014	—
Deferred revenue	8,621	10,612
Stock repurchase obligation	1,244	—

Total liabilities	506,372	454,233

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at September 30, 2012 and 7,982 outstanding shares at December 31, 2011	90	80
Additional paid-in capital	122,786	113,250
Retained deficit	(41,335)	(52,016)

Total stockholders' equity	81,541	61,314

Total liabilities and stockholders' equity	$587,913	$515,547

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2012 and 2011

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Finance receivable fees	$70,119	$56,811	$185,014	$138,282
Check cashing fees	19,798	20,332	57,931	53,146
Card fees	2,340	5,324	10,840	14,081
Other	5,949	4,974	17,428	13,192

Total revenues	98,206	87,441	271,213	218,701

Branch expenses:
Salaries and benefits	14,858	16,610	46,386	39,840
Provision for loan losses	28,127	20,811	65,954	44,505
Occupancy	6,373	5,529	17,502	14,369
Depreciation and amortization	1,547	1,164	4,651	3,709
Other	14,003	10,043	36,537	26,670

Total branch expenses	64,908	54,157	171,030	129,093

Branch gross profit	33,298	33,284	100,183	89,608

Corporate expenses	12,514	12,715	38,295	34,398
Registration expenses	—	—	2,774	—
Bond registration expenses	814	—	814	—
Transaction expenses	196	403	1,233	9,101
Depreciation and amortization	1,752	985	4,218	1,997
Interest expense, net	12,415	11,320	34,995	22,980
Loss on equity method investments	128	28	283	244
Nonoperating income, related party management fees	(9)	(12)	(39)	(34)

Income before income taxes	5,488	7,845	17,610	20,922
Provision for income taxes	1,995	2,951	6,929	9,088

Net income	3,493	4,894	10,681	11,834
Net loss attributable to non-controlling interests	—	—	—	(120)

Net income attributable to controlling interests	$3,493	$4,894	$10,681	$11,954

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2012

(Dollars in thousands)

(unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance, December 31, 2011	7,981,536	$80	$113,250	$(52,016)	$61,314
Issuance of common stock	1,000,000	10	9,090	—	9,100
Stock-based compensation expense	—	—	446	—	446
Net income	—	—	—	10,681	10,681

Balance, September 30, 2012	8,981,536	$90	$122,786	$(41,335)	$81,541

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$10,681	$11,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65,954	44,505
Loss on disposal of assets	—	34
Loss on equity method investments	283	244
Depreciation	5,789	5,113
Amortization of note discount and deferred debt issuance costs	1,664	1,173
Amortization of intangibles	3,080	579
Deferred income taxes	939	3,599
Stock-based compensation	446	78
Changes in assets and liabilities:
Short-term investments	237	708
Prepaid money orders	—	3,030
Card related pre-funding and receivables	1,602	(2,575)
Other assets	374	(3,350)
Deferred revenue	(1,991)	(1,417)
Accrued interest	11,645	17,655
Money orders payable	(251)	6,902
Accounts payable and accrued expenses	(3,050)	(7,448)

Net cash provided by operating activities	97,402	80,664

Cash flows from investing activities
Net receivables originated	(58,597)	(51,166)
Net acquired assets, net of cash	(33,665)	3,036
Equity method investment capital contribution	(450)	—
Purchase of leasehold improvements and equipment	(3,880)	(3,030)

Net cash used in investing activities	(96,592)	(51,160)

Cash flows from financing activities
Proceeds from senior notes	25,000	395,000
Debt issuance costs	(1,100)	(15,098)
Payments on notes payable	—	(262,857)
Dividend distribution	—	(120,566)

Net cash provided by (used in) financing activities	23,900	(3,521)

Net increase in cash and cash equivalents	24,710	25,983
Cash and cash equivalents:
Beginning	65,635	39,780

Ending	$90,345	$65,763

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of Checksmart Financial Holdings Inc. (together with its consolidated subsidiaries, "Checksmart") to be the holding company of Checksmart Financial Holdings Corp. and to acquire the ownership interests of CCCS Corporate Holdings, Inc. (together with its consolidated subsidiaries, "CCCS") through a merger. The contribution of equity from Checksmart to CCFI is considered to be a merger of entities under common control and as result does not change the basis in accounting. CCFI acquired CCCS through a merger on April 29, 2011 and the acquisition of CCCS has been treated as a business combination. Prior to the date of the acquisition of CCCS, the financial statements include only Checksmart Financial Holdings Inc. together with its consolidated subsidiaries. As of September 30, 2012, the Company owned and operated 492 stores in 14 states and had an internet presence in 19 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, title loans, medium term loans and other services that address the specific needs of our individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of Community Choice Financial Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2011 and our Registration Statement on Form S-4 effective September 20, 2012. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2012. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on income or stockholders' equity.

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of equity method investments, the valuation of stock repurchase

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

obligation, the value of stock based compensation and the valuation of deferred tax assets and liabilities.

        Business Segment:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. For purposes of disclosures required by ASC 280, the Company operated in one segment, retail financial services, prior to April 1, 2012. As a result of the Company's acquisition of Direct Financial Solutions, LLC ("DFS"), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

        Revenue recognition:    Transactions include loans, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Fees and direct costs incurred for the origination of finance receivables are deferred and amortized over the loan period using the interest method.

        Interest and fee income is recognized for all loan products using the interest (actuarial) method.

        As a result of the Company's charge-off policies, accounts are charged-off between 1 and 90 days past due rather than being placed in nonaccrual status.

        Finance receivables:    Finance receivables consist of three categories of receivables, short term consumer loans, medium-term loans, and title loans.

        Short term consumer loan products provide customers with cash or a money order, typically ranging in size from $.1 to $1, in exchange for a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20% per $.1 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by paying cash or allowing the check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended from an average of approximately 17 days to roughly four payments over eight weeks. If customers do not make

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,495 of the $133,843 of total receivables at September 30, 2012.

        Medium term loans provide customers with cash, typically ranging from $.1 to $2.5 in exchange for a promissory note with a maturity between 112 days and 24 months. These loans vary in their structure between the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances, the Company also purchases loan participations in a third party lender's loan portfolio which are classified as medium-term finance receivables. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        Title loan products provide customers with cash, typically ranging in size from $.75 to $2.5, in exchange for a promissory note with a maturity between 30 days and 24 months. The loan is typically secured with a lien on the customer's vehicle title. The risk characteristics of secured loans primarily depend on the markets in which the Company operates and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay its loans and the value of the collateral underlying the loan should the borrower default on its payments.

        Allowance for loan losses:    Provisions for loan losses are charged to income in amounts sufficient to cover estimated losses in the loan portfolio. The factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses for finance receivables include an evaluation by product by market based on historical loan loss experience, overall portfolio quality, current economic conditions that may affect the borrower's ability to pay and management's judgement. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

        For short term consumer loans, our policy is to charge off accounts when they become past due. The Company's policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer's check or draft the customer's bank account for the amount due. If the check or draft is returned as uncollected, all accrued fees and outstanding principal are charged-off as uncollectible.

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are 60 days past due on a contractual basis. For medium term loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are 90 days past due on a contractual basis.

        For title loans which are 30 days in duration, the Company's policy requires that balances be charged off when accounts are 30 days past due on a contractual basis. For title loans which have terms ranging from 60 days to 1 year, the Company's policy dictates that balances be charged off when accounts are 60 days past due on a contractual basis. For title loans which have terms of greater than 1 year, the Company's policy requires that balances be charged off when accounts are 90 days past due on a contractual basis. The Company charges off 24 month installment loans when they are 90 days past due.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Recoveries of amounts previously charged off are recorded against provision for loan losses in the period in which they are received.

        During 2011, the Company introduced additional medium-term loan products which resulted in a higher proportion of medium-term products in the Company's overall loan portfolio. Effective December 31, 2011, the Company modified its charge-off policies to align the policy with the contractual term of certain title loans and medium-term consumer loans. Prior to this date, all loans were charged-off when the loan became contractually past due. Based on additional information and analysis of current customer payment trends, management determined that the likelihood of receiving payment from a customer greatly diminishes when no payment has been received for 30 days on loans with a term of 30 days, 60 days on loans with a term of 60 days to 12 months, and 90 days for loans with terms greater than 12 months. Loans may be charged off earlier than the Company's policy based upon management's review of information for each delinquent or impaired loan. Loan participations are charged off after they become 30 days past due on a contractual basis.

        In some instances, the Company has debt-buying arrangements with third-party lenders. The Company accrues for this obligation through management's estimation of anticipated purchases based on expected losses in the lender's portfolio. This obligation is recorded as a current liability on the Company's consolidated balance sheet.

        Goodwill and other intangibles:    Goodwill, or cost in excess of fair value of net assets of the companies acquired, is recorded at its carrying value and is periodically evaluated for impairment. The Company tests the carrying value of goodwill and other intangible assets annually as of December 31 or when the events and circumstances warrant such a review. One of the methods for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Based upon the annual impairment testing performed by the Company, management has determined that goodwill is not impaired. Changes in estimates of cash flows and fair value, however, could affect the evaluation.

        The Company's other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over 5 years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended September 30, 2012 and 2011 was $1,258 and $286, and for the nine months ended September 30, 2012 and 2011 was $2,530 and $579, respectively.

        Equity Method Investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment,

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

        The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected net income before interest depreciation, amortization and income taxes ("EBITDA"). The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

        Impairment of long-lived assets:    The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate.

        Income taxes:    Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the tax obligations and the change in deferred tax assets and liabilities.

        The Company has adopted the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Interest and penalties on income taxes will be charged to income tax expense.

        Transaction Expenses:    Transaction expenses consist of costs directly associated with acquisitions, which are primarily bonus earnings, transaction advisory fees paid to the majority shareholder, and professional services, which are included in the non-branch expenses section to determine income before income taxes and discontinued operations on the consolidated statements of income.

        Additionally, prior to May 2012, the Company had deferred legal and other transaction expenses related to a planned initial public offering ("IPO") with the expectation that such expenses would be accounted for as a reduction of capital paid in excess of par. In May, 2012, the Company decided not to pursue the IPO due to market conditions. These deferred expenses totaling $2,774 were expensed during the nine months ended September 30, 2012 and appear as "Registration expenses" on the consolidated statement of operations.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Governmental regulation:    The Company is subject to various state and federal laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. Certain limitations include among other things imposed limits on fee rates and other charges, the number of loans to a customer, a cooling off period, the number of permitted rollovers and required licensing and qualification.

        Although states provide the primary regulatory framework under which the Company offers payday cash advance services and consumer loans, certain federal laws also impact the business. The Company's payday cash advance services and consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau "CFPB" which will have authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. On January 4, 2012, President Obama appointed Richard Cordray as Director of the Consumer Financial Protection Bureau. With this appointment, the CFPB now has the power and authority to oversee non-bank financial institutions as was provided for in the Dodd-Frank Act.

        Fair value of financial instruments:    Financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

  •
  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than quoted prices that is observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less attractive.

  •
  Level 3—Unobservable inputs for assets and liabilities reflecting the reporting entity's own assumptions.

        The Company follows the provisions of the ASC 820-10. ASC 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, accounts payable, short-term investments, and accrued interest. For all such instruments, other than the notes payable and stock repurchase obligation at September 30, 2012 and December 31, 2011, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") was $383,150 and $389,075 at September 30, 2012 and December 31, 2011, respectively, determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of our 12.75% senior secured notes due 2020 (the "2020 notes") was $25,913 at September 30, 2012 determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of notes payable was $17,900 at September 30, 2012 determined based on the market yield on trades of the 12.75% senior secured notes at the end of the reporting period.

        The fair value of the stock repurchase obligation was $1,244 at September 30, 2012 determined based on a probability-adjusted Black Scholes option valuation model.

        Recent Accounting Pronouncements:    In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This ASU is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

        In June 2011, the FASB Issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and now requires the components of net income and other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and was adopted by the Company effective January 1, 2012.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables represent amounts due from customers for advances at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Short-term consumer loans	$95,439	$91,460
Medium-term loans	14,140	19,044
Title loans	24,264	20,800

Gross receivables	133,843	131,304
Unearned advance fees, net of deferred loan origination costs	(5,663)	(5,227)

Finance receivables before allowance for loan losses	128,180	126,077
Allowance for loan losses	(7,187)	(5,626)

Finance receivables, net	$120,993	$120,451

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2012 are as follows:

	Balance 7/1/2012	Provision	Charge-Offs	Recoveries	Balance 9/30/2012	Finance Receivables 9/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,906	$16,074	$(31,567)	$15,687	$3,100	$95,439	3.25%
Medium-term loans	2,753	3,014	(3,864)	623	2,526	14,140	17.86%
Title loans	1,468	2,854	(6,672)	3,911	1,561	24,264	6.43%

	$7,127	$21,942	$(42,103)	$20,221	$7,187	$133,843	5.37%

        The provision for loan losses for the three months ended September 30, 2012 also includes card losses of $4, and losses from returned items from check cashing of $1,592.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2012 are as follows:

	Balance 1/1/2012	Provision	Charge-Offs	Recoveries	Balance 9/30/2012	Finance Receivables 9/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,504	$37,057	$(83,406)	$46,945	$3,100	$95,439	3.25%
Medium-term loans	2,018	9,813	(11,567)	2,262	2,526	14,140	17.86%
Title loans	1,104	6,219	(13,442)	7,680	1,561	24,264	6.43%

	$5,626	$53,089	$(108,415)	$56,887	$7,187	$133,843	5.37%

        The provision for loan losses for the nine months ended September 30, 2012 also includes card losses of $84, losses on tax loans of $295, and losses from returned items from check cashing of $4,000.

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2011 are as follows:

	Balance 7/1/2011	Provision	Charge-Offs	Recoveries	Balance 9/30/2011	Finance Receivables 9/30/2011	Allowance as a percentage of receivable
Short-term consumer loans	$1,992	$13,229	$(53,959)	$41,245	$2,507	$83,049	3.02%
Medium-term loans	1,166	3,337	(4,197)	761	1,067	13,271	8.04%
Title loans	852	2,131	(2,868)	582	697	16,369	4.26%

	$4,010	$18,697	$(61,024)	$42,588	$4,271	$112,689	3.79%

        The provision for loan losses for the three months ended September 30, 2011 also includes card losses of $58, net recovery on tax loans of $7, and losses from returned items from check cashing of $1,478.

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2011 are as follows:

	Balance 1/1/2011	Provision	Charge-Offs	Recoveries	Balance 9/30/2011	Finance Receivables 9/30/2011	Allowance as a percentage of receivable
Short-term consumer loans	$1,746	$28,161	$(111,576)	$84,176	$2,507	$83,049	3.02%
Medium-term loans	987	7,059	(9,226)	2,247	1,067	13,271	8.04%
Title loans	624	3,828	(5,779)	2,024	697	16,369	4.26%

	$3,357	$39,048	$(126,581)	$88,447	$4,271	$112,689	3.79%

        The provision for loan losses for the nine months ended September 30, 2011 also includes card losses of $141, losses on tax loans of $433, and losses from returned items from check cashing of $3,491.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$752	$101	$157	$110
Provision for loan losses	4,589	585	8,486	1,392
Charge-offs, net	(4,325)	(552)	(7,627)	(1,368)

Balance, end of period	$1,016	$134	$1,016	$134

        The Company considers the near term repayment performance of finance receivables as its primary credit quality indicator. The Company typically does not perform credit checks through consumer reporting agencies. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

        The aging of receivables at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
Current finance receivables	$128,215	95.8%	$126,814	96.6%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	—	—	293	0.2%
Medium-term loans	1,672	1.2%	1,481	1.1%
Title loans	2,293	1.7%	1,897	1.4%

Total past due finance receivables (1 - 30 days)	3,965	3.0%	3,671	2.8%

Past due finance receivables (31 - 60 days)
Medium-term loans	922	0.7%	289	0.2%
Title loans	430	0.3%	395	0.3%

Total past due finance receivables (31 - 60 days)	1,352	1.0%	684	0.5%

Past due finance receivables (61 - 90 days)
Medium-term loans	236	0.2%	52	0.0%
Title loans	75	0.1%	83	0.1%

Total past due finance receivables (61 - 90 days)	311	0.2%	135	0.1%

Total delinquent	5,628	4.2%	4,490	3.4%

	$133,843	100.0%	$131,304	100.0%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances

        On May 1, 2006, the Company entered into an Advisory Services and Monitoring Agreement with an affiliate of the majority stockholder. A quarterly fee is paid in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. This agreement was amended on April 27, 2011.Total fees paid pursuant to this agreement for the three months ended September 30, 2012 and 2011 was $355 and $516, and for the nine months ended September 30, 2012 and 2011 was $1,060 and $5,003, respectively.

        The Company has a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting functions to these parties. Management fee revenue from related parties for the three months ended September 30, 2012 and 2011 was $9 and $12, and for the nine months ended September 30, 2012 and 2011 was $39 and $34, respectively. The Company's payroll department provides payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012.

        At September 30, 2012 and December 31, 2011, the Company had $5 and $0, respectively, recorded as receivables from stockholders and other related parties and is included with other current assets on the Balance Sheet.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party and all personal use of the aircraft is reimbursed to the Company. Total rent paid to these related parties for usage of the aircraft for the three months ended September 30, 2012 and 2011 was $22 and $22, and for the nine months ended September 30, 2012 and 2011 was $65 and $65, respectively, and are included with corporate expenses on the consolidated statements of income.

        The corporate office and certain branches of the Company are owned and operated by related parties and leased from the related party. Rent paid to the related parties was $313 and $444 for the three months ended September 30, 2012 and 2011, and was $1,249 and $1,352 for the nine months ended September 30, 2012 and 2011, respectively, and is included with corporate expense on the consolidated statements of income. The corporate office was sold to a non-related party on July 29, 2012.

        Members of management had a noncontrolling, minority interest in a card program managing company until November 2011 when the Company purchased a 22.5% interest in Insight Holdings. The interest was purchased from the owners of Insight Holdings, two of which are management of the Company. The total purchase price of the 22.5% was $11,250, of which $7,500 was purchased directly from the members of management of the Company. As of September 30, 2012 and December 31, 2011, the Company, as an agent for the card program managing company had made net prepayments of $11,308 and $12,910, respectively, to the card program managing company for various items related to a product offering of the Company. These prepayments are included as card related pre-funding and receivables on the balance sheet. The Company agreed to make available to Insight Holdings a revolving credit facility of $3,000.

        On December 31, 2008 the Company entered into a $5,000 line of credit with a related party. The interest associated with the line of credit was 20% and matured in February 2011. Interest expense and

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

unused line fees recognized on this borrowing totaled $-0- for the three months ended September 30, 2012 and 2011, and $-0- and $72 for the nine months ended September 30, 2012 and 2011, respectively.

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Goodwill	$297,522	$255,953

Other intangible assets:
Non-compete agreements	$1,062	$1,260
Trade names	3,597	2,102
Customer lists	5,520	226
Internally developed software	1,551	—

	$11,730	$3,588

        The Company conducted its annual test for impairment of goodwill as of December 31, 2011 which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported in these financial statements was approximately $31,237 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for each of the three months ended September 30, 2012 and 2011 was $521, and the nine months ended September 30, 2012 and 2011 was $1,563, respectively. The effect of the tax benefits for each subsequent quarter is expected to be $521 and will result in future reductions to the carrying amount of goodwill. The amount of book goodwill at the acquisition date of CCCS exceeded the amount of tax goodwill by approximately $46,907. Differences arising for tax deductible goodwill will result in recognition of deferred tax liabilities.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt

        Senior secured notes payable and credit lines at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2014, collateralized by all of Insight Capital, LLC's assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, collateralized by all guarantor subsidiaries' assets	—	—
$395,000 Senior note payable, 10.75%, collateralized by all guarantor subsidiaries' assets, semi-annual interest payments with with principal due April 2019	395,000	395,000
$25,000 Senior note payable, 12.75%, collateralized by all guarantor subsidiaries' assets, semi-annual interest payments with with principal due May 2020	25,000	—

	420,000	395,000
Less current maturities	—	—

Long-term portion	$420,000	$395,000

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of September 30, 2012, we were in compliance with these covenants.

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The Company selected the alternate base rate option for advances under this credit facility during 2011 and 2012.

        The 3-month LIBOR rate at September 30, 2012 and December 31, 2011 was 0.42% and 0.53%, respectively, and the prime rate was 3.25% at September 30, 2012 and December 31, 2011.

        A non-guarantor subsidiary of the borrower issued a series of notes as a portion of the consideration to acquire 54 locations in the Florida market. The promissory notes were originally

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the notes as a component of interest expense. The amortization of discount was $45 for the three and nine months ended September 30, 2012.

        The notes are secured by the assets of the non-guarantor subsidiary. The indenture governing our non-guarantor secured term notes due 2016 contains covenants that limit the ability of our non-guarantor subsidiaries to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants will be evaluated quarterly beginning on December 31, 2012. The notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the notes for certain adjustments and indemnification related to the Florida acquisition.

        Non-guarantor notes payable at September 30, 2012 consisted of the following:

	September 30, 2012	December 31, 2012
$8,000 Notes payable, secured, 10%, quarterly interest payments with principal due August 2016	$7,473		$—
$9,000 Notes payable, secured, 10%, quarterly interest payments with quarterly principal payments commencing September 2013, due August 2016	8,607		—
$1,500 Notes payable, secured, 0%, quarterly principal and interest payments, due August 2016	1,188		—

	17,268		—
Less current maturities	254		—

Long-term portion	$17,014	$

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$1,767	$808
Accrued payroll and benefits	3,656	4,175
Compensated absences	1,898	1,042
Wire transfers payable	4,730	3,848
Accrual for third-party losses	1,016	157
Income taxes payable	142	1,908
Other	6,489	8,536

	$19,698	$20,474

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is with customers living in twenty-eight states and consequently such customers' ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected.

        The following table summarizes the allocation of the portfolio balance by state at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$12,394	9.3%	$11,865	9.0%
Arizona	12,244	9.2	13,226	10.1
California	26,333	19.7	28,404	21.6
Florida	6,963	5.2	2,027	1.5
Idaho	1,266	1.0	—	—
Illinois	2,743	2.0	2,707	2.1
Indiana	4,938	3.7	5,149	3.9
Kansas	1,889	1.4	1,789	1.4
Kentucky	2,812	2.1	3,019	2.3
Michigan	3,620	2.7	3,395	2.6
Missouri	2,444	1.8	1,867	1.4
Ohio	41,210	30.8	43,434	33.1
Oregon	945	0.7	1,029	0.8
Utah	3,371	2.5	4,204	3.2
Virginia	9,675	7.2	9,189	7.0
Other DFS states	996	0.7	—	—

Total	$133,843	100.0%	$131,304	100.0%

        The other DFS states are: Alaska, Delaware, Hawaii, Louisiana, Minnesota, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Washington, Wisconsin, and Wyoming.

Note 8. Contingencies

        From time-to-time the Company is a defendant in various lawsuits and administrative proceedings wherein certain amounts are claimed or violations of law or regulations are asserted. In the opinion of the Company's management, these claims are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company's financial statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations

        On July 31, 2012, the Company, through a newly formed non-guarantor subsidiary, acquired 54 stores in Florida in an asset purchase. The non-guarantor subsidiary paid $12,798 in cash consideration, issued three promissory notes with an aggregate face value of $18,500 and a fair value of $17,223, issued 1 million shares of common stock in the Company with a fair value of $9,100, and entered into a stock repurchase agreement with a fair value of $1,244 related to the 1 million shares of common stock.

        The first promissory note is for $9,000, bears interest at 10% and is due in August 2016. The second promissory note is for $8,000, bears interest at 10% and is due upon the completion of an IPO or August 2016, whichever occurs first. The third note is for $1,500, bears no stated interest and is due August 2016. The fair value of these promissory notes was determined to be $17,223 using a discounted cash flow methodology and an estimated market interest rate of 12.75%. The fair value of the 1 million shares of common stock issued to the sellers was determined utilizing both a discounted cash flow and guideline company valuation methodologies. After August 1, 2017, the purchase agreement provides the sellers the option of requiring the non-guarantor subsidiary to repurchase all, but not less than all, of the shares then held by the seller at a price of $12.76 per share should an IPO not have occurred prior to August 1, 2017. The fair value of the stock repurchase agreement was determined using a probability-adjusted Black Scholes option valuation model. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

        The following table summarizes the fair value of assets acquired at the date of acquisition.

Cash paid	$12,798
Notes payable	17,223
Shares issued	9,100
Stock repurchase obligation	1,244

Fair value of total consideration transferred	$40,365

Acquisition-related costs	$590

Recognized amounts of identifiable assets acquired
Finance receivables	$4,198
Leasehold improvements and equipment	1,172
Identifiable intangible assets	4,845

Total indentifiable net assets	10,215
Goodwill	30,150

$40,365

        On April 1, 2012, the Company acquired the equity interests, in the form of both membership units and stock of Direct Financial Solutions, LLC and its subsidiaries ("DFS"), as well as two other affiliated entities, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited and DFS Direct Financial Solutions of Canada, Inc. and a related company, Reliant Software, Inc. The purchase price for the business was $22,385. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        The following table summarizes the estimated fair value of assets acquired at the date of acquisition.

Fair value of total consideration transferred, cash	$22,385

Acquisition-related costs	$356

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,518
Finance receivables	3,702
Security deposits and other current assets	488
Leasehold improvements and equipment	144
Identifiable intangible assets	5,827
Other liabilities	(2,274)

Total indentifiable net assets	9,405
Goodwill	12,980

$22,385

        In April 2011, Community Choice Financial Inc., a newly formed holding company and CheckSmart Financial Holdings Corp., together with CCCS Corporate Holdings, Inc. and CCCS Holdings, LLC entities located in the western United States and certain other parties executed an Agreement and Plan of Merger pursuant to which CCFI acquired all outstanding shares of both CheckSmart Financial Holdings Corp. and CCCS. The Combination was structured as a stock-for-stock transaction, in which the equity holders of each of CheckSmart and CCCS agreed to contribute the equity of the separate companies to CCFI in exchange for shares of the combined company. As a result of the transaction, the former equity holders of CheckSmart Financial Holdings Corp. and CCCS own approximately 77% and 23% of CCFI, respectively.

        In connection with the above transaction, Community Choice Financial Inc. issued $395,000 10.75% senior secured notes due 2019. The notes have an interest rate of 10.75% payable semi-annually and will mature on May 1, 2019. The proceeds were used to refinance existing debt, pay fees and expenses, and to finance a dividend to shareholders and bonuses to management. The dividend included $120,566 paid to its shareholders and the amount of management bonuses was $4,400.

        In April 2011, the Company also entered into a 4-year, $40,000 revolving credit facility concurrent with the notes offering. The revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5% or (b) and alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% of 1-month LIBOR plus 1%) plus a margin of 4% and will mature on April 29, 2015. The revolving credit facility also has a commitment fee on the unused portion of the facility of 0.75%.

        Also concurrent with the notes offering, Insight Capital, LLC, a Company subsidiary, entered into a $7,000 revolving credit facility. The facility expires July 31, 2013 and is collateralized by all of Insight Capital's assets. The interest rate is prime plus 1%.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        Transaction expenses incurred include both direct and indirect costs associated with merger and acquisition costs.

        All assets of the Company's guarantor subsidiaries are pledged as collateral on the senior secured notes and primary revolving credit facility. The agreements contain various restrictions, including maintaining certain financial ratios and certain other restrictions.

        The fair value of the 1,842,000 shares issued as consideration paid for CCCS was determined based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of estimated future cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the Company's best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data to arrive at an indication of fair value.

        The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Fair value of total consideration transferred	$55,192

Acquisition-related costs	$3,530

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$22,892
Finance receivables	13,660
Prepaid expenses and other assets	1,480
Leasehold improvements and equipment	7,161
Identifiable intangible assets	2,948
Note payable	(73,923)
Other liabilities	(20,654)

Total indentifiable net assets	(46,436)
Goodwill	101,628

$55,192

        On March 21, 2011, the Company acquired ten loan stores in Illinois in an asset purchase. The purchase price was $19,725 in cash consideration. The purchase price was negotiated based upon a multiple of prior financial results and perceived opportunities. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        The following table summarizes the estimated fair value of assets acquired at the date of acquisition.

Fair value of total consideration transferred, cash	$19,725

Acquisition-related costs	$85

Recognized amounts of identifiable assets acquired
Finance receivables	$1,912
Security deposits and other current assets	30
Leasehold improvements and equipment	74
Identifiable intangible assets	265

Total indentifiable net assets	2,281
Goodwill	17,444

$19,725

Note 10. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. CCFI amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the "Plan" to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of September 30, 2012.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated. No options were outstanding prior to May 1, 2006.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At September 30, 2012, there were a total of 1,333,518 additional shares available for grant under the Plan.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        The fair value of the option award is estimated on the date of grant using a lattice-based option valuation model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the stock of comparable public companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        On February 14, 2012, the Company authorized an increase to the maximum number of awards available under the 2011 Management Equity Incentive Plan to 2,941,746. The Company also issued 334,020 options with a per share exercise price of $19.95 and 35,130 restricted stock units. The options vest ratably over a three year period or become fully vested in the event of a change in control as defined in the award agreement. The restricted stock units vest after three years. These options were repriced on August 13, 2012 at a per share exercise price of $10.00.

        The following weighted average assumptions were used by the Company for options granted during the nine months ended September 30, 2012:

Risk-free interest rate	0.85%
Dividend yield	0.00%
Expected volatility	55.00%
Expected term (years)	5.00
Weighted average fair value of options granted	$4.97
Weighted average fair value of restricted stock units granted	$13.51

        For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation costs in the amount of $446 and $78, respectively. As of September 30, 2012 and December 31, 2011, unrecognized stock-based compensation costs to be recognized over future periods approximated $3,492 and $3,095, respectively. At September 30, 2012, the remaining unrecognized compensation expense is $1,813 for certain awards that vest solely upon a change in control and $1,679 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $1,679 is expected to be recognized over a weighted-average period of 2.4 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $-0- for the three months ended September 30, 2012 and 2011, and $-0- for the nine months ended September 30, 2012 and 2011.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        Stock option activity for the nine months ended September 30, 2012 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	950,034	$7.14	7.2	N/A
Granted	664,140	15.00	9.4	N/A
Exercised	—	—	—	N/A
Forfeited or expired	334,020		—	N/A

Outstanding at September 30, 2012	1,280,154	$7.88	7.2	N/A

Exercisable at September 30, 2012	379,788	$7.24	5.5	$707

Vested or expected to vest at September 30, 2012	709,908	$8.52	7.3	$410

        Restricted stock unit (RSU) activity for the nine months ended September 30, 2012 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	—	$—	—	N/A
Granted	35,130	13.51	2.4	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	$—	—	N/A

Outstanding at September 30, 2012	35,130	13.51	2.4	N/A

Exercisable at September 30, 2012	—	$—	—	$—

Vested or expected to vest at September 30, 2012	35,130	$13.51	2.4	$320

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        Stock appreciation rights activity for the nine months ended September 30, 2012 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	292,944	$—	5.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at September 30, 2012	292,944	$—	4.8	N/A

Exercisable at September 30, 2012	201,108	$—	4.4	$240

Vested or expected to vest at September 30, 2012	201,108	$—	4.4	$240

Note 11. Business Segment

        Prior to April 1, 2012, the Company's operating business was comprised solely of financial services offered through the Company's network of retail stores. On April 1, 2012, the Company completed its acquisition of DFS which offers short term consumer loans solely through an internet lending operation. The Company has elected to organize and report on these business units separately as two operating segments: Retail Financial Services and Internet Financial Services.

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2012 (unaudited)
	Retail Financial Svcs	% of Revenue	Internet Financial Svcs	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$89,270	100.0%	$8,936	100.0%	$98,206	100.0%
Provision for Loan Losses	21,397	24.0%	6,730	75.3%	28,127	28.6%
Other Branch Expenses	34,336	38.5%	2,445	27.4%	36,781	37.5%

Branch Gross Profit (loss)	$33,537	37.6%	$(239)	(2.7)%	$33,298	33.9%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Business Segment (Continued)

	As of and for the nine months ended September 30, 2012 (unaudited)
	Retail Financial Svcs	% of Revenue	Internet Financial Svcs	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$254,700	100.0%	$16,513	100.0%	$271,213	100.0%
Provision for Loan Losses	53,671	21.1%	12,283	74.4%	65,954	24.3%
Other Branch Expenses	99,598	39.1%	5,478	33.2%	105,076	38.7%

Branch Gross Profit (loss)	$101,431	39.8%	$(1,248)	(7.6)%	$100,183	36.9%

        The internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore information for the nine months ended September 30 2011 is not provided.

Note 12. Income Taxes

        Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The Company had no liability recorded for unrecognized tax benefits at September 30, 2012 and December 31, 2011.

        On August 1, 2011, the Company was advised that the Internal Revenue Service had completed the examination of the Company's federal income tax returns for 2008. The income tax assessment was not material to the Company's consolidated financial statements.

Note 13. Transactions with Variable Interest Entities

        The Company has a debt-buying arrangement with the lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management's estimation of anticipated purchases based on expected losses in the lender's portfolio. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $260 and $157 as of September 30, 2012 and December 31, 2011, respectively. The Company has determined that the vendor is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2012 or 2011.

        The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. The Company has determined that Insight Holdings is a VIE but that the Company is not the primary beneficiary of this VIE, and therefore, has not consolidated Insight in 2011. The investment in Insight is accounted for under the equity method. The Company made a $450 capital contribution during the nine months ended September 30, 2012.

        DFS conducts business through a wholly owned subsidiary licensed as a Credit Access Business ("CAB") under Texas law. In connection with operating as a CAB, the Company entered into a Special/Limited Agency Agreement with an unaffiliated third-party lender. The agreement governs the

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Transactions with Variable Interest Entities (Continued)

terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $756 as of September 30, 2012.

        The Company has determined that the lender is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender.

Note 14. Equity Method Investment

        The Company is accounting for the investment in Insight Holdings, a 22.5% owned affiliate, by the equity method of accounting under which the Company's share of the net income of the affiliate is recognized as income in the Company's statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. During the nine months ended September 30, 2012, the members of Insight Holdings made a $2,000 capital contribution of which the Company contributed $450 based on the 22.5% ownership percentage.

        The Company's share of the loss of Insight Holdings for the nine months ended September 30, 2012 was $270. The carrying value of the Company's investment in Insight Holdings is $10,722 which is comprised of $5,113 of implied goodwill, $5,415 of net implied intangible assets and $194 of equity in the net assets of Insight Holdings. Amortization expense recognized on implied intangible assets associated with the investment in Insight Holdings for the nine months ended September 30, 2012 was $549.

        The Company's share of the loss of Latin Card for the nine months ended September 30, 2012 was $14. The carrying value of the Company's investment in Latin Card is $4 as of September 30, 2012.

Note 15. Supplemental Guarantor Information

        The 2019 notes and the 2020 notes contain various covenants that, subject to certain exceptions defined in the indentures governing the notes (the "Indentures"), limit the Company's ability to, among other things, engage in certain transactions with affiliates, pay dividends or distributions, redeem or repurchase capital stock, incur or assume liens or additional debt, and consolidate or merge with or into another entity or sell substantially all of its assets. The Company has optional redemption features on the 2019 notes and the 2020 notes prior to their maturity which, depending on the date of the redemption, would require premiums to be paid in addition to all principal and interest due.

        The 2019 notes and 2020 notes are guaranteed by all of CCFI's guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the notes) and any subsequent guarantor subsidiaries that guarantee CCFI's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of CCFI or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Supplemental Guarantor Information (Continued)

these Subsidiary Guarantors is $7.4 million. The Indentures contain certain affirmative and negative covenants applicable to CCFI and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not "Guarantor Subsidiaries" (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI's ability to pay dividends on, or repurchase, its common stock.

        As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by our Alabama subsidiary, Insight Capital, LLC, will be secured on a second-priority basis by the shared Alabama collateral. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of September 30, 2012 and for the nine months ended September 30, 2012, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. All of the Company's guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$86,481	$3,864	$—	$90,345
Finance receivables, net	—	120,991	2	—	120,993
Short-term investments, certificates of deposit	—	1,110	—	—	1,110
Card related pre-funding and receivables	—	11,308	—	—	11,308
Other current assets	—	5,466	—	—	5,466
Deferred tax asset, net	—	2,114	—	—	2,114

Total current assets	—	227,470	3,866	—	231,336
Noncurrent Assets
Investment in Subsidiaries	370,010	17,793	—	(387,803)	—
Leasehold improvements and equipment, net	—	17,821	1,247	—	19,068
Goodwill	—	267,372	30,150	—	297,522
Other intangible assets	—	7,343	4,387	—	11,730
Security deposits	—	1,656	65	—	1,721
Equity method investments	—	10,726	—	—	10,726
Deferred tax asset, net	—	1,750	—	—	1,750
Deferred debt issuance costs	14,029	31	—	—	14,060

Total assets	$384,039	$551,962	$39,715	$(387,803)	$587,913

Liabilities and Stockholders' Equity
Current Liabilities
Current portion notes payable	$—	$—	$254	$—	$254
Deferred revenue	—	2,654	—	—	2,654
Accrued interest	18,485	—	313	—	18,798
Money orders payable	—	17,058	1,031	—	18,089
Accounts payable and accrued liabilities	—	17,967	1,731	—	19,698

Total current liabilities	18,485	37,679	3,329	—	59,493
Noncurrent Liabilities
Senior secured notes	420,000	—	—	—	420,000
Notes payable	—	—	17,014	—	17,014
Deferred revenue	—	8,621	—	—	8,621
Fair value of put option	—	—	1,244	—	1,244

Total liabilities	438,485	46,300	21,587	—	506,372

Stockholders' Equity	(54,446)	505,662	18,128	(387,803)	81,541

Total liabilities and stockholders' equity	$384,039	$551,962	$39,715	$(387,803)	$587,913

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations
Nine Months Ended September 30, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Revenues:
Finance receivable fees	$—	$185,008	$6	$185,014
Check cashing fees	—	57,931	—	57,931
Card fees	—	10,836	4	10,840
Other	—	16,930	498	17,428

Total revenues	—	270,705	508	271,213

Branch expenses:
Salaries and benefits	—	45,510	876	46,386
Provision for loan losses	—	65,943	11	65,954
Occupancy	—	16,989	513	17,502
Depreciation and amortization	—	4,650	1	4,651
Other	—	36,063	474	36,537

Total branch expenses	—	169,155	1,875	171,030

Branch gross profit	—	101,550	(1,367)	100,183

Corporate expenses	—	37,908	387	38,295
Registration expenses	2,774	—	—	2,774
Bond registration expenses	814	—	—	814
Transaction expenses	—	1,221	12	1,233
Depreciation and amortization	—	3,729	489	4,218
Interest expense, net	34,576	69	350	34,995
Loss on equity method investments	—	283	—	283
Nonoperating income, related party management fees	—	(39)	—	(39)

Income (loss) before income taxes	$(38,164)	$58,379	$(2,605)	$17,610

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30,2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$20,117	$73,677	$3,608	$97,402

Cash flows from investing activities
Net receivables originated	—	(62,793)	4,196	(58,597)
Net acquired assets, net of cash	—	(20,802)	(12,863)	(33,665)
Equity investment capital contribution	—	(450)	—	(450)
Purchase of leasehold improvements and equipment	—	(3,775)	(105)	(3,880)

Net cash used in investing activities	—	(87,820)	(8,772)	(96,592)

Cash flows from financing activities
Proceeds from senior notes	25,000	—	—	25,000
Intercompany activities	(44,017)	34,989	9,028	—
Debt issuance costs	(1,100)	—	—	(1,100)

Net cash provided by (used in) financing activities	(20,117)	34,989	9,028	23,900

Net increase in cash and cash equivalents	—	20,846	3,864	24,710
Cash and cash equivalents:
Beginning	—	65,635	—	65,635

Ending	$—	$86,481	$3,864	$90,345

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Subsequent Events

        In November the Company became aware that the limiting of third-party provided credit-related features associated with the Insight pre-paid debit card has created a negative effect on the value of its Investment in Insight Holdings. The Company recorded its 22.5% Investment in Insight Holdings under the equity method of accounting. As of September 30, 2012, this investment was reflected as $10,722 on the Company's balance sheet. The Company does not yet know the exact outcome of these restrictions to card-related features. Management is working with Insight Holdings to more fully understand and quantify the effect of these developments on the value of our Investment in Insight Holdings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains management's discussion and analysis of Community Choice Financial's financial condition and results of operations. References to "CCFI", "the company", "us", "we", "our" and "ours" refer to Community Choice Financial, together with its subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

 CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected revenues, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

        Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, including integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed in the Risk Factors section of the Prospectus filed with the Securities and Exchange Commission on September 20, 2012, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

        Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, title loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of September 30, 2012, we operated 492 retail storefront locations across 14 states.

The Company also offers short-term consumer loans via our DFS acquisition, which services customers in 19 states.

        Over each of the past three years, we increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic, and an expanding product set to address a larger share of our customers' financial needs. Our overall revenue has expanded as we have executed on our retail model, which has increased incremental revenue from our existing store base, and added store count. We have limited capital expenditure requirements, and our primary store-level operating expenses are occupancy and labor. As part of our retail model, we strive to invest in premier locations and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings. Our measurement of sales growth as of September 30, 2012 similarly includes stores operated for the twelve month periods ended September 30, 2012 and 2011 and was 2.0%. Our acquisitions during 2011 included the addition of 10 stores in Illinois and 141 stores in California and Oregon.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We believe that our ability to execute on our retail model generates higher per store revenue and contribution to Adjusted EBITDA as compared to our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we have integrated acquired stores into our operations. We have recently added an internet presence and stores primarily through acquisitions. Over 30% of our customers learn about our products and services and come to our stores as a result of a referral. Acquisitions allow us to leverage an established customer base who continues to use the acquired stores and generate word-of-mouth marketing as we implement our retail model at the stores, as a source of referrals. Acquisitions have also provided us an existing market presence which we have been able to build upon through expanding the acquired stores' product offerings. Our internet presence provides an additional channel to compliment our store retail model.

        We have also grown through de novo store openings, which we have undertaken from time to time to increase our market penetration. Following our Alabama acquisition (described below), we opened two de novo stores in that market to expand our brand presence and capture additional market share. In addition, in 2011 we opened two de novo stores: one in California and one in Ohio. During the first nine months of 2012, the Company has opened one de novo store in Alabama, one de novo store in Florida, two de novo stores in California and one de novo store in Illinois.

        Our recent acquisitions include:

  •
  Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida for a purchase price of $40.4 million subject to certain post closing adjustments based on the fair value of the total consideration of the Florida acquisition. The assets acquired in such acquisition and $17,223 in debt and $1,244 in stock repurchase obligation incurred for the acquisition are held by our non-guarantor subsidiary. This retail consumer finance company operated 54 stores in South Florida markets.

  •
  DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of the Direct Financial Services, LLC and its subsidiaries (the "DFS Acquisition"). The purchase price was $22,385. DFS offers short-term loans to consumers via the Internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Through our acquisition of DFS, we gain access to a scalable Internet-based revenue opportunity. We believe this additional retail channel will enable us to efficiently reach consumers not fully served by our existing retail locations. Our objective will be to accelerate the growth of DFS through incremental capital, application of retailing strategies and an expansion of its product offerings.

  •
  Insight Holding Company LLC Acquisition.  In November 2011, we purchased a 22.5% interest in Insight Holding, which is the parent company of, among other entities, Insight, for which we are an agent of its prepaid card product. We believe this investment aligns our strategic interests and positions us to participate in the value creation at Insight.

  •
  California Acquisition.  On April 29, 2011, we acquired California Check Cashing Stores* ("CCCS"), (the "California Acquisition") and its chain of 141 retail stores in California and Oregon. We undertook the California Acquisition as a means of gaining access to several key markets in California, thereby increasing our geographic diversity, and as a means of gaining additional product expertise. We increased the product set via the introduction of a superior prepaid debit card offering, expansion of title lending, and the introduction of medium-term lending.

    We have fully integrated several aspects of CCCS's business and all integration efforts related to the California Acquisitions were performed by CCFI employees and were expensed as incurred. We made investments in information technology to bring CCCS's information security, compliance and operational functionality in line with our standards. We capitalized approximately $0.1 million in relation to these investments during 2011. Our results of operations for the year ended December 31, 2011 include the results of the stores acquired in the California Acquisition for the period beginning on April 29, 2011.

  •
  Illinois Acquisition.  On March 21, 2011 (the "Illinois Acquisition"), we acquired 10 stores in the Chicago metro area for a purchase price of $19.7 million. At the time of their acquisition, these stores offered only lending products. Since the Illinois Acquisition, we have fully integrated their operations and have expanded the products and services offered in these stores to include our Insight prepaid card offering, money orders, bill payment services and title lending, thereby further addressing the financial needs of our customers in the Chicago market.

  •
  Alabama Acquisition.  In March 2010, we completed the acquisition of a 19-store chain in Alabama for a purchase price of $15.9 million (the "Alabama Acquisition"). Since the time of the acquisition we have enhanced store productivity and profitability through focusing on customer traffic and branch cost containment. The per store contribution to our operating income from our Alabama stores have increased dramatically since the time of the acquisition.

  •
  Michigan Acquisition.  In August 2009, we completed the acquisition of eight stores in Michigan for a purchase price of $0.5 million. These stores were underperforming at the time of their acquisition and represented an opportunity for us to benefit from our existing Michigan infrastructure to increase revenues and profitability at the acquired stores. Through implementing our retail model and focusing employees on customer service and revenue growth, the per store contribution to our operating income from our acquired Michigan stores has grown substantially since the time of acquisition.

        In total, our store count increased by 151 stores during 2011 as a result of the California and Illinois Acquisitions. We did not close any stores during 2011 and opened two de novo stores. For the nine months ended September 30, 2012, we opened five de novo stores, acquired 54 stores as a result of our Florida acquisition and closed two stores. The chart below sets forth certain information regarding our stores for each of the past three years and the first nine months of 2012.

	Year Ended December 31,
				Nine Months Ended September 30, 2012
	2009	2010	2011
# of Locations
Beginning of Period	252	264	282	435
Acquired	8	19	151	54
Opened	4	2	2	5
Closed	—	3	—	2

End of Period	264	282	435	492

        The following table provides the geographic composition of our physical locations as of December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
Alabama	21	22
Arizona	43	43
California	156	158
Florida	10	64
Indiana	21	21
Illinois	10	11
Kansas	6	5
Kentucky	13	13
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Utah	10	10
Virginia	22	22

Total Locations	435	492

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau ("CFPB") which will have authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. It has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders. Recently, the CFPB has begun examinations of payday lenders and examined us starting in late April 2012. While we do not anticipate any material changes to our commercial operations as a result of our examination, we have not received a final examination report.

        We believe that our ability to develop legal and financially viable products and services, as the regulatory environment evolves, is one of our competitive strengths.

New Product Expansion and Trends

        We constantly seek to develop and offer new products in order to address the full range of our customers' financial needs. Revenue from our title loan products has grown 56% or $7.0 million for the nine months ending September 30, 2012 as compared to the same period in 2011. In addition, the introduction of new medium-term products and the expansion of the existing medium-term products resulted in a 98.6% or $9.1 million increase in revenue from medium-term products from the first nine months ending September 30, 2011 and 2012.

        Internal surveys indicate our customers are interested in a broad set of products to meet their financial service needs. In executing on our retail model, we regularly pilot and introduce new offerings to meet these needs. These product introductions have historically created profitable revenue expansion. The acquisition of DFS provides an additional channel through which to offer our broad product set and service our customers.

Product Characteristics and Mix

        As we introduce new products throughout our markets and expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms, depending on the underlying type of loan product that is offered. Our title loan offerings tend to have longer maturities than our short-term consumer loan offerings, and though loans to a single customer may generate lower finance charges as a result of there being fewer origination events, their increased maturity can result in comparable overall revenue generation over the life of an individual loan. In addition, the shift in mix to more medium-term loans results in a higher loan loss reserve as a result of the nature of medium-term loans as compared to short-term loans. We believe that our prepaid debit card direct deposit offering has reduced some of our check cashing fees. We believe, however, that establishing our Insight prepaid debit card as a hub for our customers' financial service needs will lengthen the customer relationship and increase associated revenue over time.

Expenses

        Historically, our operating expenses have primarily related to the operation of our stores, including salaries and benefits for employees, store occupancy costs, loan loss provisions, returns and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders. Our organization is equipped with acquisition and integration capabilities. Most integration tasks are managed by CCFI employees, the cost of which is expensed as incurred. Acquisitions and integrations often result in moderate temporary increases in expenses related to travel, training and incremental pay for hourly employees involved in integration activities.

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will continue to benefit from increased economies of scale as we grow our business with additional future acquisitions. Our efficient corporate cost structure is evident as revenue has grown 24.0% for the nine months ending September 30, 2012 as compared to the same period in 2011 while corporate expenses has grown 11.6% over the same periods and have decreased as a percentage of revenue from 15.4% to 13.8% from the first nine months ending September 30, 2011 and 2012, respectively.

Recapitalization

        Concurrent with the California Acquisition, we issued $395.0 million in senior secured notes, entered into a new four-year, $40 million Revolving Credit Facility and amended our existing

$7.0 million credit facility for our Alabama subsidiary. The proceeds from the original notes offering, together with $10.0 million of borrowings on the line of credit were used to retire our and CCCS's outstanding credit facility debt and to pay a dividend to our shareholders and pay bonuses to our management. We incurred $24.2 million in related fees and expenses in completing the California Acquisition and the financing related to our recapitalization, of which $15.6 million was directly attributable to other expenses incurred in connection with the financing and was capitalized accordingly. In July 2012, the Company issued $25 million of additional notes. Additionally, the Company issued notes under its non-guarantor subsidiary for the Florida Acquisition on August 1, 2012. As a result of the increase in the amount of debt in our capital structure following the recapitalization, our interest expense has risen, impacting our results of operations and liquidity. See "—Liquidity and Capital Resources" and "—Contractual Obligations and Commitments" for further detail.

Critical Accounting Policies

        Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, which management considers critical, include valuation of our net finance receivables, stock based compensation, equity investments, stock repurchase obligation, goodwill and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management's control.

        Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

        Finance receivables consist of three categories of receivables, short-term consumer loans, medium-term loans and title loans.

        Short-term consumer loan products provide customers with cash or a money order, typically ranging in size from $.1 to $1.0, in exchange for a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20%, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by paying cash or allowing the check to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        Medium-term loan products provide customers with cash, typically ranging from $.1 to $2.5, in exchange for a promissory note with a maturity between three months and 24 months. These loans vary in their structure between the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances we also purchase loan participations in a third-party lender's loan portfolio that are classified as medium-term finance receivables.

        Title loan products provide customers with cash, typically ranging from $.75 to $2.5, in exchange for a promissory note with a maturity between 30 days and 24 months. The loan is secured with a lien on the customer's vehicle title. The risk characteristics of secured loans primarily depend on the markets in which we operate and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its payments.

        In some instances we maintain debt-purchasing arrangements with third-party lenders. We accrue for this obligation through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2011 and September 30, 2012 was $120.5 million and $121.0 million, respectively. The allowance for loan losses, net of unearned advance fees, as of December 31, 2011 and September 30, 2012 was $5.6 million and $7.2 million, respectively. At December 31, 2011 and September 30, 2012, the allowance for loan losses was 4.5% and 5.6% of finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term and title loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2011 and September 30, 2012 are as follows (in thousands):

	December 31, 2011	September 30, 2012
Finance Receivables, net of unearned advance fees	$126,077	$128,180
Less: Allowance for loan losses	5,626	7,187

Finance Receivables, Net	$120,451	$120,993

        The total changes to the allowance for loan losses for the three months ended September 30, 2011 and 2012, and the nine months ended September 30, 2011 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Allowance for loan losses
Beginning of Period	$4,010	$7,127	$3,357	$5,626
Provisions for loan losses	18,697	21,942	39,048	53,089
Charge-offs, net	(18,436)	(21,882)	(38,134)	(51,528)

End of Period	$4,271	$7,187	$4,271	$7,187

Allowance as a percentage of finance receivables, net of unearned	4.0%	5.6%	4.0%	5.6%

        The provision for loan losses for the three months ended September 30, 2011 and 2012 includes losses from returned items from check cashing of $1.5 million and $1.6 million, respectively, and card losses of $0.1 million and $0.1 million, respectively.

        The provision for loan loss for the nine months ended September 30, 2011 and 2012 includes losses from returned items from check cashing of $3.5 million and $4.0 million respectively, and card losses of $0.2 million and $0.1 million, respectively.

Goodwill

        Management evaluates all long-lived assets, including goodwill, for impairment annually as of December 31, or whenever events or changes in business circumstances indicate an asset might be impaired. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets at the date of the acquisition and the excess of purchase price over identified net assets acquired.

        One of the methods that management employs in the review uses estimates of future cash flows from acquired assets. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Management believes that its estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could impact the estimated value of goodwill.

        There was no impairment loss charged to operations for goodwill during the year ended December 31, 2011 and the nine months ended September 30, 2012.

        During the year ended December 31, 2011, goodwill increased by $117.0 million, due to the California and Illinois Acquisitions, which was offset by a $2.1 million tax adjustment. During the first nine months of 2012, goodwill increased $41.6 million related to the DFS and Florida acquisitions offset by a tax adjustment of $1.5 million.

Income Taxes

        We record income taxes as applicable under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. We have not recorded any valuation allowances.

        Primarily as a result of the acquisition of CheckSmart and CCCS, in 2006 by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. This resulted in goodwill amortization of $21.5 million for the purposes of our 2011 federal income taxes and cash tax savings of approximately $8.6 million. We expect the corresponding goodwill amortization in 2012 to be $23.4 million, which, at an applicable federal and state tax rate of 40%, would result in cash tax savings of approximately $9.4 million. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

 Results of Operations

Three Months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

        The following table sets forth key operating data for our operations for the three months ended September 30, 2011 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2011	2012	Increase (Decrease)		2011	2012
			(Percent)		(Percent of
					Revenue)
Total Revenues	$87,441	$98,206	$10,765	12.3%	100.0%	100.0%
Operating Expenses
Salaries and benefits	16,610	14,858	(1,752)	(10.5)%	19.0%	15.1%
Provision for losses	20,811	28,127	7,316	35.2%	23.8%	28.6%
Occupancy	5,529	6,373	844	15.3%	6.3%	6.5%
Depreciation and amortization (store-level)	1,164	1,547	383	32.9%	1.3%	1.6%
Other operating expenses	10,043	14,003	3,960	39.4%	11.5%	14.3%

Total Operating Expenses	54,157	64,908	10,751	19.9%	61.9%	66.1%

Income from Operations	33,284	33,298	14	0.0%	38.1%	33.9%

Corporate and other expenses
Corporate expenses	12,215	12,277	62	0.5%	14.0%	12.5%
Bond registration expenses	—	814	814	100.0%	0.0%	0.8%
Transaction expenses	403	196	(207)	(51.4)%	0.5%	0.2%
Depreciation and amortization (corporate)	985	1,752	767	77.9%	1.1%	1.8%
Interest	11,320	12,415	1,095	9.7%	12.9%	12.6%
Income Tax Expense	2,951	1,995	(956)	(32.4)%	3.4%	2.0%

Total corporate and other expenses	27,874	29,449	1,575	5.7%	31.9%	30.0%

Net income before management fee	5,410	3,849	(1,561)	(28.9)%	6.2%	3.9%
Sponsor Management Fee	516	356	(160)	(31.0)%	0.6%	0.4%

Net Income	$4,894	$3,493	$(1,401)	(28.6)%	5.6%	3.6%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended September 30, 2011 and 2012 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended September 30,
	2011	2012
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings)	$442,756	$493,836
Number of loan transactions	1,122	1,210
Average new loan size	$394.49	$407.97
Average fee per new loan	$42.83	$49.02
Loan loss provision	$13,229	$16,074
Loan loss provision as a percentage of loan volume	3.0%	3.4%
Check Cashing Data (unaudited):
Face amount of checks cashed	$631,105	$633,446
Number of checks cashed	1,444	1,440
Face amount of average check	$437.02	$439.88
Average fee per check	$14.08	$13.75
Returned check expense	$1,478	$1,591
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%

	As Of And For The Three Months Ended September 30,
	2011	2012
Medium-term Loan Operating Data (unaudited):
Principle outstanding	$8,113	$11,071
Number of loans outstanding	18	22
Average principle outstanding	$461.04	$494.51
Weighted average monthly percentage rate	22.9%	20.1%
Allowance as a percentage of finance receivables	8.0%	17.9%
Loan loss provision	$3,337	$3,014
Title Loan Operating Data (unaudited):
Principle outstanding	$13,959	$21,039
Number of loans outstanding	13	21
Average principle outstanding	$1,108.14	$1,005.03
Weighted average monthly percentage rate	14.0%	13.5%
Allowance as a percentage of finance receivables	4.3%	6.4%
Loan loss provision	$2,131	$2,854

Operating Metrics

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Short-term Consumer Loan Fees and Interest	$47,728	$56,341	$8,613	18.0%	54.6%	57.4%
Medium-term Loans	4,044	6,295	2,251	55.7%	4.6%	6.4%
Check Cashing Fees	20,332	19,798	(534)	(2.6)%	23.3%	20.2%
Prepaid Debit Card Services	5,324	2,340	(2,984)	(56.0)%	6.1%	2.4%
Title Loan Fees	5,039	7,482	2,443	48.5%	5.8%	7.6%
Other Income	4,974	5,950	976	19.6%	5.7%	6.1%

Total Revenue	$87,441	$98,206	$10,765	12.3%	100.0%	100.0%

        For the three months ended September 30, 2012, total revenue increased by $10.8 million, or 12.3%, compared to the same period in 2011. The majority of this growth was created through the DFS acquisition and two months of Florida acquisition revenue.

        Revenue generated from Short-term consumer loan fees and interest for the three months ended September 30, 2012 increased $8.6 million, or 18.0%, compared to the same period in 2011. The DFS acquisition and the growth achieved through the Florida acquisition are the primary drivers of short-term consumer loan growth. Revenue generated from Short-term consumer loan fees and interest for the three months ended September 30, 2012, rose from 54.6% to 57.4% of revenue, compared to the same period in 2011.

        Revenue generated from Medium-term loans for the three months ended September 30, 2012 increased $2.3 million, or 55.7%, compared to the same period in 2011. We grew medium-term loan revenue in California and Virginia as we have increased our focus on medium term loans in these markets.

        Revenue generated from check cashing for the three months ended September 30, 2012 decreased $0.5 million, or 2.6%, compared to the same period in 2011. The general decline in check cashing was offset by the Florida Acquisition. Representing 20.2% of our revenue, we do not expect this to be a growth avenue for the Company, but an offering which we leverage to drive traffic, creating and enhancing customer relationships.

        Revenue from prepaid debit card services during the three months ended September 30, 2012 decreased by $3.0 million, or 56.0%. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit through linking the card with different credit related features offered by a third party.

        Revenue generated from Title loan fees for the three months ended September 30, 2012 increased $2.4 million, or 48.5%, compared to the same period in 2011. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona in late 2011.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Salaries and Benefits	$16,610	$14,858	$(1,752)	(10.5)%	19.0%	15.1%
Provision for Loan Losses	20,811	28,127	7,316	35.2%	23.8%	28.6%
Occupancy	5,529	6,373	844	15.3%	6.3%	6.5%
Depreciation & Amortization (Store-level)	1,164	1,547	383	32.9%	1.3%	1.6%
Advertising & Marketing	1,562	1,966	404	25.9%	1.8%	2.0%
Bank Charges	783	941	158	20.2%	0.9%	1.0%
Store Supplies	839	853	14	1.7%	1.0%	0.9%
External Collection Expenses	616	996	380	61.7%	0.7%	1.0%
Telecommunications	1,121	1,405	284	25.3%	1.3%	1.4%
Security	553	559	6	1.1%	0.6%	0.6%
License & Other Taxes	289	385	96	33.2%	0.3%	0.4%
Other Operating Expenses	4,280	6,898	2,618	61.2%	4.9%	7.0%

Total Operating Expenses	54,157	64,908	10,751	19.9%	61.9%	66.1%

Income from Operations	$33,284	$33,298	$14	0.0%	38.1%	33.9%

        Total operating expenses, which consist primarily of store-related expenses, increased by $10.8 million, or 19.9%, for the three months ended September 30, 2012 as compared to the same period in 2011. This overall increase was due primarily to two additional months of expenses due to the Florida Acquisition on August 1, 2012, and three months of expense due to the DFS Acquisition. The increase in provision related to growing our customer base in DFS is the primary cause of the increase in operating expenses as a percentage of revenue. As a percent of revenue, salaries and benefits decreased from 19.0% to 15.1% for the three months ended September 30, 2011 and 2012, respectively. This was due largely to expanding revenues and tighter control on employee payroll costs.

        The decrease in salaries and benefits is the result of operating efficiencies coupled with the shift towards longer term products and the increased underwriting and labor associated with longer term loans and the resulting adjustment to yield required by GAAP.

        Provision for loan losses increased from 23.8% to 28.6% as a percentage of revenue for the three months ended September 30, 2011 and 2012. $6.7 million of the $7.3 million or 91.8% of the increase in the provision for bad debt was due to the acquisition of DFS and pursuit of market share expansion. First-time customers served by our internet financial services segment default at significantly higher rates than do returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers. Retail financial services provision for bad debt increased for the three months ending September 30, 2011 and 2012, respectively, reflecting lower consumer loans offset by medium-term loans and longer term title loans.

        Occupancy expenses for the three months ended September 30, 2012 are up from 6.3% to 6.5% for the same period in 2011 as a percentage of revenue. The Florida Acquisition and the integration of our underwriting and retail model have not been fully realized as the Florida Acquisition was consummated on August 1, 2012.

        Telecommunications expenses increased due to transitional expenses as we upgraded some of our telecommunication services in a new contract.

        Excluding the provision for loan losses, total operating expenses fell from 38.1% to 37.5% as a percentage of revenue for the three months ending September 30, 2011 as compared to the same period in 2012, reflecting achievement of operational efficiencies.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Corporate Expenses	$12,215	$12,277	$62	0.5%	14.0%	12.5%
Bond Registration Expenses	—	814	814	100.0%	0.0%	0.8%
Transaction Expenses	403	196	(207)	(51.4)%	0.5%	0.2%
Depreciation & Amortization (Corporate)	985	1,752	767	77.9%	1.1%	1.8%
Sponsor Management Fee	516	356	(160)	(31.0)%	0.6%	0.4%
Interest	11,320	12,415	1,095	9.7%	12.9%	12.6%
Income Tax Expense	2,951	1,995	(956)	(32.4)%	3.4%	2.0%

Total Corporate and Other Expenses	$28,390	$29,805	$1,415	5.0%	32.5%	30.3%

Corporate Expenses

        Total corporate expenses fell from 14.0% to 12.5% as a percentage of revenue during the three months ending September 30, 2011 and 2012, respectively. This operating leverage was achieved through continued cost control and the absorption of the acquired enterprises.

Transaction Expense

        Transaction expenses fell from $0.4 million to $0.2 million for the three months ended September 30, 2012 as compared to the same period in 2011. The Company had two acquisitions in 2011 (the California acquisition and Illinois acquisition) and two acquisitions through the first nine months of 2012 (the DFS and Florida acquisitions).

Interest Expense, Net

        Interest expense, net, increased to $12.4 million during the three months ended September 30, 2012 as compared to $11.3 million for the same period in 2011, or an increase of 9.7%, due to the issuance of new debt financing incurred for the Florida acquisition.

CCFI Business Segment Results of Operations for the three months ended September 30, 2012

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2012 (unaudited)
	Retail Financial Svcs	% of Revenue	Internet Financial Svcs	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$89,270	100.0%	$8,936	100.0%	$98,206	100.0%
Provision for Loan Losses	21,397	24.0%	6,730	75.3%	28,127	28.6%
Other Branch Expenses	34,336	38.5%	2,445	27.4%	36,781	37.5%

Branch Gross Profit (loss)	$33,537	37.6%	$(239)	-2.7%	$33,298	33.9%

Retail Financial Services

        Retail financial services represented 90.9% or $89.3 million of revenues and internet financial services represented 9.1% or $8.9 million for the three months ended September 30, 2012.

        For the three months ended September 30, 2012 total revenues increased by $1.8 million or 2.1%, compared to the same period in 2011. During the three months ended September 30, 2012 retail financial services benefitted from two months of contribution from the Florida Acquisition as compared to 2011. Revenues were constrained in certain markets due to the election to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. We experienced strong growth in both medium term loans and title loans on a comparative basis.

        The provision for loan losses as a percentage of revenue was flat as compared to the same period in 2011.

        Store margin decreased slightly as a percentage of revenue reflecting the impact of transitioning customers away from the enhanced card product. Card fees were down 56.0% as compared to the same period in 2011.

Internet Financial Services

        For the three months ended September 30, 2012 total revenues contributed by our Internet Financial Services segment represented $8.9 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet Financial Services Segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the three months ended September 30, 2012 as compared to our retail model. The branch loss of $239 compares favorably with the branch loss of $1,009 reported for the three months ended June 30, 2012 and reflects the progress in building a base of customers which we will be able to leverage to support ongoing growth.

 Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

        The following table sets forth key operating data for our operations for the nine months ended September 30, 2011 and 2012 (dollars in thousands):

	Nine Months Ended Sepember 30,
	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Total Revenues	$218,701	$271,213	$52,512	24.0%	100.0%	100.0%
Operating Expenses
Salaries and benefits	39,840	46,386	6,546	16.4%	18.2%	17.1%
Provision for losses	44,505	65,954	21,449	48.2%	20.3%	24.3%
Occupancy	14,369	17,502	3,133	21.8%	6.6%	6.5%
Depreciation and amortization (store-level)	3,709	4,651	942	25.4%	1.7%	1.7%
Other operating expenses	26,670	36,537	9,867	37.0%	12.2%	13.5%

Total Operating Expenses	129,093	171,030	41,937	32.5%	59.0%	63.1%

Income from Operations	89,608	100,183	10,575	11.8%	41.0%	36.9%

Corporate and other expenses
Corporate expenses	33,594	37,479	3,885	11.6%	15.4%	13.8%
Registration expenses	—	2,774	2,774	100.0%	0.0%	1.0%
Bond registration expenses	—	814	814	100.0%	0.0%	0.3%
Transaction expenses	9,101	1,233	(7,868)	(86.5)%	4.2%	0.5%
Depreciation and amortization (corporate)	1,997	4,218	2,221	111.2%	0.9%	1.6%
Interest	22,980	34,995	12,015	52.3%	10.5%	12.9%
Income Tax Expense	9,088	6,929	(2,159)	(23.8)%	4.2%	2.6%

Total corporate and other expenses	76,760	88,442	11,682	15.2%	35.1%	32.6%

Net income before management fee	12,848	11,741	(1,107)	(8.6)%	5.9%	4.3%
Sponsor Management Fee	1,014	1,060	46	4.5%	0.5%	0.4%

Net Income	$11,834	$10,681	$(1,153)	(9.7)%	5.4%	3.9%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the nine months ended September 30, 2011 and 2012 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Nine Months Ended September 30,
	2011	2012
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings)	$1,094,572	$1,305,458
Number of loan transactions	2,697	3,209
Average new loan size	$405.86	$406.82
Average fee per new loan	$43.64	$47.76
Loan loss provision	$28,161	$37,057
Loan loss provision as a percentage of loan volume	2.6%	2.9%
Check Cashing Data (unaudited):
Face amount of checks cashed	$1,560,239	$1,829,581
Number of checks cashed	3,459	4,007
Face amount of average check	$451.06	$456.59
Average fee per check	$15.36	$14.46
Returned check expense	$3,491	$4,000
Returned check expense as a percent of face amount of checks cashed	0.2%	0.2%

	As Of And For The Nine Months Ended September 30,
	2011	2012
Medium-term Loan Operating Data (unaudited):
Principle outstanding	$8,113	$11,071
Number of loans outstanding	18	22
Average principle outstanding	$461.04	$494.51
Weighted average monthly percentage rate	22.9%	20.1%
Allowance as a percentage of finance receivables	8.0%	17.9%
Loan loss provision	$7,059	$9,813
Title Loan Operating Data (unaudited):
Principle outstanding	$13,959	$21,039
Number of loans outstanding	13	21
Average principle outstanding	$1,108.14	$1,005.03
Weighted average monthly percentage rate	14.0%	13.5%
Allowance as a percentage of finance receivables	4.3%	6.4%
Loan loss provision	$3,828	$6,219

Operating Metrics

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Short-term Consumer Loan Fees and Interest	$116,449	$147,012	$30,563	26.2%	53.2%	54.2%
Medium-term Loans	9,261	18,389	9,128	98.6%	4.2%	6.8%
Check Cashing Fees	53,146	57,931	4,785	9.0%	24.3%	21.4%
Prepaid Debit Card Services	14,081	10,840	(3,241)	(23.0)%	6.4%	4.0%
Title Loan Fees	12,572	19,612	7,040	56.0%	5.7%	7.2%
Other Income	13,192	17,429	4,237	32.1%	6.0%	6.4%

Total Revenue	$218,701	$271,213	$52,512	24.0%	100.0%	100.0%

        For the nine months ended September 30, 2012, total revenue increased by $52.5 million, or 24.0%, compared to the same period in 2011. The majority of this growth was created through the California, Florida and DFS Acquisitions.

        Revenue generated from Short-term consumer loan fees and interest for the nine months ended September 30, 2012 increased $30.6 million, or 26.2% compared to the same period in 2011. Consumer loan revenue increased as a result of our California, Florida and DFS Acquisitions.

        Revenue generated from Medium-term loans for the nine months ended September 30, 2012 increased $9.1 million, or 98.6%, compared to the same period in 2011. We grew medium-term loan revenue as we focused on growing the product organically in our California and Virginia markets.

        Revenue generated from check cashing for the nine months ended September 30, 2012 increased $4.8 million, or 9.0%, compared to the same period in 2011. The general decline in check cashing was offset by the California and Florida acquisitions. Representing 21.4% of our revenue, we do not expect check cashing to be a growth avenue for the Company but an offering which we leverage to drive customer traffic, creating and enhancing customer relationships.

        Revenue from prepaid debit card services during the nine months ended September 30, 2012 decreased by $3.2 million, or 23.0%. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card option which allowed qualifying customers benefit through linking the card with different credit related features offered by a third party.

        Revenue generated from Title loan fees for the nine months ended September 30, 2012 increased $7.0 million, or 56.0%, compared to the same period in 2011. Title loan fee growth was achieved in most markets but benefitted primarily from our Arizona and California offerings.

Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Salaries and Benefits	$39,840	$46,386	$6,546	16.4%	18.2%	17.1%
Provision for Loan Losses	44,505	65,954	21,449	48.2%	20.3%	24.3%
Occupancy	14,369	17,502	3,133	21.8%	6.6%	6.5%
Depreciation & Amortization (Store-level)	3,709	4,651	942	25.4%	1.7%	1.7%
Advertising & Marketing	3,543	5,214	1,671	47.2%	1.6%	1.9%
Bank Charges	2,032	2,846	814	40.1%	0.9%	1.0%
Store Supplies	2,073	2,368	295	14.2%	0.9%	0.9%
External Collection Expenses	2,005	3,183	1,178	58.8%	0.9%	1.2%
Telecommunications	2,404	4,059	1,655	68.8%	1.1%	1.5%
Security	1,262	1,864	602	47.7%	0.6%	0.7%
License & Other Taxes	909	1,091	182	20.0%	0.4%	0.4%
Other Operating Expenses	12,442	15,912	3,470	27.9%	5.7%	5.9%

Total Operating Expenses	129,093	171,030	41,937	32.5%	59.0%	63.1%

Income from Operations	$89,608	$100,183	$10,575	11.8%	41.0%	36.9%

        Excluding the provision for loan losses, total operating expenses was unchanged at 38.7% of revenue for the nine months ending September 30, 2011 and 2012.

        This overall increase was due primarily to the California, Illinois, DFS and Florida acquisitions. As a percent of revenue, salaries and benefits decreased from 18.2% to 17.1% for the nine months ended September 30, 2011 and 2012, respectively. This decrease is due to the benefits of operating leverage and increased focus on cost control.

        Provision for loan losses increased from 20.3% to 24.3% as a percentage of revenue for the nine months ended September 30, 2011 and 2012. $12.2 million of the $21.4 million or 57.3% of the increase in the provision for loan loss was attributable to the DFS Acquisition and pursuit of market share expansion. First-time customers on the internet default at significantly higher rates than do returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers. Retail Financial Services provision for bad debt increased from 20.3% to 21.1% of revenue for the first nine months of September 30, 2011 and 2012 reflecting medium-term loans and longer term title loans.

        Occupancy expenses for the nine months ended September 30, 2012 compared to the same period in 2011 were relatively flat as a percentage of revenue.

        Advertising and marketing increased $1.7 million, or 47.2% primarily as the result of DFS' internet marketing expenditures as we invested in growing the business.

        Telecommunications expenses increased 68.8% due to the California and Illinois Acquisitions and transitional expenses as we upgraded some of our telecommunication services in a new contract.

        Other operating expenses increased 27.9% primarily due to the Florida and DFS acquisitions in 2012.

Corporate and Other Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of
					Revenue)
Corporate Expenses	$33,594	$37,479	$3,885	11.6%	15.4%	13.8%
Registration Expenses	—	2,774	2,774	100.0%	0.0%	1.0%
Bond Registration Expenses	—	814	814	100.0%	0.0%	0.3%
Transaction Expenses	9,101	1,233	(7,868)	(86.5)%	4.2%	0.5%
Depreciation & Amortization (Corporate)	1,997	4,218	2,221	111.2%	0.9%	1.6%
Sponsor Management Fee	1,014	1,060	46	4.5%	0.5%	0.4%
Non-controlling Interest	(120)	—	120	(100.0)%	(0.1)%	0.0%
Interest	22,980	34,995	12,015	52.3%	10.5%	12.9%
Income Tax Expense	9,088	6,929	(2,159)	(23.8)%	4.2%	2.6%

Total Corporate and Other Expenses	$77,654	$89,502	$11,848	15.3%	35.5%	33.0%

Corporate Expenses

        Total corporate expenses fell from 15.4% to 13.8% of revenue as a percentage of revenue for the nine months ending September 30, 2011 and 2012, respectively, as a result of continued achievement of operating leverage and the integration of the acquired enterprises.

Registration Expense

        The Company decided not to pursue the previously announced public offering due to unfavorable market conditions, which resulted in a charge off of $2.8 million during the nine months ended September 30, 2012.

Transaction Expense

        Transaction expenses fell from $9.1 million to $1.2 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decline was related to the relative size and complexity of the transactions in 2012 versus the same period in 2011.

Interest Expense

        Interest expense increased to $35.0 million during the nine months ended September 30, 2012 as compared to $23.0 million for the same period in 2011, or an increase of 52.3%, due to the California Acquisition, and the Florida Acquisition.

Income Taxes

        Income taxes for the nine months ended September 30, 2012 were $6.9 million, as compared to $9.1 million for the same period in 2011 as a result of the decrease in taxable income primarily due to additional interest expense.

 CCFI Business Segment Results of Operations for the nine months ended September 30, 2012

        The following tables present summarized financial information for the Company's segments:

	As of and for the nine months ended September 30, 2012 (unaudited)
	Retail Financial Svcs	% of Revenue	Internet Financial Svcs	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$254,700	100.0%	$16,513	100.0%	$271,213	100.0%
Provision for Loan Losses	53,671	21.1%	12,283	74.4%	65,954	24.3%
Other Branch Expenses	99,598	39.1%	5,478	33.2%	105,076	38.7%

Branch Gross Profit (loss)	$101,431	39.8%	$(1,248)	(7.6)%	$100,183	36.9%

Retail Financial Services

        For the nine months ended September 30, 2012 total revenues increased by $36.0 million or 16.5%, compared to the same period in 2011. The California Acquisition occurred in April of 2011. During the nine months ended September 30, 2012, retail financial services benefitted from an additional five months of contribution from California and two months of contribution from the Florida Acquisition. In addition to benefiting from such acquisitions, the Company achieved organic revenue growth in nearly all of its markets. Revenues were constrained in certain markets due to the election to cease marketing an enhanced card feature which allowed for the option of accessing a third party loan. This election resulted in product and customer transitioning during the second and third quarters of 2012. We experienced strong growth in both Medium Term Loans and Title Loans on a comparative basis.

        The increase in Provision for Loan Losses primarily reflects the election during the period to increase our reserves related to our Medium Term Loan Products as well as the increased shift in mix towards these products.

        The slight decrease in store margin reflects the increased provision as a percentage of revenues as well as the impact of transitioning customers away from a previously offered card feature. Card Fees were down 23.0% as compared to the nine months ended September 30, 2011. Branch Gross Profit was up 13.1% compared to the same period in 2011 primarily as a result of the acquisitions.

Internet Financial Services

        For the nine months ended September 30, 2012 total revenues contributed by our Internet Financial Services segment represented $16.5 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet Financial Services Segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the six months DFS was operated ended September 30, 2012 as compared to historical performance. Importantly, during the third quarter, we began to see the benefits of this investment in customer acquisition as branch loss decreased from $1,009 experienced in the second quarter to $239 in the third quarter.

Liquidity and Capital Resources

        We have historically funded our liquidity needs through cash flow from operations and borrowing under our revolving credit facilities. We believe that cash flow from operations and available cash, together with available borrowings under our credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Our future liquidity and future ability to fund capital expenditures, working capital and debt requirements will depend, however, upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, our liquidity needs would be financed by additional indebtedness, equity financings, asset sales or a combination of the foregoing.

Nine Month Cash Flow Analysis

        The table below summarizes our cash flows for nine months ended September 30, 2011 and 2012.

	Nine Months Ended September 30,
(in thousands)	2011	2012
Net Cash Provided by Operating Activities	$80,664	$97,402
Net Cash (Used in) Investing Activities	(51,160)	(96,592)
Net Cash (Used in) Provided by Financing Activities	(3,521)	23,900

Net Increase in Cash and Cash Equivalents	$25,983	$24,710

        Cash Flows from Operating Activities.    During the nine months ended September 30, 2012, net cash provided by operating activities was $97.4 million compared to $80.7 million during the same period in 2011. Net cash increased primarily due to an increase in net income and timing of payments.

        Cash Flows from Investing Activities.    During the nine months ended September 30, 2012, net cash used in investing activities was $96.6 million. The primary uses of cash were $58.6 million in loan originations and $33.7 million for the DFS and Florida acquisitions. During the nine months ended September 30, 2011, net cash used by investing activities was $51.2 million primarily due to loan originations.

        Cash Flows from Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2012 was $23.9 million and was net effect of issuing the 2012 notes payable, issuance of stock and non-guarantor notes with the Florida acquisition.

Financing Instruments—Restrictive Covenants

        The indentures governing our notes contains certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our Revolving Credit Facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our Revolving Credit Facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2011 and September 30, 2012, we were in compliance with these covenants.

Capital Expenditures

        Our business model requires relatively low maintenance capital expenditures. For the nine months ended September 30, 2011 and 2012, we spent $3.0 million and $3.9 million, respectively on capital expenditures.

Seasonality

        Our business is seasonal due to tax refunds received by our customers. Customers' cash tax refund checks primarily in the first calendar quarter of each year. In the first quarter, we traditionally have our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through the refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

        With the exception of the non-guarantor subsidiary notes payable, there has been no material charges from the Prospectus filed with the Securities and Exchange Commission on September 20, 2012.

        A non-guarantor subsidiary of the borrower issued a series of notes as a portion of the consideration for the acquisition of 54 locations in the Florida market. The notes are secured by the assets of the non-guarantor subsidiary. The notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the notes mature in August 2016. The notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the notes for certain adjustments and indemnification related to the Florida acquisition.

Impact of Inflation

        Our results of operations are not materially impacted by fluctuations in inflation.

Balance Sheet Variations

        Several of the items on our balance sheet as of September 30, 2012 were impacted significantly by our acquisitions.

        Cash and cash equivalents, accounts payable, accrued liabilities, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans and title loans, and the receipt and remittance of cash from the sale of prepaid debit cards, wire transfers, money orders and the processing of bill payments.

Investee Companies

        We have an equity investment in Latin Card Strategies LLC, ("Latin Card"). Prior to May 2011, the Company held a 57% ownership in Latin Card. In May 2011, our membership units were reduced to 49%. Effective May 2011, we recorded the investment in Latin Card under the equity method of accounting. As of September 30, 2012, our membership units were reduced to 36%.

        We also have an equity investment in Insight Holding (the parent company of the program manager for the prepaid card offered through our subsidiaries). We recorded the 22.5% investment in Insight Holdings under the equity method of accounting effective November 2011.

        Equity Method Investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

        The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected EBITDA. The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as of September 30, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to financial market risks, particularly with respect to changes in interest rates that might affect the costs of financing our borrowings under our revolving credit facilities. Given the anticipated short-term nature of expected borrowings under our revolving credit facilities, we do not expect that our interest rate risk will be substantial, nor do we currently anticipate a need to hedge such risk. We do not hold market risk sensitive instruments entered into for trading purposes, as defined by GAAP.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, although we do not currently have any such pending litigation, legal proceedings may be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis.. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

ITEM 1A.    RISK FACTORS.

        There have been no material changes with respect to the risk factors disclosed under the heading "Risk Factors" in our Prospectus filed with the Securities and Exchange Commission on September 20, 2012.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEED

        Not applicable

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4    MORE SAFETY DISCLOSURES

        Not applicable

ITEM 5    OTHER INFORMATION

        Not applicable

ITEM 6.    EXHIBITS.

        The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101
Interactive Data File:
(i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012

Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Chief Financial Officer