Form 10-K
period 2012-12-31
Community Choice Financial Inc.
filed 2013-03-29
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio	45-1536453
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7001 Post Road, Suite 200, Dublin Ohio	43016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (614) 798-5900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There is no market for the registrant’s equity.

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2012 was: 8,981,586 shares of  common stock, $0.01 par value.

As used in this Annual Report on Form 10-K, the “Company,” “CCFI,” “we,” “us,” and “our” refer to Community Choice Financial Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•                  the Company’s expected future results of operations;

•                  economic conditions;

•                  the Company’s business and growth strategy;

•                  fluctuations in quarterly operating results;

•                  the integration of acquisitions;

•                  statements as to liquidity and compliance with debt covenants;

•                  the effects of terrorist attacks, war and the economy on the Company’s business;

•                  expected increases in operating efficiencies;

•                  estimates of intangible asset impairments and amortization expense of customer relationships and other intangible assets;

•                  the effects of legal proceedings, regulatory investigations and tax examinations;

•                  the effects of new accounting pronouncements and changes in accounting guidance; and

•                  statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•                  risks related to the Company’s ability to grow internally;

•                  risks related to the Company’s ability to compete;

•                  risks related to the Company’s substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;

•                  risks related to the Company’s ability to incur additional debt;

•                  risks related to the Company’s ability to meet liquidity needs;

•                  the risk that the Company will not be able to implement its growth strategy as and when planned;

•                  risks associated with growth and acquisitions;

•                  the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•                  fluctuations in quarterly operating results and cashflow;

•                  the risk that the Company will not be able to improve margins;

•                  risks related to changes in government regulations;

•                  risks related to possible impairment of goodwill and other intangible assets;

•                  risks related to litigation, regulatory investigations and tax examinations;

•                  risks related to our concentration in certain markets;

•                  risks related to our reliance on third party product or service providers;

•                  the Company’s dependence on senior management;

•                  risks related to security and privacy breaches;

•                  risks associated with technology;

•                  risks related to the availability of qualified employees;

•                  risks related to reliance on independent telecommunications service providers;

•                  risks related to possible future terrorist attacks; and

•                  risks related to natural disasters or the threat or outbreak of war or hostilities.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do occur, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part I. — Item 1A. Risk Factors” of this Report on Form 10-K.

PART I

 ITEM 1.                                             BUSINESS

Overview

Community Choice Financial Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 491 retail storefronts across 14 states and  an internet presence in 19 states. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including short-term consumer loans, medium-term loans, title loans, check cashing, prepaid debit cards, money transfers, bill payments and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and in many instances, more affordable than available alternatives.

We strive to provide customers with unparalleled customer service in a safe, clean and welcoming retail environment and through a convenient internet platform.  Our stores are located in highly visible and accessible locations that allow customers convenient and immediate access to our services. Our internet lending platform is easy to use and provides an alternative for customers who may prefer the convenience and benefits of the internet.  Our professional work environment combines high employee performance standards, incentive-based pay and a wide array of training programs to incentivize our employees to provide superior customer service. We believe that this approach has enabled us to build strong customer loyalty, putting us in a position to expand and continue to capitalize on our innovative product offerings.

We serve the large and growing market of individuals who have limited or no access to traditional sources of consumer credit and financial services. A study conducted by the FDIC published in 2011 indicates 28.3 % of U.S. households are either unbanked or underbanked, representing approximately 68 million adults. As traditional financial institutions increase fees for consumer services, such as checking accounts and debit cards, and tighten credit standards as a result of economic and other market driven developments, consumers have looked elsewhere for less expensive and more convenient alternatives to meet their financial needs. According to a recent Federal Reserve Bank of New York report, total consumer credit outstanding has declined over $1.4 trillion since its peak in the third quarter of 2008. This contraction in the supply of consumer credit has resulted in significant unmet demand for consumer loan products.

Our Customers

We serve a large and growing demographic group of customers by providing services to help them manage their day-to-day financial needs. Our customers often live “paycheck-to-paycheck” and, therefore, all or a substantial portion of their current income is expended to cover immediate living expenses.

Our customers are typically working-class, middle-income individuals. Based on third-party market surveys, we believe the following about our customers:

•                  they typically have an annual household income between $20,000 and $50,000, with approximately one-sixth in excess of $50,000;

•                  over 70% are under the age of 45;

•                  over 50% are between 25 and 44 years of age;

•                  approximately half are male and half are female;

•                  approximately half have attended at least some college;

•                  over 95% have access to the internet;

•                  over 70% own a home computer;

•                  over 55% have access to a computer in the workplace; and

•                  approximately 75% have access to a checking account and choose to use our services as a means of managing their financial needs.

Our customers generally are unserved or underserved by the traditional banking system and choose alternative solutions to gain convenient and immediate access to cash, consumer loans, prepaid debit cards, money transfers, bill payments and money orders. We believe that our customers use our financial services because we provide them with a safe, welcoming environment and because they are quick, convenient and, in many instances, more affordable than available alternatives.

Locations and Operations

The following map illustrates the number and location of our stores in operation as of December 31, 2012.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free-standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. All of our stores are leased. Our stores, on average, occupy approximately 1,895 square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•                  CheckSmart;

•                  Buckeye CheckSmart;

•                  California Check Cashing Stores;

•                  First Cash Advance (pursuant to a license agreement that expires on December 31, 2016);

•                  Cash 1;

•                  Southwest Check Cashing;

•                  Cash & Go;

•                  First Virginia;

•                  Buckeye Title Loan;

•                  Easy Money;

•                  Check Cashing USA; and

•                  Foremost.

Our stores are typically open from 8 a.m. until 8 p.m. Monday through Saturday and 11 a.m. until 5 p.m. on Sunday, although some stores are closed on Sunday. Additionally, 32 of our stores are open 24 hours a day.

To complement our retail stores we also offer financial services through our internet operations in Alabama, Alaska, California, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Utah, Washington, Wisconsin, and Wyoming.

	Year Ended December 31,
	2010	2011	2012
# of Locations
Beginning of Period	264	282	435
Acquired	19	151	54
Opened	2	2	7
Closed	3	—	5
End of Period	282	435	491
Number of states served by our internet operations	—	—	19

Products and Services

We offer several convenient, fee-based services to meet the needs of our customers, including short-term consumer loans, medium-term loans, title loans, check cashing, prepaid debit cards, money transfers, bill payments, money orders, international and domestic prepaid phone cards, tax preparation, auto insurance, motor vehicle registration services and other ancillary retail financial services.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the year ended December 31, 2012:

Consumer Loans.  We offer a variety of consumer loan products and services. We believe that our customers find our consumer loan products and services to be convenient, transparent and lower-cost alternatives to other, more expensive short-term options, such as incurring returned item fees, credit card late fees, overdraft or overdraft protection fees, utility late payments, disconnect and reconnect fees and other charges imposed by other financing sources when they do not have sufficient funds to cover unexpected expenses or other needs. Our customers often have limited access to more traditional sources of consumer credit, such as credit cards.

The specific consumer loan products we offer vary by location, but generally include the following types of loans:

•                  Short-Term Consumer Loans.  One of our primary products is a short-term, small-denomination consumer loan whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer this product over the internet and in 432 of our 491 stores. As the lender, we agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due dates, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $1,000 and averaged approximately $408 during 2012. Fees charged vary from state to state, generally ranging from $8 to $15 per $100 borrowed.

•                  Medium-Term Loans.  In meeting our customers’ financial needs, we also offer a range of medium-term loans. Principal amounts of medium-term loans typically range from $100 to $2,501 and have maturities between three months and 24 months. These loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these loans over the internet and in 165 of our 491 stores.

•                  Title Loans.  Title loans are asset-based loans whereby the customer obtains cash using a vehicle as collateral. We offer this product in 252 of our 491 stores. The amount of funds made available is based on the vehicle’s value, and our policies typically authorize loans based on the wholesale value of the vehicle. Principal amounts of title loans can range from $100 to $25,000 and have maturities between one month and 24 months. The customer receives the benefit of immediate cash and retains possession of the vehicle while the loan is outstanding.

Our consumer loan products are authorized by statute or rule in the various states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which consumer loans may be made, varies by jurisdiction. The states in which we offer consumer loan products generally regulate the maximum allowable fees and other charges to consumers and the maximum amount of the loan, maturity and renewal or extension terms of these consumer loans. Some of the states in which we operate impose limits on the number of loans a customer may have outstanding or on the amount of time that must elapse between loans. To comply with the laws and regulations of the states in which consumer loan products are offered, the terms of our consumer loan products must vary from state to state.

As of December 31, 2012, our gross receivable for short-term consumer loans, medium-term loans and title loans was $144.0 million. At the end of each fiscal quarter, we analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term consumer loans, medium-term loans and title loans, accounted for 63.9% and 69.2% of our revenue for the years ended December 31, 2011 and 2012, respectively.

Check Cashing.  We offer check cashing services in 461 of our 491 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s social security number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss. Although we have established guidelines for approving check cashing transactions, we do not impose maximum check size restrictions. Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 23.7% and 21.1%, respectively, of our revenue for the years ended December 31, 2011 and 2012.

Prepaid Debit Card Services. As an agent for a third-party debit card provider, we offer access to reloadable prepaid debit cards that provide our customers with a convenient and secure method of accessing their funds in a manner that meets their individual needs. The cards are provided by Insight Card Services LLC, or Insight, and our stores serve as distribution points where customers can purchase cards as well as load funds onto and withdraw funds from their cards. Customers can elect to receive check cashing proceeds on their cards without having to worry about security risks associated with carrying cash. The cards can be used at most places where MasterCard® or Visa® branded debit cards are accepted. These cards offer our customers the ability to direct deposit all or a portion of their payroll checks onto their cards, the benefit of an optional overdraft program, the ability to receive real-time wireless alerts for transactions and account balances, and the availability of in-store and online bill payment services.

Prepaid debit card services accounted for 6.5% and 3.5%, respectively, of our revenue for the years ended December 31, 2011 and 2012. The decline in revenue experienced during 2012 is related to the elimination of a card feature which allowed customers to access third party credit through their prepaid card.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services that we currently offer through our stores include money transfer, bill payment, money orders and international and prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services and an automotive insurance program.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Other products and services accounted for 5.9% and 6.2%, respectively, of our revenue for the years ended December 31, 2011 and 2012.

Advertising and Marketing

Our marketing efforts are designed to promote our product and service offerings, create customer loyalty, introduce new customers to our brands and create cross-selling opportunities.  In most of our markets, we utilize mass-media advertising, including flyers, direct mail, outdoor advertising, internet advertising, including search engine optimization, and acquiring leads from third party lead generation sources, yellow pages and radio and television advertising. We also utilize point-of-purchase materials in our retail locations to implement in-store marketing programs and promotions. We generally implement special promotions to maximize certain seasonal revenue opportunities, including holidays and tax season. Additional local marketing initiatives include sponsorship and participation in local events and charity functions to enhance brand awareness.

We develop our marketing strategies based in part on results from consumer research and data analysis and from insights gained from phantom-shopper programs. We are continuously testing new ways of communicating and promoting our products and services, which include direct mail, online advertising, text messaging, print advertising, telemarketing and enhanced bilingual communications.

Employees & Training

As of December 31, 2012, we had 3,071 employees, including 2,687 store managers and service associates.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

Customer service associates, store managers, district managers, regional managers and regional vice presidents must complete formal training programs. Those training programs include:

•                  management training programs that cover employee hiring, progressive discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

•                  an annual operations conference, which is state specific, with all regional vice presidents, regional managers, district managers and store managers, which covers topics such as customer service, loss reduction, safety and security, better delivery of services and compliance with legal and regulatory requirements, human resources policies and procedures and leadership development;

•                  the use of a web-based training tool, managed by a third party, to augment our on-the-job training, and effectively deliver and document our mandatory annual anti-money laundering and suspicious activity reporting training and testing;

•                  new operations employee training which consists of online and on-the-job training with experienced operations  employees for a minimum of six weeks; and

•                  multiple  programs in place to identify and develop exceptional store, district and regional managers.

Our national training coordinator and director of auditing and loss prevention also coordinate on-going training for operations employees to review customer service, compliance, security and service-focused issues.

Our  employees undergo a criminal background check, a process whereby we confirm that the social security number provided by the prospective employee matches the name of the employee, a credit check (where permitted by law), prior employment verification, random drug screening and an interview process before employment. We maintain a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Technology & Information Systems

We utilize a centralized management information system to support our customer service strategy and manage transaction risk, collections, internal controls, record keeping and compliance, and daily reporting functions. In retail stores locations, management system incorporates commercial, off-the-shelf point-of-sale systems customized to our specific requirements. Our POS systems are complemented by proprietary systems to enhance reporting and operational capabilities.

Our retail POS systems are licensed in all stores and record and monitor the details of every transaction, including the service type, amount, fees, employee, date/time, and actions taken, which allows us to provide our services in a standardized and efficient manner in compliance with applicable regulations.  Transaction data is recorded in our accounting system daily.

We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and allow the implementation of new service enhancements. Each store runs Windows operating systems with a four to ten PC network that is connected to our corporate headquarters using a DSL, cable, or T1 connection.

Our corporate data center consists of approximately 40 database and application servers, configured for redundancy and high availability with two storage area network devices, or SANs — one EMC and one NetApp, with 67 terabytes of available storage. Our primary data processing operations run in a state-of-the-art off-site co-location facility. We also maintain an on-site data center at our headquarters which would be used as a backup site for disaster recovery. This maximizes the availability of centralized systems, optimizes up-time for store operations, and eliminate our corporate office as a single point of failure in case of disaster. We maintain and test a comprehensive disaster recovery plan for all critical host systems. We have also contracted with a disaster recovery facility to provide workspaces, computers, and connectivity to our data center for 100 employees in case our headquarters becomes unavailable due to disaster.

DFS online lending operations are handled through proprietary software that gives the customer a consistent experience online. The software records lending transactions, handles customer reporting, and the analysis and management of our loan portfolio.

Direct Financial Solution’s primary processing systems are located in an off-site, state of the art co-location facility, with approximately 20 application and database servers with 2 terabytes of storage. These systems are linked to our primary operations center via a 40 Megabit connection.  Our internet operations center houses back office systems, and have approximately 30 application servers, with 4 terabytes of storage.

Collections

Collection efforts are centralized to maximize efficiency and ensure the application of standardized procedures and controls.  Collection procedures comply with, as applicable, the stricter of state regulation and best practices set forth by the industry associations of which we are members.  Upon the initial default or delinquency, where applicable, efforts are coordinated with the originating source.  As the item becomes more delinquent all efforts are centralized within the collections department.  The collections department attempts to settle the account by sending letters and making phone calls to the customer.  After a period of time, if centralized collection efforts have failed, a consumer loan account may be sent to a third-party collections agency, or we may attempt repossession on vehicles securing title loans.  Where repossession occurs it is done by bonded and insured asset recovery firms.  Where third-party collections agencies are engaged, they are required to meet certain requirements including that they are bonded and insured and subject to our internal audit procedures.

Security

Employee safety is critical to us. Nearly all of our retail store employees work behind bullet-resistant acrylic and reinforced partitions, and have security measures that include a time-delay equipped safe, an alarm system monitored by a third party, and personal panic buttons for each of our tellers. Many of our stores also have multi-camera DVR systems with remote access capability, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. Training on security measures is part of each annual state meeting.

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2010 through 2012, our uncollected cash shortages from employee errors and from theft were consistently less than .10% of revenue annually from our operations.

Our POS system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers and our internal audit staff conduct audits of each store’s cash position and inventories on an unannounced and random basis. Professional armored carriers provide the daily transportation of currency for the majority of our stores. In addition, most stores electronically scan their check inventory to facilitate verification and record keeping.

Competition

The industry in which we operate is highly fragmented and very competitive.  We believe the principal competitive factors in retail financial services are location or internet presence, customer service, fees and the transparency of fees, convenience, range of services offered, speed of service and confidentiality. With respect to our lending business, we compete with mono-line payday lending businesses, other check cashers and multi-line alternative financial service providers, pawn shops, rent-to-own businesses, banks, credit unions, offshore lenders, lenders utilizing a Native American sovereign nation lending model, one-state model lenders, and state licensed lenders. With respect to our check cashing business, we compete with other check cashers and multi-line alternative financial service providers, grocery stores, convenience stores, banks, credit unions, and any other retailer that cashes checks, sells money orders, provides money transfer services or offers other similar financial services, including some big-box retailers.  Some retailers cash checks without charging a fee under limited circumstances.

Previous Acquisitions

Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida for a purchase price of $40.4 million subject to certain post-closing adjustments based on the fair value of the total consideration of the Florida acquisition.  The assets acquired in such acquisition and $17,223 in debt and $1,266 in stock repurchase obligation incurred for the acquisition are held by a subsidiary that is classified as unrestricted under our senior notes, which we refer to as a non-guarantor subsidiary.  This retail consumer finance company operated 54 stores in South Florida markets. We refer to this acquisition as the Florida Acquisition.

DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of Direct Financial Solutions, LLC and its subsidiaries, or DFS, as well as three other affiliated entities, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, or DFS UK, DFS Direct Financial Solutions of Canada, Inc., or DFS Canada, and Reliant Software Inc., all of which we collectively refer to as the DFS Companies. The purchase price was $22.4 million. DFS offers loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. We refer to this as the DFS Acquisition.

Our internet operations offer short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Post-acquisition, our internet operations began offering a medium-term product.

Currently, our internet operations offer loans, under a state-law based model, to residents of Alabama, Alaska, California, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Utah, Washington, Wyoming, and Wisconsin, and operates as a Credit Access Business in Texas, through which it offers loans originated by an unaffiliated, third-party lender. In addition, DFS UK offers loans in the United Kingdom. DFS Canada does not currently offer any loans.

Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity. We believe this additional retail channel enables us to efficiently reach consumers not fully served by our existing retail locations

Insight Investment.  We acquired a 22.5% stake in Insight Holding in November 2011. Insight Holding is the parent company of Insight Cards Services LLC, the program manager for the Insight Card that is offered through our retail locations.

California Acquisition.  On April 29, 2011, we acquired CCCS, an alternative financial services business with similar product offerings as CheckSmart. We refer to this acquisition as the California Acquisition. Our predecessor, CheckSmart Financial Holdings Corp., or CheckSmart, together with California Check Cashing Stores, Inc., or CCCS and certain other parties, executed an agreement and plan of merger, under which CCFI, a newly formed holding company, acquired all outstanding shares of both CheckSmart and CCCS. In connection with consummating the California Acquisition, we also issued $395 million in aggregate principal amount of our 10.75% senior secured notes due 2019, which we refer to as our senior notes, and entered into a $40 million senior secured revolving credit facility, which we refer to as our revolving credit facility. The net proceeds from the offering of the senior notes, together with the initial borrowings under our revolving credit facility and cash on hand, were used to retire $207.2 million of CheckSmart’s outstanding debt and $74.1 million of CCCS’s outstanding debt, pay a $120.6 million special dividend to our shareholders, and pay a $4.4 million bonus to management. The CheckSmart debt consisted of $20.1 million of debt outstanding under a first-lien secured revolving credit facility bearing interest at 4.75% per annum, $146.9 million of first-lien secured term loan debt bearing interest at 4.75% per annum, and $40.2 million of second-lien secured term loan debt bearing interest at 7.75% per annum. The CCCS debt consisted of $56.0 million of first-lien secured term loan debt bearing interest at 3.54% per annum and $18.1 million of second-lien secured term loan debt bearing interest at 7.52% per annum. The special dividend consisted of $72.6 million paid to Diamond Castle, $16.7 million paid to Golden Gate Capital, $20.2 million paid to other CCFI equity holders, and $11.1 million paid to other CCCS equity holders.

Other Acquisitions.  Since 2009, we have also acquired:

•                  10 stores in Illinois, which we acquired on March 21, 2011 in an asset purchase transaction, which we refer to as the Illinois Acquisition.

•                  19 stores in Alabama, which we acquired in March 2010, which we refer to as the Alabama Acquisition.

•                  Eight stores in Michigan, which we acquired in August 2009.

Regulation and Compliance

Our products and services are subject to extensive state, federal and local regulation. The regulation of the consumer financial services industry is intended primarily to protect consumers, detect illicit activity involving the use of cash, as well as provide operational guidelines to standardize business practices. Regulations commonly address allowable fees and charges related to consumer loan products, maximum loan duration and amounts, renewal policies, disclosures and reporting and documentation requirements.

We are subject to federal and state regulations that require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory practices, and proscribe unfair, deceptive and abusive practices. We maintain legal and compliance departments to monitor new regulations as they are introduced at the federal, state, and local level and existing regulations as they are repealed, amended, and modified.

We maintain a compliance committee which is comprised of several high-level executives who bring together knowledge from their respective areas of expertise. The committee is responsible for approving new or modified products and services after thorough review of applicable statutes and regulations. We place a strong emphasis from the top down on the importance of compliance, and require annual training for compliance committee members, all executives, and all operations employees.

We maintain an internal audit department which monitors compliance by our operations with applicable federal and state laws and regulations as well as our internal policies and procedures. The internal audit process includes conducting periodic unannounced audits of our branches, typically spending one to two days in each branch reviewing customer files, reports, held checks, cash controls, and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor conducts an exit interview with the branch manager to discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training. The compliance committee, through a compliance officer, reviews the internal audit program results, suggests procedural changes, and oversees the implementation of new compliance processes.

Our processes for auditing our internet operations includes examinations on a state by state basis encompassing several areas of review such as customer service, email communications, anti-money laundering compliance, state law compliance, security, and controls. The results of each audit are reviewed and determinations are made if there are any changes necessary to the software system, operations or marketing. Any deficient audit requiring operational change is summarized and sent to the trainer to be implemented as soon as is practicable to ensure improved future audit performance.

We have continually allocated increasing resources to these areas as we have grown and added new or modified products and services.

U.S. Federal Regulations

Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, which became operational on July 21, 2011.  The Dodd-Frank Act gave the CFPB regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders. Although there are pending challenges to the CFPB’s authority arising from the recess appointment of Director Richard Cordray, in 2012, the CFPB began examinations of payday lenders and began an examination of our  lending operations.  This examination is not yet complete although the CFPB authorized us to report that no material changes to our retail business are anticipated as a result of this examination.

Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive”, and hence unlawful. While Dodd-Frank expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that payday and title lending should be a regulatory priority and it is possible, that at some time in the future, the CFPB could propose and adopt rules making such lending materially less profitable, impractical or impossible. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business.

In addition to Dodd-Frank’s grant of regulatory powers to the CFPB, Dodd-Frank gave the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

Federal law has effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents since October 1, 2007. Under regulations promulgated by the U.S. Department of Defense to implement section 670 of the John Warner National Defense Act of 2007, otherwise known as the “Talent Amendment”, certain short-term consumer loans, including payday loans with terms of 91 days or less and vehicle title loans with terms of 181 days or less, are subject to a 36 percent annual rate cap. As a result, we have ceased offering short-term consumer loans to these customers.

Federal law imposes additional requirements on us with respect to our short-term consumer lending. These requirements include disclosure requirements under the Truth-in-Lending Act (“TILA”) and Regulation Z; notice and non-discrimination requirements under the Equal Credit Opportunity Act (“ECOA”) and Regulation B; requirements with respect to electronic signatures and disclosures under the Electronic Signatures In Global And National Commerce Act (“ESIGN”); and requirements with respect to electronic payments under the Electronic Funds Transfer Act (“EFTA”) and Regulation E. EFTA and Regulation E requirements also have an important impact on our prepaid debit card services business.

Under regulations of the U.S. Department of the Treasury (the “Treasury Department”), adopted under the Bank Secrecy Act of 1970 (“BSA”), we must report transactions involving currency in an amount greater than $10,000, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution, including us, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee-training programs permit us to comply with these requirements.

The BSA also requires certain of our subsidiaries to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with the Treasury Department and must re-register with the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) by December 31 every other year. We must also maintain a list of names and addresses of, and other information about, our locations and must make that list available to any requesting law enforcement agency (through FinCEN). That location list must be updated at least annually. We do not believe compliance with these existing requirements has had or will have any material impact on our operations.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain where necessary. In addition, the USA PATRIOT Act of 2001 and its implementing federal regulations require us, as a “financial institution”, to establish and maintain an anti-money-laundering program. Such a program must include: (1) internal policies, procedures and controls designed to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. Because of our compliance with other federal regulations having essentially similar purposes, we do not believe compliance with these requirements has had or will have any material impact on our operations.

In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the BSA or (3) appear to serve no business or lawful purpose. Because of our POS system and transaction monitoring systems, we do not believe compliance with the existing reporting requirement and the corresponding record-keeping requirements has had or will have any material impact on our operations.

The Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals”. Their assets are blocked and we are generally prohibited from dealing with them. Because of our POS system and transaction monitoring systems, we do not believe compliance with the existing reporting requirement and the corresponding record-keeping requirements of OFAC has had or will have any material impact on our operations.

The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing customers’ nonpublic personal information with affiliates and third parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter.

U.S. State Regulation

Our business is regulated under a variety of state enabling statutes, including payday loan, deferred presentment, check cashing, money transmission, small loan and credit services organization state laws, among others. The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers.

In addition, many states regulate the maximum amount of, minimum maturity of, and impose limits on the renewal or extension of short-term consumer loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate.

In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements and/or fee limits. We offer check cashing services in each of the states in which we operate that have licensing or fee regulations regarding check cashing, with the exception of Illinois and certain Virginia locations. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and/or money transmitter. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.

In the event of serious or systemic violations of state law, we would be subject to a variety of regulatory and private sanctions. These could include license suspension or revocation; orders or injunctive relief, including judicial or administrative orders providing for restitution or other affirmative relief; and statutory penalties and damages. Depending upon the nature and scope of any violation, statutory penalties and damages could include fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and in some cases the principal amount loaned as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operation and financial condition.

In our retail lending operations, we do not utilize the so-called “choice of law” model of lending, where a lender attempts to make loans in one state under a contract clause calling for the application of another state’s substantive laws. Rather, we attempt to comply in full with the substantive laws of the state where the store involved in an in-person loan transaction is located.

In the last several years, several states in which we operate, including Illinois,  Kentucky, Ohio and Virginia have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by imposing new limitations or requirements or effectively prohibiting the loan products we offer. These laws have had varying impacts on our operations and revenue depending on the nature of the limitations and restrictions implemented.

Arizona.  On July 2, 2010, the enabling statute under which we formerly provided short-term consumer loans in Arizona expired. As a result, we transitioned customers to other products, including title loans.

Illinois.  In June 2010, the Illinois Legislature passed House Bill 537, which created an installment payday loan product with a term of not less than 112 days and not more than 180 days. The law imposes certain restrictions on loans made pursuant to the statute, including limits on the amount licensees can charge and other payment terms. The statute also establishes a database to track consumer loans made under the statute. This law became effective March 21, 2011.

Kentucky.   In March 2010, the Kentucky Legislature passed House Bill 444, which created a real-time database in order to assure that borrowers had no more than two loans and none greater than $500 outstanding at the same time. This law became effective January 1, 2010, and the database was implemented on May 1, 2010.

Ohio.  In May 2008, the Ohio Legislature passed House Bill 545, which repealed the statute under which various payday lenders had previously operated. The State of Ohio subsequently issued a referendum staying the effective date of House Bill 545 until November of 2008. As a result of this legislation, we established a new subsidiary (the “OMLA Licensee”), which began offering small denomination loans pursuant to the Ohio Mortgage Loan Act (the “OMLA”). Another subsidiary of ours continued to offer check cashing services, as it had for many years prior to the 2008 legislation. In our Ohio stores, OMLA loan proceeds are issued to borrowers by the OMLA Licensee in the form of a money order and borrowers are presented by our OMLA Licensee with a disclosure form advising them that they can cash the money order with our check cashing affiliate or that they can cash the money order elsewhere possibly at a lower fee or for no cost. Subsequent to the initiation of our OMLA lending, the Ohio Department of Commerce, Division of Financial Institutions (the “Ohio Division”) in the first quarter of 2010, issued a rule that purported to ban a company operating under the OMLA or any check cashing licensee affiliated with such company from charging a fee to cash checks or money orders issued by the company or its affiliate. That rule was first temporarily and then permanently enjoined by the Franklin County Court of Common Pleas. The Ohio Division agreed not to appeal that injunction and has not done so.

Virginia.  In April 2008, the Virginia legislature amended Virginia’s Payday Lending Act and substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term consumer lenders. The new legislation, among other things, (1) prohibited the offering of open ended unsecured lines of credit in the same place as a payday loan, (2) extended the time borrowers have to repay loans to twice their pay period, so that a customer who is paid weekly has two weeks to repay their loan, (3) changed the amount that lenders can charge to a simple annual interest rate of 36 percent plus a fee of as much as 20 percent of the loan amount, or $100 for a $500 loan, and an additional five dollar fee, (4) required the offer of an extended payment plan for defaulting borrowers, (5) imposed required cooling-off periods between loans, (6) instituted a statewide database and (7) prohibited borrowers from rolling over an existing loan and limited borrowers to one loan at a time. This legislation became effective on January 1, 2009. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit in those locations offering our traditional short-term consumer loan product and opened four new locations under a separate brand to offer and service the unsecured line of credit product. Since that time, we have converted an additional ten locations to that separate brand.

We intend to continue, together with others in the short-term consumer loan industry, to inform and educate legislators and regulators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken in states in which we generate significant revenue, or at the federal level, that action could have a material adverse effect on our loan-related activities and revenues.

Regulations impacting our internet operations

As a result of our acquisition of DFS, we offer loans to consumers over the internet through the DFS Companies. In most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a particular state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. Our internet operations offer loans to residents of Alabama, Alaska, California, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Utah, Washington, Wyoming and Wisconsin. In addition, DFS operates as a credit access business in Texas, through which it offers loans originated by an unaffiliated third-party lender. Our internet operations also offer loans in the United Kingdom through DFS UK and is able to offer loans through a Canadian entity, though it does not currently do so. While we have not previously offered loans in many of these jurisdictions, as a result of the acquisition of DFS, we are subject to the regulatory requirements of such jurisdictions.

In addition, our internet operations rely heavily on the use of lead generators or providers as a source of first-time borrowers. Our internet operations conduct regular audits of these lead generators or providers in order to ensure that each utilizes appropriate privacy and other disclosures to prospective borrowers as to how and where the prospective borrower’s personal, non-public information may be disclosed.  The CFPB has indicated its intention to examine compliance with federal laws and regulations and to scrutinize the flow of non-public, private consumer information between lead generators and lead buyers, such as our internet operations. The use of such lead generators could subject us to additional regulatory cost and expense and, if our internet operations’ ability to use lead generators were to be impaired, our internet operations’ business could be materially adversely affected and we may not realize the expected benefits of the acquisition of DFS.

Further, borrowers repay loans made by our internet operations in the United States through automated clearing house funds transfer authorizations. Borrowers repay loans made by our internet operations in the United Kingdom by way of authorizations to process the repayment charge to the borrower’s debit card. The CFPB has indicated its intention to examine compliance with various federal laws and regulations and to scrutinize the electronic transfers of funds to repay certain small denomination loans. If our internet operations were to be restricted in its ability to rely on such funds transfers, its business could be materially adversely affected and we may not realize the expected benefits of acquiring DFS.

Available Information

We file or furnish annual and quarterly reports and other information with or to the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

You may also access our press releases, financial information and reports filed with or furnished to the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) online through www.ccfi.com. Copies of any documents available through  our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of CheckSmart Financial Holdings Inc. to be the holding company of CheckSmart Financial Holdings Corp. and to acquire the ownership interests of CCCS Corporate Holdings, Inc. through a merger. CCFI acquired CCCS through a merger on April 29, 2011. As of December 31, 2012, we owned and operated 491 stores in 14 states and had an internet presence in 19 states. We are primarily engaged in the business of providing consumer retail financial services and have grown from 179 stores in April 2006, when Diamond Castle purchased a majority interest in CheckSmart.

Our corporate offices are located at 7001 Post Road, Suite 200, Dublin, Ohio 43016. Our telephone number is (614) 798-5900 and our website is located at www.ccfi.com.

 ITEM 1A.              RISK FACTORS

Our business is subject to a number of important risks and uncertainties that are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K.  The risks described below are not the only ones that could impact our company or the value of our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Relating to our Capital Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt or other contractual obligations.

We have a significant amount of indebtedness. As of December 31, 2012, our outstanding senior indebtedness was approximately $420.0 million, all of which was secured indebtedness, and we had availability of $40.0 million under our revolving credit facility, and our Alabama subsidiary’s borrowing availability under its secured credit facility was $7.0 million. We also have $17.3 million in  indebtedness evidenced by notes issued to the sellers of the Florida assets, some of which are stockholders as a result of the transaction, held by a non-guarantor subsidiary.  This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary.

Our substantial indebtedness could have important consequences, including the following:

•                  make it more difficult for us to satisfy our debt or contractual obligations with respect to our senior notes and our other indebtedness;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, business development, acquisitions, general corporate or other purposes;

•                  increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to refinance our indebtedness, including our senior notes, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

Our debt-to-equity ratio is high due to the funds borrowed to support growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default under our revolving credit facility or our senior notes. The interest expense associated with our debt burden may be substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other better capitalized competitors and increase the impact of competitive pressures within our markets. As of December 31, 2012, our total debt was $437.3 million and our negative tangible capital was $223.2 million.

Despite our current level of indebtedness, we may still be able to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and the agreement governing our revolving credit facility limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness, the holders of that indebtedness will be entitled to share ratably with our other secured and unsecured creditors in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business prior to any recovery by our shareholders. This may have the effect of reducing the amount of proceeds paid in such an event. If new indebtedness, including under our revolving credit facilities, is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased interest commitments.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled cash payments on and to refinance our indebtedness, including our senior notes, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our senior notes and our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including our senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The indentures governing our senior notes and the agreements governing our revolving credit facilities restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we receive may not be adequate to meet any debt service obligations then due.

Covenants in our debt agreements restrict our business in many ways.

The indentures governing our senior notes and the agreement governing our revolving credit facilities contain various covenants that, subject to certain exceptions, including customary baskets, generally limit our ability and our subsidiaries’ ability to, among other things:

•                  incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•                  issue redeemable stock and preferred stock;

•                  pay dividends or distributions or redeem or repurchase capital stock;

•                  prepay, redeem or repurchase debt;

•                  make loans and investments;

•                  enter into agreements that restrict distributions from our subsidiaries;

•                  sell assets and capital stock of our subsidiaries;

•                  engage in certain transactions with affiliates; and

•                  consolidate or merge with or into, or sell substantially all of our assets to, another person.

Upon the occurrence of an event of default under our revolving credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable and the lenders could terminate all commitments to extend further credit under our revolving credit facility. If we were unable to repay those amounts, the lenders and holders of our senior notes could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the revolving credit facility and as security for our senior notes. If the lenders under our revolving credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the amounts outstanding under our indebtedness.

Changes in credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

Our unrestricted subsidiaries and certain of our future subsidiaries may not be subject to the restrictive covenants in the indenture governing the notes.

The indentures governing our senior notes and our revolving credit facility permit us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries would not be subject to the restrictive covenants in the indentures. We have one unrestricted subsidiary and we may designate others in the future. This means that these entities are or would be  able to engage in many of the activities the indentures and our revolving credit facility would otherwise prohibit, such as incurring substantial additional debt (secured or unsecured), making investments, selling, encumbering or disposing of substantial assets, entering into transactions with affiliates and entering into mergers or other business combinations. These actions could be detrimental to our ability to make payments when due and to comply with our other obligations under the terms of our outstanding indebtedness. In addition, the initiation of bankruptcy or insolvency proceedings or the entering of a judgment against these entities, or their default under their other credit arrangements will not result in an event of default under the indenture or the revolving credit facility.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company and our only material assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries, including, for example, restrictions existing under our Alabama subsidiarys revolving credit facility that limit our Alabama subsidiary’s ability to pay dividends. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness and other obligations.   In addition, our subsidiaries are separate and distinct legal entities, and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of their indebtedness, including the indentures governing our senior notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can make no assurances that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our outstanding debt obligation, when due. In addition, if the guarantees are held to violate applicable fraudulent conveyance laws, our guarantor subsidiaries may have their obligations under their guarantees of our senior notes reduced to insignificant amounts pursuant to the terms of the guarantees or otherwise subordinated to their other liabilities. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or other obligations.

In addition, the equity interests of other equity holders in any non-wholly-owned subsidiary, such as a joint venture, in any dividend or other distribution made by such entity would need to be satisfied on a proportionate basis with us. These non-wholly-owned subsidiaries may also be subject to restrictions, in their financing or other agreements, on their ability to distribute cash to us or a subsidiary guarantor, and, as a result, we may not be able to access their cash flow to service our debt and other obligations.

A change in the control of the Company could require us to repay certain of our outstanding indebtedness and we may be unable to do so.

Upon the occurrence of a “change of control”, as defined in the indentures governing the senior notes, subject to certain conditions, we may be required to repurchase the notes at a price equal to 101% of their principal amount thereof, together with any accrued and unpaid interest. The source of funds for that repurchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity.  We may not have sufficient funds from such sources at the time of any change of control to make the required repurchases of our senior notes tendered.  Our failure to purchase, or to give notice of purchase of, the notes would be a default under the indentures of our senior notes. In addition, a change of control would constitute an event of default under our revolving credit facility. Any of our future debt agreements may contain similar provisions.

If a change of control occurs, we may not have enough assets to satisfy all obligations under our revolving credit facility, our senior notes and any other such indebtedness. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our revolving credit facility, the senior notes and any other such indebtedness or obtain a waiver from the lenders under our revolving credit facility, the holders of the senior notes and the holders of any other such indebtedness. We can make no assurances, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

We may enter into transactions that would not constitute a change of control that could affect our ability to satisfy our obligations under our senior notes.

Further, legal uncertainty regarding what constitutes a change of control and the provisions of the indentures governing our senior notes may allow us to enter into transactions, such as acquisitions, refinancings or recapitalizations, which would not constitute a “change of control”, as defined in the indentures, but may increase our outstanding indebtedness or otherwise affect our ability to satisfy our obligations under our senior notes.

The interest of our controlling shareholder may conflict with the interests of note holders.

Private equity funds managed by Diamond Castle Holdings LLC, or Diamond Castle, beneficially own the majority of our common stock. The interests of these funds as equity holders may conflict with the interests of security holders.  The controlling shareholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and liquidity position, subject to the restrictions in our debt agreements.   In addition, these funds have the indirect power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively could control many other major decisions regarding our operations.  Furthermore, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Our controlling shareholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Risks Related to Our Business

We are subject to regulation at both the state and federal levels that is subject to varying interpretations, and our failure to comply with applicable regulations could result in significant liability to us as well as significant additional costs to bring our business practices into compliance.

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers and not our shareholders.   These regulations include those relating to:

•                  usury, interest rates and fees;

•                  deferred presentment/small denomination lending, including terms of loans (such as maximum rates, fees and amounts and minimum durations); limitations on renewals and extensions; and disclosures;

•                  licensing and posting of fees;

•                  lending practices, such as Truth-in-Lending;

•                  unfair, deceptive and abusive acts and practices in consumer transactions;

•                  check cashing;

•                  money transmission;

•                  currency and suspicious activity recording and reporting;

•                  privacy of personal consumer information; and

•                  prompt remittance of excess proceeds for the sale of repossessed automobiles in certain states in which we operate as a title lender.

Most state laws that specifically regulate our products and services establish allowable fees, interest rates and other financial terms. In addition, many states regulate the maximum amount, maturity, frequency and renewal or extension terms of the loans we provide, as well as the number of simultaneous or consecutive loans. The terms of our products and services vary from state to state in order to comply with the specific laws and regulations of those states.

Our business is also regulated at the federal level. Our lending, like our other activities, is subject to routine oversight by the Federal Trade Commission, or FTC, and, effective July 2011 and as discussed in more detail below, is also subject to supervision by the Consumer Financial Protection Bureau, or CFPB.

In addition, our lending activities are subject to disclosure and non-discrimination requirements, including under the federal Truth-in-Lending Act, Regulation Z adopted under that Act and the Equal Credit Opportunity Act, as well as requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act. In 2007, the U.S. Congress effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm-Leach-Bliley Act.

Statutes authorizing consumer loans and similar products and services, such as those we provide, typically provide the state agencies that regulate banks and financial institutions or similar state agencies with significant regulatory powers to administer and enforce the law. In most jurisdictions, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive examinations or audits from time to time to assess our compliance with applicable laws and regulations.

State attorneys general and financial services regulators scrutinize our products and services and could take actions that may require us to modify, suspend, or cease operations in their respective states. We regularly receive, as part of comprehensive state examinations or audits or otherwise, comments from state attorneys general and financial services regulators about our business operations and compliance with state laws and regulations. These comments sometimes allege violations of, or deficiencies in complying with, applicable laws and regulations. While we have resolved most such allegations promptly and without penalty, we operate in a large number of jurisdictions with varying requirements and we cannot anticipate how state attorneys general and financial services regulators will scrutinize our products and services or the products and services of our industry in the future. If we fail to resolve future allegations satisfactorily, there is a risk that we could be subject to significant penalties, including material fines, or that we may lose our licenses to operate in certain jurisdictions.

Regulatory authorities and courts have considerable discretion in the way they interpret licensing and other statutes under their jurisdiction and may seek to interpret or enforce existing regulations in new ways. If we fail to observe, or are not able to comply with, applicable legal requirements (as such requirements may be interpreted by courts or regulatory authorities), we may be forced to modify or discontinue certain product service offerings or to invest additional amounts to bring our product service offerings into compliance, which could adversely impact our business, results of operations and financial condition. In addition, in some cases, violation of these laws and regulations could result in fines, penalties and other civil and/or criminal penalties. For example, state laws may require lenders that charge interest at rates considered to be usurious or that otherwise violate the law to pay a penalty equal to the principal and interest due for a given loan or loans or a multiple of the finance charges assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operation and financial condition.

Changes in applicable laws and regulations, including adoption of new laws and regulations, governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, results of operations, financial condition or ability to meet our obligations, or make the continuance of our current business impractical, unprofitable or impossible.

We are subject to the risk that the laws and regulations governing our business are subject to change. State legislatures, the U.S. Congress, and various regulatory bodies may adopt legislation, regulations or rules that could negatively affect our results of operations or make the continuance of our current business impractical, unprofitable or impossible.

For instance, at the federal level, bills were introduced in Congress in 2008 and 2009 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed  cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Consumer advocacy groups and other opponents of payday and title lending are likely to continue their efforts before Congress, state legislatures and, now, the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

Various states have also enacted or considered laws and regulations that could affect our business. Since July 1, 2007, several states in which we operate, including Illinois, Kentucky, Ohio, Delaware and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by adversely modifying or eliminating our ability to offer the loan products we previously offered in those jurisdictions. Recent state legislation has included the adoption of maximum APRs at rates well below a rate at which short-term consumer lending is profitable, the implementation of statewide consumer databases combined with the adoption of rules limiting the maximum number of payday or other short-term consumer loans any one customer can have outstanding at one time or in the course of a given period of time, the adoption of mandatory cooling-off periods for consumer borrowers and the implementation of mandatory and frequently cost-free installment repayment plan options for borrowers who request them, who default on their loans or who claim an inability to repay their loans.

In addition, under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states or affect our ability to renew licenses we hold. Regulators may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or our failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations and financial condition.

We cannot currently assess the likelihood of the enactment of any future unfavorable federal or state legislation or regulations. We can make no assurances that further legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit or eliminate our ability to offer small denomination loan products to consumers. Future legislative or regulatory actions could entail reductions of the fees and interest that we are currently allowed to charge, limitations on loan amounts, lengthening of the minimum loan term and reductions in the number of loans a consumer may have outstanding at one time or over a stated period of time or could entail prohibitions against rollovers, consumer loan transactions or other services we offer. Such changes could have a material adverse impact on our business prospects, result of operations, financial condition and cash flows or could make the continuance of our current business impractical, unprofitable or impossible and therefore could impair our ability to meet our obligations and to continue current operations. Moreover, similar actions by states or by foreign countries in which we do not currently operate could limit our opportunities to pursue our growth strategies. As we develop new services, we may become subject to additional federal and state regulations.

As a result of our acquisition of DFS, we are subject to additional regulatory requirements and our failure to comply with such regulation could result in significant liability and materially adversely affect our business.

As a result of our acquisition of DFS, we are  offering loans to consumers over the internet through the DFS Companies. In most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. As of December 31, 2012, our internet operations offered loans to residents of Alabama, Alaska, California,  Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Utah,  Washington, Wyoming and Wisconsin. In addition, our internet operations conduct business as a credit access business in Texas, through which it offers loans originated by an unaffiliated third-party lender. Further, our internet operations also offers loans in the United Kingdom through DFS UK and are able to offer loans through a Canadian entity, though it does not currently do so. While we have not previously offered loans in many of these jurisdictions, as a result of the acquisition of DFS, we are subject to the regulatory requirements of such jurisdictions, and our failure to comply with such regulations could subject us to significant liability and result in a material adverse effect on our business.

In addition, our internet operations rely heavily on the use of lead generators or providers as a source of first-time borrowers. The CFPB has indicated its intention to examine compliance with federal laws and regulations and to scrutinize the flow of non-public, private consumer information between lead generators and lead buyers, such as our internet operations. The use of such lead generators could subject us to additional regulatory cost and expense and, if our internet operations’ ability to use lead generators were to be impaired, our internet operations’ business could be materially adversely affected and we may not realize the expected benefits of our acquisition of DFS.

Further, borrowers repay loans made by our internet operations in the United States through automated clearing house funds transfer authorizations. Borrowers repay loans made by our internet operations in the United Kingdom by way of authorizations to process the repayment charge to the borrower’s debit card. The CFPB has indicated its intention to scrutinize the electronic transfers of funds to repay certain small denomination loans. If our internet operations were to be restricted in its ability to rely on such funds transfers, its business could be materially adversely affected and we may not realize the expected benefits of our acquisition of DFS.

Short-term consumer lending, including payday lending, is highly controversial and has been criticized as being predatory by certain advocacy groups, legislators, regulators, media organizations and other parties.

A significant portion of our revenue and net income comes from loan interest and fees on payday or similar short-term consumer loans and from services we provide our customers. The short-term consumer loans we make may involve APRs exceeding 395%. Consumer advocacy groups and media reports often focus on the costs to a consumer for small denomination loans and claim that such loans can trap borrowers in a “cycle of debt” and claim further that they are predatory or abusive. While we believe that these loans provide substantial benefits when responsibly utilized, the controversy surrounding this activity may result in our and the industry being subject to the threat of adverse legislation, regulation or litigation motivated by such critics. Such legislation, regulation or litigation could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible. In addition, if this negative characterization of small consumer loans becomes increasingly accepted by consumers, demand for these loan products could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Further, media coverage and public statements that assert some form of inappropriateness in our products and services can lower employee morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expense.

The Dodd-Frank Act authorizes the newly created CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011, and on January 4, 2012, Richard Cordray was installed as its director through a recess appointment. Because of Director Cordray’s recess appointment, there is uncertainty as to the CFPB’s authority to exercise regulatory, supervisory and enforcement powers over providers of non-depository consumer financial products and services, including its power to exercise supervisory authority to examine and require registration of payday lenders.   Although it has not yet done so, the CFPB may now have the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. In addition, the CFPB has issued examination procedures for, and has begun conducting examinations of, payday lenders, evidencing the CFPB’s intention to exercise the powers provided for under the Dodd-Frank Act and irrespective of the current uncertainty about those powers arising from Director Cordray’s recess appointment. The CFPB also began an examination of us in late April 2012. That examination has not concluded, although the CFPB has authorized us to report that we do not anticipate material changes to our business as a result of the examination.  Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, and because the CFPB has never examined us before and has only very recently begun conducting examinations at all, we can provide no assurances as to the results of their examination of us and how their examination of us or others will impact us directly or their rulemaking.

Some consumer advocacy groups have suggested that payday and title lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that certain aspects of payday loans are “abusive” and therefore such loans should be declared unlawful. Accordingly, it is possible that at some time in the future, the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, forcing us to modify or terminate certain product offerings, including payday and/or title loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which may include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they may be able to exercise their enforcement powers in ways that would have a material adverse effect on us.

Some of our (and our competitors’) lending practices in certain states have become or may become the subject of regulatory scrutiny and/or litigation. An unfavorable outcome in ongoing or future litigation could force us to discontinue these business practices and/or make monetary payments. This could have a material adverse effect on our business, financial condition and results of operations.

In most cases, our subsidiaries make short-term loans without any involvement of either affiliated or unaffiliated third parties. In Ohio, however, our customers receive financial services through us from multiple parties. In Ohio, one of our companies makes loans at the highest rate permitted by applicable law and disburses loan proceeds in the form of money orders. One of our other companies, sharing the same office, at the borrower’s election cashes these money orders for a fee.

While we believe that these multiple-party programs are lawful, they entail heightened legal risk when compared to our single-party loan programs. In an effort to prohibit programs similar to our Ohio program, in 2010 the Ohio Department of Commerce, Division of Financial Institutions, or the Ohio Division, adopted a rule (which was judicially declared invalid) and entered an order against another lender in regulatory enforcement proceedings (which order was vacated by the same judge that overturned the Ohio Division rule). The Ohio Division waived its right to appeal and agreed to terminate and/or not commence any regulatory proceedings challenging this practice.   While the case involving the Ohio Division may mitigate the risk in Ohio under the current statutory and regulatory structure, if we adopted a similar program elsewhere, if there was a change in law in Ohio or if other pending litigation in Ohio successfully advances arguments that are contrary to those of the Ohio Division’s currently stated position, we could be forced to discontinue charging fees for cashing money orders or checks that disburse the proceeds of loans we make and we could also become subject to private class action litigation with respect to fees collected under the current version of the program. This could have a material adverse effect on our business, financial condition and results of operations. Additionally, in the event of class action litigation and/or regulatory action in Arizona, a similar material adverse effect on our business, financial condition and results of operations could result.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration agreements contain certain consumer-friendly features, including terms that require in-person arbitration to take place in locations convenient for the consumer and provide consumers the option to pursue a claim in small claims court, provide for recovery of certain of the consumer’s attorney’s fees, require us to pay certain arbitration fees and allow for limited appellate review. However, our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

We take the position that the Federal Arbitration Act requires the enforcement in accordance with the terms of arbitration agreements containing class action waivers of the type we use. While many courts, particularly federal courts, have agreed with this argument in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

Provisions of Dodd-Frank limiting interchange fees on debit cards could reduce the appeal of debit cards we distribute and/or limit revenues we receive from our debit card activities.

Dodd-Frank contains provisions that require the Federal Reserve Board to adopt rules that would sharply limit the interchange fees that large depository institutions (those that, together with their affiliates, have at least $10 billion of assets) can charge retailers who accept debit cards they issue. On June 29, 2011, the Federal Reserve Board set the interchange fee applicable to debit card transactions at 21 cents per transaction. While the statute does not apply to smaller entities, it is possible, and perhaps likely, that Visa, MasterCard and other debit card networks will continue their current practice of establishing the same interchange fees for all issuers or will establish interchange fees for exempt entities at levels significantly below current levels. If this happens, we would expect the issuer and processor of our debit cards to attempt to recover lost interchange revenues by imposing new or higher charges on cardholders and by seeking to capture a greater percentage of card revenues from us. Additional charges on debit cardholders could discourage use of debit cards for consumer transactions, and in either event, our revenues from prepaid debit card distribution would likely decline, perhaps materially.

Changes in local rules and regulations such as local zoning ordinances could negatively impact our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services providers through the use of local zoning and permit laws have been on the rise. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could adversely affect our ability to expand our operations or force us to attempt to relocate existing stores.

Potential litigation and regulatory proceedings could have a material adverse impact on our business, results of operations and financial condition in future periods.

We have been and could in the future become subject to lawsuits, regulatory proceedings or class actions challenging the legality of our lending practices. An adverse ruling in any proceeding of this type could force us to refund fees and/or interest collected, refund the principal amount of advances, pay triple or other multiple damages, pay monetary penalties and/or modify or terminate operations in particular states or nationwide. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Adverse interpretations of the law in proceedings in which we are not currently a party could also have a material adverse effect on our business, results of operations and financial condition.  One particular case is currently pending before the Ohio Supreme Court.  This case, from the Ninth District Court of Appeals, takes issue with certain lending practices under the Ohio Small Loan Act, which is analogous to the Ohio Mortgage Loan Act under which our Ohio subsidiary makes loans.

A significant portion of our revenue is generated in Ohio and California and a limited number of other states.

As of December 31, 2012, approximately 9.7% of our total gross finance receivables were held in Alabama, 9.3% were held in Arizona, 19.0% were held in California, 5.3% were held in Florida, 30.2% were held in Ohio, and 7.3% were held in Virginia.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our stores in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition.

Our revenue and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31,  2010, 2011 and 2012, approximately  24.9%, 23.7% and 21.1% of our revenues were generated from the check cashing business, respectively. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits, electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, our shift in mix to more medium-term loans will result in a higher provision for loan losses as a result of the nature of medium-term loans as compared to short term loans, and, as this is a relatively new product for us, our provision for loan losses may be inadequate to cover losses on medium-term loans. At December 31, 2010, our loan loss allowance was $3.4 million, and in 2010 we had a net charge off of $38.4 million related to losses on our loans. As of December 31, 2011, our loan loss allowance was $5.6 million, and in 2011 we had a net charge off of $55.3 million related to losses on our loans.  As of December 31, 2012, our loan loss allowance was $9.1 million, and in 2012 we had a net charge off of $72.0 million related to losses on our loans.  Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. For example:

•                  Our prepaid debit card business depends on our agreements for related services with Insight. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings and one of the central focuses for our future growth strategy may be adversely affected.

•                  Our money transfer and money order business depends on our agreements for such services with Western Union and MoneyGram. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately  $1.3 million in 2010,  $4.9 million in 2011, and $6.1 million in 2012, or  0.6%, 1.6% and 1.6%, respectively, of our total revenue for the years ended December 31,  2010, 2011, and 2012 was related to our money transfer and money order services, respectively.

•                  We also have product and support agreements with various other third-party vendors and suppliers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•                  If the independent third-party lender that originates the loans offered by DFS’s credit access business stops or curtails its lending, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

Our current and future business growth strategy involves new store acquisitions, and our failure to manage our growth or integrate or manage newly acquired stores may adversely affect our business, results of operations and financial condition.

Our growth strategy provides for our continued expansion through the acquisition of new stores. The acquisition of additional stores may impose costs on us and subject us to numerous risks, including:

•                  costs associated with identification of stores to be acquired and negotiation of acceptable lease terms;

•                  exposure to new or unexpected changes to existing regulations as we enter new geographic markets;

•                  costs associated with, and consequences related to our failure to obtain, necessary regulatory approvals, including state licensing approvals for change-of-control;

•                 integration of acquired operations or businesses, including the transition to our information technology systems;

•                  local zoning or business license regulations;

•                  the loss of key employees from acquired businesses;

•                  diversion of management’s attention from our core business;

•                  incurrence of additional indebtedness (if necessary to finance acquisitions);

•                  assumption of contingent liabilities;

•                  the potential impairment of acquired assets;

•                  the possibility that tax authorities may challenge the tax treatment of future and past acquisitions;

•                  incurrence of significant immediate write-offs; and

•                  performance which may not meet expectations.

We opened or acquired 21 stores in 2010. In 2011, we acquired 10 stores in Illinois in connection with the Illinois Acquisition, 141 stores in connection with the California Acquisition and we opened two other locations.  In 2012, we opened or acquired 54 stores in Florida and acquired an internet financial services provider that services 19 states.  Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions and new store openings. Our failure to successfully expand, manage or complete the integration of new stores or acquired businesses may adversely affect our business, results of operations and financial condition.

We may not realize the expected benefits of the recent acquisitions because of integration difficulties and other challenges.

The success of any acquisitions will depend, in part, on our ability to integrate the acquired business with our business and our ability to increase their operating-level performance in line with our historical operating-level performance. The integration process may be complex, costly and time-consuming and may not result in the anticipated improvements to operating-level performance. The difficulties of integrating the operation of a business may include, among others:

•                  failure to implement our business plan for the combined business;

•                  failure to achieve expected synergies or cost savings;

•                  unanticipated issues in integrating information, technology and other systems;

•                  unanticipated challenges in implementing our short-term consumer lending practices in acquired stores or in marketing loan products to their existing customers;

•                  unanticipated changes in applicable laws and regulations; and

•                  unanticipated issues, expenses and liabilities.

We may not accomplish the integration of the acquired business smoothly, successfully or with the anticipated costs or time frame. The diversion of the attention of management from our operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition and could adversely affect our business.

The acquisition of DFS has resulted in a new line of business for us that could be difficult to integrate, disrupt our business or harm our results of operations.

Prior to the acquisition of DFS, we never provided internet loan products. The acquisition of DFS gave us access to a new line of business offering loan products over the internet. The process of integrating the acquired business, technology and service component into our business and operations, or our entry into a line of business in which we are inexperienced, may result in unforeseen operating difficulties and expenditures. We are relying on DFS’s existing management team’s experience and expertise in providing internet loan products as we expand into this new line of business. If we were to lose the services of a significant portion of this management team, this line of business and our financial results could be adversely affected. In developing this line of business, we may invest significant time and resources and devote significant attention of management that would otherwise be focused on development of our existing business, which may affect our results of operations, and we may not be able to take full advantage of the business opportunities available to us as we expand this new line of business. Additionally, we may experience difficulties with technological changes in the internet lending business. Moreover, we will be subject to regulations in connection with doing business and offering loan products over the internet, with which we do not have experience. Failure to successfully manage these risks in the development and implementation of this new line of business could have a material adverse effect on our business, financial condition and results of operations.

We are subject to impairment risk.

At December 31, 2012, we had goodwill and other intangible assets totaling $307.4 million on our consolidated balance sheet, all of which represents the excess of costs paid to acquire assets and liabilities over the fair value of those assets and liabilities. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future and we may not realize the value of our goodwill. Management performs reviews annually and when events or circumstances warrant a review of the carrying values of the goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of our goodwill to become impaired. Should a review indicate impairment, a write-down of the carrying value of our goodwill would occur, resulting in a non-cash charge, which would adversely affect our results of operations.

Additionally, at December 31, 2012, we had equity method investments that are also subject to impairment risk. Our Insight Holdings Company, LLC (“Insight Holdings”) (the parent company of the program manager for the prepaid card offered through our subsidiaries) equity investment had $1,016 of implied goodwill, net of the impairment loss of $4,097 and net implied intangible assets of $5,258. These assets are included on our consolidated balance sheet with our equity method investments.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and growth could suffer.

Our future success depends to a significant degree upon the members of our senior management. The loss of the services of members of senior management could harm our business and prospects for future development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain the requisite personnel, our business, results of operations and financial condition may be adversely affected.

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees or increase in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Legislative increases in the federal minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenue.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry continues to consolidate. We compete with other check cashing stores, short-term consumer lenders, internet lenders, mass merchandisers, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that cash checks, offer short-term consumer loans, sell money orders, provide money transfer services or offer similar products and services. Some of our competitors have larger and more established customer bases, and substantially greater financial, marketing and other resources, than we do. For example, Walmart offers a general-purpose reloadable prepaid debit card and also offers check cashing services, money transfers and bill payments through its “Money Centers” in select locations. In addition, short-term consumer loans are increasingly being offered by local banks and employee credit unions. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other venues by large financial services organizations. In addition, our competitors may operate, or begin to operate, under business models less focused on legal and regulatory compliance than ours, which could put us at a competitive disadvantage. We can make no assurances that we will be able to compete successfully against any or all of our current or future competitors. As a result, we could lose market share and our revenue could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our competitors’ use of other business models could put us at a competitive disadvantage and have a material adverse effect on our business.

We operate our business pursuant to the laws and regulations of the states in which we conduct business, including compliance with the maximum fees allowed and other limitations, and we are licensed in every state in which we lend and in which a license is required. Some of our competitors, especially internet lenders, operate using other business models, including a “single-state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides and the lending transaction takes place, an “offshore model” where the lender is not licensed in any U.S. state and does not typically comply with any particular state’s laws or regulations and a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the lender is located, the customer resides and the lending transaction takes place. Competitors using these models may have higher revenue per customer and significantly less burdensome compliance requirements, among other advantages. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

A reduction in demand for our products and services and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for a particular product or service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular products, the availability of competing products or changes in customers’ preferences or financial conditions. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill customer demand, customers may resist or may reject such products or services. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product or service without causing further harm to our business, results of operations and financial condition.

Demand for our products and services are sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 24.9% and 65.1%, respectively, of our total revenue for the year ended December 31, 2010, 23.7% and 63.9%, respectively, of our total revenue for the year ended December 31, 2011 and 21.1% and 69.2%, respectively, of our total revenue for the year ended December 31, 2012, An economic slowdown could cause deterioration in the performance of our loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

Our future growth and financial success will be harmed if there is a decline in the use of prepaid debit cards as a payment mechanism or if there are adverse developments with respect to the prepaid debit card services industry in general.

Our business strategy is dependent, in part, upon the general growth in demand for prepaid debit cards. As the market for prepaid debit card services matures, consumers may find prepaid debit cards to be less attractive than traditional bank solutions. Further, other alternatives to prepaid debit cards may develop and limit the growth of, or cause a decline in the demand for, prepaid debit cards. In addition, negative publicity surrounding other prepaid debit card services providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid debit card services industry among consumers. If consumers do not continue to increase their usage of prepaid debit card services, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid debit card services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and no undue reliance should be placed upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid debit card services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid debit cards, away from our products and services, it could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the credit markets may negatively impact the availability and cost of our short-term borrowings, which could adversely affect our results of operations, cash flows and financial condition.

If our cash flow from operations is not sufficient to fund our working capital and other liquidity needs, we may need to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced since 2008, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. In addition, the effects of the global recession and its effects on our operations could cause us to have difficulties in complying with the terms of our revolving credit facility.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our outstanding indebtedness on favorable terms, if at all. The lack of availability under, and the inability to subsequently refinance, our indebtedness could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.

Our revenue and net income from check cashing services may be materially adversely affected if the number and amount of checks we cash that go uncollected significantly increase.

When we cash a check, we assume the risk that we will be unable to collect from the check payer. We may not be able to collect from check payers as a result of a payer having insufficient funds in the account, on which a check was drawn, stop payment orders issued by a payer or check fraud. If the number or amount of checks we cash that are uncollected increases significantly, our business, results of operations and financial condition may be materially adversely affected.

Any disruption in the availability or the security of our information systems or the internet lending platform that we acquired from DFS or fraudulent activity could adversely affect our operations or subject us to significant liability or increased regulation.

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our stores and a management information system. Our personal computer-based POS systems are fully operational in all stores. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Moreover, in connection with our acquisition of DFS, in 2012 we began offering loans and other products through our internet lending platform. Any disruption in the availability of our information systems or internet lending platform could adversely affect our business, results of operations and financial condition.

Furthermore, a security breach of our information systems or internet lending platform could also interrupt or damage our operations or harm our reputation, and could subject us to significant liability if confidential customer information is misappropriated. Despite the implementation of significant security measures, our information systems and internet lending platform may still be vulnerable to physical break-ins, computer viruses, programming errors, telecommunications failure or lost connectivity, attacks by third parties or similar disruptive problems. If confidential information belonging to our customers or business partners is misappropriated from our information systems or over the internet, the owners of such information could sue us, asserting that we did not take adequate precautions to safeguard our systems and confidential data. Any breach of our security measures could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company and customer information, and require us to incur significant expense to eliminate these problems, address related data security concerns and pay damages to third parties including customers.

In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud. Over the past several years, we and others in our industry have had customers and former customers contacted by unknown criminals making telephone calls attempting to collect debt, purportedly on our behalf. These criminals are often successful in fraudulently inducing payments to them. Increased fraud involving our products and services or affecting our customers could lead to litigation, significantly increased expenses, reputational damage, reduced use and acceptance of our products and services or new regulations and compliance obligations, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business may suffer if our trademarks or service marks are infringed.

We rely on trademarks and service marks to protect our various brand names in our markets. Many of these trademarks and service marks have been a key part of establishing our business in the communities in which we operate. We believe these trademarks and service marks have significant value and are important to the marketing of our services. We can make no assurances that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks and service marks, We can make no assurances that our trademarks and service marks do not or will not violate the proprietary rights of others, that our trademarks and service marks will be upheld if challenged, or that we will not be prevented from using our trademarks and service marks, any of which occurrences could harm our business.

Part of our business is seasonal, which causes our revenue to fluctuate and may adversely affect our ability to service our debt.

Our business is seasonal due to the impact of our customers cashing their tax refund checks with us and using the related proceeds in connection with our other products and services, such as prepaid debit cards. Also, our consumer loan business declines slightly in the first calendar quarter as a result of customers’ receipt of tax refund checks. If our revenue were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted, as would our ability to service our debt.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to robbery, employee errors and theft.

Since our business requires us to maintain a significant supply of cash in each of our stores, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. We can make no assurances that robberies, employee errors and theft will not occur. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Any such cash shortages could adversely affect our business, results of operations and financial condition.

If our insurance coverage limits are inadequate to cover our liabilities, or increases in our insurance costs continue to increase or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums may be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. We can make no assurances that such insurance companies will remain credit worthy  in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses. For example, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our services. In the event of a major natural or man-made disaster, such as hurricanes, floods, fires or earthquakes, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

Adverse real estate market fluctuations could affect our profits.

We lease all of our store locations. A significant rise in overall lease costs may result in an increase in our store occupancy costs as we open new locations and renew leases for existing locations.

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.                         PROPERTIES

Our average store size is approximately 1,895 square feet as of December 31, 2012. Our stores are typically located in strip shopping centers or free-standing buildings. All of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years. We maintain our corporate headquarters in Dublin, Ohio for executive, financial, legal, information systems, marketing and other administrative activities, and in a separate facility in Logan, Utah for information systems, collections and marketing for DFS’s subsidiaries.

A substantial number of the stores acquired in connection with the California Acquisition were formerly gas stations at which leaking underground storage tanks required remediation when those operations were discontinued. Although this remediation is still ongoing at a small number of stores, we are not responsible for performing the work, nor has the remediation affected our business.

ITEM 3.                        LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings incidental to the conduct of our business. Sometimes the legal proceedings instituted against us purport to be class actions or multiparty litigation. In most of these instances, these actions are subject to arbitration agreements and the plaintiffs are compelled to arbitrate with us on an individual basis. We believe that none of our current legal proceedings will result in any material impact on our financial condition, results of operations or cash flows. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected plaintiffs. Although the legal proceeding described below did not result in a material impact on our financial condition, these proceedings are reflective of the type of proceeding that could have a material impact on our financial condition.

State Financial Regulators or Attorneys General

From time to time, we receive information requests from various states’ Attorneys General or financial regulators, requesting information relating our lending or debt collection practices in such states. We respond to such inquires and provide certain information to the respective Attorneys General offices or financial regulators. We believe we are in compliance with the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Ohio Third-Party Litigation

While we were not a named party in the case, we voluntarily joined in an agreement or the “Joinder Agreement” to be bound by the terms of the court’s December 21, 2010, order in the case of Fast Cash of America, Inc., et al v. Ohio Department of Commerce and QC Financial Services, Inc. v. Ohio Department of Commerce or the “QC Case”. The initial portion of the QC Case was initiated by Fast Cash America and others in order to challenge Rule 1301:8-8-04(C) (5), or “Rule 1301”, issued on May 1, 2010 by the Ohio Division, which purported to prevent check casher licensees from charging customers a fee to cash checks or money orders issued as proceeds of a small loan or mortgage lending transaction. Following our entry into the Joinder Agreement, Judge Charles Schneider of the Franklin County Court of Common Pleas issued a permanent injunction enjoining the Ohio Division from enforcing Rule 1301 on the grounds that Rule 1301 exceeded the Ohio Division’s rule-making authority.

The second portion of the QC Case involved an appeal by QC Financial Services, Inc. (“QC”) from the decision of the superintendent of the Ohio Division in an administrative proceeding brought against QC. In May 2009, QC, as well as many other licensees and registrants under the OMLA, including us, received notices alleging violation of Ohio law arising from the licensee or registrant (or an affiliate of the licensee or registrant) charging a customer a fee to cash a loan proceeds check or money order issued at the same location by the licensee or registrant, even if the purchase of check cashing services was not a condition of the loan. The Ohio Division asserted that charging a fee in such circumstances constituted a statutorily impermissible additional fee for the loan or, alternatively, constituted the licensee or registrant engaging in another business, check cashing, that tends to conceal an evasion of the act under which the licensee is licensed or the registrant is registered and is therefore illegal. While the Ohio Division followed QC’s notice of violation with a notice of hearing against QC, no such notice of hearing was ever issued against us, and the only hearing held on any of the notices of violation was that involving QC. QC initially prevailed in its hearing before the Ohio Division’s hearing officer, who concluded that no violation of the law had occurred because the check cashing transaction took place separate from, and not as a condition to, the loan transaction and took place after the conclusion of the loan transaction. The superintendent of the Ohio Division, who has the power to accept or reject the hearing officer’s report, elected to reject it and issued a cease and desist order to QC. Accordingly, the superintendent held that QC was in violation of Ohio law. QC appealed the superintendent’s decision to Judge Schneider’s court. Judge Schneider considered the administrative hearing record de novo, and on July 20, 2011, issued a decision reversing the Division’s cease and desist order. The court’s opinion reasoned that a secondary check cashing transaction is not a condition to the loan and is, therefore, not prohibited. The Ohio Division waived its right to appeal either Rule 1301 and/or the reversal of the cease and desist order. In addition to this waiver, the Ohio Division agreed to terminate and/or not commence any regulatory proceedings challenging the charging of fees on these secondary check cashing transactions. A change in statute nonetheless could result in check casher licensees, including us, no longer being able to charge customers a fee to cash checks or money orders issued as proceeds of a small loan or mortgage lending transaction at the same office. In addition, the waivers by the Ohio Division do not bind private litigants, who remain free to initiate lawsuits, including putative class actions, based on the same or similar theories.

Another case, to which we are not a party, is Ohio Neighborhood Finance, Inc. v. Rodney Scott, pending before the Ohio Supreme Court. This case, a discretionary appeal, arises from a decision by Ohio’s Ninth District Court of Appeals which took issue with practices of some lenders under the Ohio Small Loan Act. We believe our Ohio lending practices are compliant with applicable law and the ruling. Therefore, while the outcome of this appeal may result in other presently unanticipated changes to our lending practices, if the Ohio Supreme Court only adopts the Ninth District Court of Appeals’ holding, we would not anticipate making changes to our Ohio lending practices.

California Settlement

Five of our former employees filed two separate class action suits against us alleging that our employees in California were not provided minimum benefits and/or paid in accordance with the California wage order requirements regarding meal periods and rest breaks and alleging various other claims under California law and therefore had not been paid all wages owed to them. In January 2011, we negotiated a settlement agreement with the plaintiffs in one case, subject to the conditions that the settlement be ultimately approved by the California Superior Court and that the other pending case be consolidated with the first case in which we already entered into the settlement agreement. The conditions were satisfied and on December 21, 2011, the presiding judge gave final approval to the settlement. The maximum amount payable to the class pursuant to the settlement agreement was approximately $0.8 million, for which we reserved $0.9 million as of December 31, 2011, based on the expected volume of claims and expected fees and expenses. The actual amount we disbursed in satisfaction of the settlement agreement was $0.6 million in 2012.

Other

We are involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on our financial condition or results of operations.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2012 was 8,981,536. We issued 1,000,000 shares as part of our Florida Acquisition.  See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2012.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note   in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

ITEM 6.                  SELECTED FINANCIAL DATA

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

The selected historical financial data below should be read together with the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including the discussion therein of critical accounting policies and recent acquisitions) and CCFI’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except location data)	2008	2009	2010	2011	2012
Statement of Operations Data:
Total revenues	$189,019	$202,683	$224,280	$306,934	$373,000
Total operating expenses	116,581	120,926	127,200	185,400	238,311
Operating gross profit	72,438	81,757	97,080	121,534	134,689
Total corporate and other expenses	102,052	43,446	43,854	91,128	115,005
Income (loss) before provision (benefit) for income taxes, discontinued operations, and extraordinary item	(29,614)	38,311	53,226	30,406	19,684
Provision (benefit) for income taxes	(10,635)	14,042	19,801	13,553	6,508
Income (loss) from continuing operations	(18,979)	24,269	33,425	16,853	13,176
Discontinued operations (1)	482	368	(2,196)	—	—
Income (loss) before extraordinary item	(18,497)	24,637	31,229	16,853	13,176
Extraordinary item (2)	3,913	—	0	—	—
Net income (loss)	$(22,410)	$24,637	$31,229	$16,853	$13,176

Balance Sheet Data:
Cash and cash equivalents	$25,883	$27,959	$39,780	$65,635	$79,044
Total finance receivables, net	51,954	66,035	81,337	120,451	128,923
Total assets	266,922	280,476	310,644	515,547	576,330
Total debt	195,800	193,365	188,934	395,000	437,330
Total liabilities	216,154	202,685	200,853	454,233	492,117
Total stockholders’ equity	50,768	77,791	109,791	61,314	84,213

Other Operating Data:
Number of stores (at period end)	252	264	282	435	491
Number of states served by our internet operations (at period end)	—	—	—	—	19

(1) Discontinued operations is presented net of provision (benefit) for income tax of $299, $226, ($1,346), $0 and $0 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

(2) Represents cost of ballot initiatives in Ohio and Arizona in 2008.

ITEM 7.                                 MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, title loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of December 31, 2012, we operated 491 retail storefront locations across 14 states. The Company also offers retail financial services via our acquired internet business, which services customers in 19 states.

Over each of the past three years, we increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic, and an expanding product set to address a larger share of our customers’ financial needs. Our overall revenue has expanded as we have executed on our retail model, which has increased incremental revenue from our existing store base, added store count, and added internet lending. We have limited capital expenditure requirements, and our primary operating-level expenses are occupancy and labor. As part of our retail model, we strive to invest in premier locations and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

FASB Accounting Standards Codification (“ASC”) Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company’s acquisition of Direct Financial Solutions, LLC (“DFS”), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

Our results of operations are heavily impacted by the number of stores we operate and the degree to which we have integrated acquired stores into our operations. We have recently added an internet presence and stores primarily through acquisitions. Over 30% of our customers learn about our products and services and come to our stores as a result of a referral. Acquisitions allow us to leverage an established customer base that continues to use the acquired stores and generate word-of-mouth marketing as we implement our retail model at the stores, as a source of referrals. Acquisitions have also provided us an existing market presence which we have been able to build upon through expanding the acquired stores’ product offerings. Our internet presence provides an additional channel to complement our store retail model.

We have also grown through de novo store openings, which we have undertaken from time to time to increase our market penetration.  During 2012, the Company has opened seven de novo stores.

Our recent acquisitions include:

•                  Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida for a purchase price of $40.4 million subject to certain post-closing adjustments.  The assets acquired in such acquisition and $17.2 million in debt and $1.3 million in stock repurchase obligation incurred for the acquisition are held by our non-guarantor subsidiary. This retail consumer finance company operated 54 stores in South Florida markets.

•                  DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of the Direct Financial Services, LLC and its subsidiaries. The purchase price was $22.4 million. Our internet operations offer short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Post-

acquisition, our internet operations began offering a medium-term product. Through our acquisition of DFS, we gain access to a scalable internet-based revenue opportunity.

•                  Insight Holding Company LLC Acquisition.  In November 2011, we purchased a 22.5% interest in Insight Holding, which is the parent company of, among other entities, Insight, for which we are an agent of its prepaid card product. We believe this investment aligns our strategic interests and positions us to participate in the value creation at Insight. Product changes have impaired the value of this investment as of December 31, 2012.

•                  California Acquisition.  On April 29, 2011, we acquired California Check Cashing Stores  and its chain of 141 retail stores in California and Oregon. We undertook the California Acquisition as a means of gaining access to several key markets in California, thereby increasing our geographic diversity, and as a means of gaining additional product expertise. We increased the product set via the introduction of a superior prepaid debit card offering, expansion of title lending, and the introduction of medium-term lending.

•                  Illinois Acquisition.  On March 21, 2011, we acquired 10 stores in the Chicago metro area for a purchase price of $19.7 million. At the time of their acquisition, these stores offered only lending products. Since the Illinois Acquisition, we have fully integrated their operations and have expanded the products and services offered in these stores to include our Insight prepaid card offering, money orders, bill payment services and title lending, thereby further addressing the financial needs of our customers in the Chicago market.

•                  Alabama Acquisition.  In March 2010, we completed the acquisition of a 19-store chain in Alabama for a purchase price of $15.9 million. Since the time of the acquisition we have enhanced store productivity and profitability through focusing on customer traffic and branch cost containment. The per store contribution to our operating income from our Alabama stores have increased significantly since the time of the acquisition.

For the year ended December 31, 2012, we opened seven de novo stores, acquired 54 stores as a result of our Florida Acquisition and closed five stores. Our store count increased by 153 stores during the year ended December 31, 2011 primarily as a result of the California and Illinois Acquisitions. The chart below sets forth certain information regarding our stores and states served via the internet for each of the past three years.

	Year Ended December 31,
	2010	2011	2012
# of Locations
Beginning of Period	264	282	435
Acquired	19	151	54
Opened	2	2	7
Closed	3	—	5
End of Period	282	435	491
Number of states served by our internet operations	—	—	19

The following table provides the geographic composition of our physical locations as of December 31, 2011 and December 31, 2012:

	Year Ended December 31,
	2010	2011	2012
Alabama	21	21	22
Arizona	43	43	43
California	17	156	159
Florida	10	10	61
Indiana	21	21	21
Illinois	—	10	12
Kansas	6	6	5
Kentucky	13	13	13
Michigan	14	14	14
Missouri	7	7	7
Ohio	98	99	99
Oregon	—	3	3
Utah	10	10	10
Virginia	22	22	22
Total Locations	282	435	491

In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. It has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders upon installation of a director. Recently, the CFPB has begun examinations of payday lenders and examined us starting in late April 2012. While we do not anticipate any material changes to our commercial operations as a result of our examination, we have not received a final examination report.

New Product Expansion and Trends

We constantly seek to develop and offer new products in order to address the full range of our customers’ financial needs. Revenue from our title loan products has grown 49.3% or $9.2 million for the year ending December 31, 2012 as compared to the same period in 2011. In addition, the introduction of new medium-term products and the expansion of the existing medium-term products resulted in a 73.7% or $10.4 million increase for the year ended December 31, 2012 as compared to the same period in 2011.

Product Characteristics and Mix

As we introduce new products throughout our markets and expand our product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our title loan offerings tend to have longer maturities than our short-term loan offerings. In addition, the shift in mix to more medium-term loans results in a higher loan loss reserve as a result of the nature of medium-term loans as compared to short-term loans. We believe that our prepaid debit card direct deposit offering has reduced some of our check cashing fees, however,  we believe that establishing our Insight prepaid debit card as an alternative to check cashing should lengthen the customer relationship and increase associated revenue over time.

Internal surveys indicate our customers are interested in a broad set of products to meet their financial service needs. In executing on our retail model, we regularly pilot and introduce new offerings to meet these needs.

Expenses

Our operating expenses relate primarily to the operation of our stores and internet channel, including salaries and benefits for employees, store occupancy costs, internet advertising, loan loss provisions, returns and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders.

We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will continue to benefit from increased economies of scale as we continue to grow our business.  Our efficient corporate cost structure is evident as revenue has grown 21.5% for the year ending December 31, 2012 as compared to the prior year comparable period, while controllable corporate expenses has grown 16.4% over the same periods and have decreased as a percentage of revenue from 14.2% to 13.6% from the year ended December 31, 2011 to the year ended December 31, 2012.

Recapitalization

Concurrent with the California Acquisition, we issued $395.0 million in senior secured notes, entered into a new four-year, $40 million revolving credit facility and amended our existing $7.0 million credit facility for our Alabama subsidiary. The proceeds from the original notes offering, together with $10.0 million of borrowings on the revolving credit facility were used to retire our and CCCS’s outstanding credit facility debt and to pay a dividend to our shareholders and pay bonuses to our management. We incurred $24.2 million in related fees and expenses in completing the California Acquisition and the financing related to our recapitalization, of which $15.6 million was capitalized accordingly. In July 2012, the Company issued $25 million of additional notes. Additionally, the Company’s unrestricted subsidiary issued related party Florida seller notes  in connection with consummating the Florida Acquisition on July 31, 2012. As a result of the increase in the amount of debt in our capital structure following the recapitalization, our interest expense has risen, impacting our results of operations and liquidity. See “—Liquidity and Capital Resources” and “—Contractual Obligations and Commitments” for further detail.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, which management considers critical, include valuation of our total net finance receivables, goodwill and equity investments and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of three categories of receivables, short-term consumer loans, medium-term loans and title loans.

Short-term consumer loan products typically range in size from $.1 to $1.0, with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20%, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

Medium-term loan products typically range from $.1 to $2.5, and are evidenced by a promissory note with a maturity between six months and 24 months. These loans vary in their structure dependent upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances we previously also purchased loan participations in a third-party lender’s loan portfolio that are classified as medium-term finance receivables.

Title loan products typically range from $.75 to $2.5, and are evidenced by a promissory note with a maturity between one and 24 months. The loan may be secured with a lien on the customer’s vehicle title. The risk characteristics of secured loans primarily depend on the markets in which we operate and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its payments.

In some instances we maintain debt-purchasing arrangements with third-party lenders. We accrue for this obligation through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2010, 2011 and 2012 were $81.3 million, $120.5 million and $128.9 million, respectively. The allowance for loan losses, net of unearned advance fees, as of December 31, 2010, 2011 and 2012 were $3.4 million, $5.6 million and $9.1 million, respectively. At December 31, 2010, 2011 and 2012, the allowance for loan losses was 4.0%, 4.5% and 6.6%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term and title loans, which have higher allowances for loan losses.

Total finance receivables, net as of December 31, 2010, 2011 and 2012 are as follows (in thousands):

	As of December 31,
	2010	2011	2012
Total finance Receivables, net of unearned advance fees	$84,694	$126,077	$138,037
Less: Allowance for loan losses	3,357	5,626	9,114
Total finance Receivables, Net	$81,337	$120,451	$128,923

Net loan charge-offs for the three years ended December 31, 2010, 2011 and 2012 were $38.4 million, $55.3 million and $72.0 million, respectively. The total changes to the allowance for loan losses for the years ended December 31, 2010, 2011 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Allowance for loan losses
Beginning of Period	$5,406	$3,357	$5,626
Provisions for finance receivable losses	36,324	57,569	75,464
Charge-offs, net	(38,373)	(55,300)	(71,976)
End of Period	$3,357	$5,626	$9,114
Allowance as percentage of total finance receivables, net of unearned advance fees	4.0%	4.5%	6.6%

The provision for loan losses for the year ended December 31, 2010 includes losses from returned items from check cashing of $3.0 million, card losses of $0.2 million, and third party losses of $0.8 million.

The provision for loan losses for the year ended December 31, 2011 includes losses from returned items from check cashing of $5.1 million, card losses of $0.2 million, losses on tax loans of $0.4 million, and third party losses of $2.1 million.

The provision for loan loss for the year ended December 31, 2012 includes losses from returned items from check cashing of $5.9 million, card losses of $0.1 million, losses on tax loans of $0.3 million, and third party losses of $11.7 million.  The increase in third party losses compared to prior years is primarily due to DFS having a limited agency agreement with an unaffiliated third-party lender.

Goodwill and Equity Method Investments

Management evaluates all long-lived assets, including goodwill and equity method investments, for impairment annually as of December 31, or whenever events or changes in business circumstances indicate an asset might be impaired. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets at the date of the acquisition and the excess of purchase price over identified net assets acquired.

Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting.

One of the methods that management employs in the review of such assets uses estimates of future cash flows. If the carrying value of is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value. For equity method investments, an impairment charge is recorded if the decline in value is other than temporary. Management believes that its estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could impact the estimated value of such assets.

There was no impairment loss charged to operations for goodwill for either retail financial services or internet financial services during the years ended December 31, 2010, 2011 and  2012.

In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings.

During the year ended December 31, 2010, goodwill increased by $9.3 million, due to the Alabama Acquisition offset by a tax adjustment of $2.1 million. During the year ended December 31, 2011, goodwill increased by $117.0 million, due to the California and Illinois Acquisitions, which was offset by a $2.1 million tax adjustment. During the year ended December 31, 2012, goodwill increased $41.2 million related to the DFS and Florida Acquisitions offset by a tax adjustment of $2.2 million.

The carrying values of the Company’s investments in Insight Holdings is $6,488 and Latin Card is $3 as of December 31, 2012.

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

Primarily as a result of the acquisition of CheckSmart and CCCS, in 2006 by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those and other transactions.  For tax purposes, this goodwill amortizes over a 15-year period from the date of the acquisitions.  While the 2012 income tax return has not been completed, we expect goodwill amortization of $24.8 million to result in cash tax savings of approximately $9.9 million at the expected combined rate of 40%.  Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries

For the year ended December 13, 2012, we had four non-guarantor subsidiaries, one of which is classified as an Unrestricted Subsidiary under the senior notes.  The assets, revenues and expenses of such non-Guarantor subsidiaries that are Restricted Subsidiaries under the senior notes were immaterial for the year ended December 31, 2012.  As of and for the year ended December 31, 2012, our non-Guarantor subsidiaries had total current assets of $13.2 million, total revenues of $1.3 million, total operating expenses of $5.0 million and a net loss of $4.4 million. For more information, see Note 23 to the audited financial statements for the year ended December 31, 2012, which are included elsewhere in this Annual Report on Form 10-K.  We had no Unrestricted Subsidiaries as of December 31, 2011.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2010, 2011 and 2012 (dollars in thousands):

	Year Ended December 31,
	2010	Revenue %	2011	Revenue %	2012	Revenue %

Total Revenues	$224,280	100%	$306,934	100%	$373,000	100%
Operating Expenses
Salaries and benefits	38,759	17.3%	57,411	18.7%	63,403	17.0%
Provision for losses	40,316	18.0%	65,351	21.3%	93,481	25.1%
Occupancy	14,813	6.6%	21,216	6.9%	24,738	6.6%
Depreciation and amortization (operating-level)	5,318	2.4%	5,907	1.9%	6,268	1.7%
Other operating expenses	27,994	12.5%	35,515	11.6%	50,421	13.5%
Total Operating Expenses	127,200	56.7%	185,400	60.4%	238,311	63.9%
Income from Operations	97,080	43.3%	121,534	39.6%	134,689	36.1%
Corporate and other expenses
Corporate expenses	32,710	14.6%	43,730	14.2%	50,881	13.6%
Registration expenses	—	0.0%	—	0.0%	2,774	0.7%
Bond registration expenses	—	0.0%	—	0.0%	851	0.2%
Transaction expenses	237	0.1%	9,351	3.0%	1,239	0.3%
Depreciation and amortization (corporate)	1,222	0.5%	2,332	0.8%	6,277	1.7%
Interest	8,501	3.8%	34,334	11.2%	47,480	12.7%
Equity investment impairment	—	0.0%	—	0.0%	4,097	1.1%
Income Tax Expense	19,801	8.8%	13,553	4.4%	6,508	1.7%
Total corporate and other expenses	62,471	27.9%	103,300	33.7%	120,107	32.2%
Net income before management fee and discontinued operations	34,609	15.4%	18,234	5.9%	14,582	3.9%
Sponsor Management Fee	1,184	0.5%	1,381	0.4%	1,406	0.4%
Discontinued Operations	2,196	1.0%	—	0.0%	—	0.0%
Net Income	31,229	13.9%	16,853	5.5%	13,176	3.5%

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2010, 2011 and 2012:

	Twelve Months Ended December 31,
	2010	2011	2012
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings) (in thousands)	$1,237,163	$1,543,310	$1,822,199
Number of loan transactions (in thousands)	2,956	3,625	4,467
Average new loan size	$419	$426	$408
Average fee per new loan	$43.14	$46.37	$48.01
Loan loss provision (in thousands)	$27,560	$40,636	$53,149
Loan loss provision as a percentage of loan volume	2.2%	2.6%	2.9%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,442,501	$2,163,276	$2,525,212
Number of checks cashed (in thousands)	3,292	4,869	5,618
Face amount of average check	$438	$444	$450
Average fee per check	$16.99	$14.95	$14.05
Returned check expense (in thousands)	$3,034	$5,085	$5,895
Returned check expense as a percent of face amount of checks cashed	0.2%	0.2%	0.2%

	As of and for the Twelve Months
	Ended December 31,
	2010	2011	2012
Medium-term Loan Operating Data (unaudited):
Principal outstanding (in thousands)	$3,601	$12,174	$11,617
Number of loans outstanding	10,275	20,818	24,417
Average principal outstanding	$350	$585	$476
Weighted average monthly percentage rate	22.0%	19.2%	20.7%
Allowance as a percentage of total finance receivables	11.7%	10.6%	20.7%
Loan loss provision (in thousands)	$5,267	$11,470	$13,319
Title Loan Operating Data (unaudited):
Principal outstanding (in thousands)	$9,541	$17,334	$23,047
Number of loans outstanding	9,597	15,283	22,225
Average principal outstanding	$994	$1,134	$1,037
Weighted average monthly percentage rate	13.8%	13.3%	13.4%
Allowance as a percentage of total finance receivables	5.3%	5.3%	6.5%
Loan loss provision (in thousands)	$3,497	$5,463	$8,996

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$163,327	$205,417	$42,090	25.8%	53.2%	55.1%
Medium-term Loans	14,170	24,609	10,439	73.7%	4.6%	6.6%
Check Cashing Fees	72,800	78,937	6,137	8.4%	23.7%	21.1%
Prepaid Debit Card Services	19,914	12,987	(6,927)	(34.8)%	6.5%	3.5%
Title Loan Fees	18,656	27,854	9,198	49.3%	6.1%	7.5%
Other Income	18,067	23,196	5,129	28.4%	5.9%	6.2%
Total Revenue	$306,934	$373,000	$66,066	21.5%	100.0%	100.0%

For the year ended December 31, 2012, total revenue increased by $66.1 million, or 21.5%, compared to the prior year comparable period.  The majority of this growth was created through the acquisitions completed in 2011 and 2012.

Our measurement of comparable store sales growth as of December 31, 2012 includes stores which we operated for the full year of 2012 and which were open for the full year of 2011. As of December 31, 2012 we had 284 stores included in this measurement. Comparable sales were relatively flat due to the discontinuation of certain card based products for the year ended December 31, 2012 as compared to the prior year comparable period. Excluding our card products, comparable sales increased 2.9% for the year ended December 31, 2012 as compared to the prior year comparable period.

We acquired our internet company on April 1, of this year.  Through new customer acquisition, we have been successful in achieving sequential quarter revenue growth since the acquisition.

Revenue generated from short-term consumer loan fees and interest for the year ended December 31, 2012 increased $42.1 million, or 25.8%, compared to the prior year comparable period.  The majority of the increase was the result of the DFS Acquisition, our Internet Financial Services segment.  We also benefitted from the Florida Acquisition which occurred on July 31, 2012 and from the comparative advantage of realizing a full year’s benefit of the California and Illinois Acquisitions which occurred during 2011.  Excluding the benefit of acquisitions, short-term consumer loan fees and interest were generally flat as compared to the prior year comparable period.  Growth in a number of markets was offset by a shift in mix in other markets towards more medium-term and title loan products.

Revenue generated from medium-term loans for the year ended December 31, 2012 increased $10.4 million, or 73.7%, compared to the prior year comparable period.  We grew medium-term loan revenue in California and Virginia as we have increased our focus on medium term loans in these markets.

Revenue generated from check cashing for the year ended December 31, 2012 increased $6.1 million, or 8.4%, compared to the prior year comparable period.  The general decline in check cashing was offset by the Florida and California Acquisitions. We do not expect check cashing to be a growth avenue for the Company, but a product offering which we can leverage to drive traffic into our stores, creating and enhancing customer relationships.

Revenue from prepaid debit card services during the year ended December 31, 2012 decreased by $6.9 million, or 34.8%. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit through linking the card with different credit related features offered by a third party.

Revenue generated from title loan fees for the year ended December 31, 2012 increased $9.2 million, or 49.3%, compared to the prior year comparable period. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$57,411	$63,403	$5,992	10.4%	18.7%	17.0%
Provision for Loan Losses	65,351	93,481	28,130	43.0%	21.3%	25.1%
Occupancy	21,216	24,738	3,522	16.6%	6.9%	6.6%
Depreciation & Amortization (Operating-level)	5,907	6,268	361	6.1%	1.9%	1.7%
Advertising & Marketing	4,716	8,065	3,349	71.0%	1.5%	2.2%
Bank Charges	2,953	3,838	885	30.0%	1.0%	1.0%
Supplies	2,880	3,259	379	13.2%	0.9%	0.9%
External Collection Expenses	2,665	4,113	1,448	54.3%	0.9%	1.1%
Telecommunications	3,788	5,406	1,618	42.7%	1.2%	1.4%
Security	1,895	2,637	742	39.2%	0.6%	0.7%
License & Other Taxes	1,339	1,565	226	16.9%	0.4%	0.4%
Other Operating Expenses	15,279	21,538	6,259	41.0%	5.0%	5.8%
Total Operating Expenses	$185,400	$238,311	$52,911	28.5%	60.4%	63.9%

Total operating expenses increased by $52.9 million, or 28.5%, for the year ended December 31, 2012 as compared to the prior year comparable period.  This overall increase was due primarily to four additional months of expenses attributable to business acquired in the California Acquisition  and additional expenses associated with our internet operations. As a percent of revenue, salaries and benefits decreased from 18.7% to 17.0% for the year ended December 31, 2011 and 2012, respectively. The decrease in salaries and benefits as a percentage of revenue is the result of operating efficiencies coupled with the shift towards longer term products and the increased underwriting and labor associated with longer term loans and the resulting adjustment to yield required by Generally Accepted Accounting Principles (“GAAP”).

Provision for loan losses increased from 21.3% to 25.1% as a percentage of revenue for the year ended December 31, 2011 and 2012. $18.0 million of the $28.1 million or 64.1% of the increase in the provision for bad debt was due to the acquisition of DFS and pursuit of market share expansion for our internet operations. The increase in provision for loan losses related to our internet operations represents the primary cause of the increase in operating expenses as a percentage of revenue. First-time customers served by our internet financial services segment default at significantly higher rates than do returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers. Retail financial services provision for bad debt increased primarily due to the increase in consumer loan revenue.  Occupancy expenses are down from 6.9% in 2011 to 6.6% in 2012 as a percentage of revenue as we realized benefits of scale.

Advertising and marketing expense increased by $3.3 million for the year ended December 31, 2012 as compared to the prior year comparable period due primarily to advertising and marketing activity related to the DFS Companies. Other operating expenses increased from 5.0% to 5.8% as a percentage of revenue for the year ended December 31, 2011 as compared to the same period in 2012, reflecting the impact of a full year of the California Acquisition, and the Florida and DFS acquisitions.

Excluding the provision for loan losses, total operating expenses as a percentage of revenue fell from 39.1% in 2011 to 38.8% in 2012 reflecting achievement of operational efficiencies.

Corporate and Other Expenses

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)

Corporate Expenses	$43,730	$50,881	$7,151	16.4%	14.2%	13.6%
Registration Expenses	—	2,774	2,774	100.0%	0.0%	0.7%
Bond Registration Expenses	—	851	851	100.0%	0.0%	0.2%
Transaction Expenses	9,351	1,239	(8,112)	(86.8)%	3.0%	0.3%
Depreciation & Amortization (Corporate)	2,332	6,277	3,945	169.2%	0.8%	1.7%
Sponsor Management Fee	1,381	1,406	25	1.8%	0.4%	0.4%
Interest	34,334	47,480	13,146	38.3%	11.2%	12.7%
Equity Investment Impairment	—	4,097	4,097	100.0%	0.0%	1.1%
Income Tax Expense	13,553	6,508	(7,045)	(52.0)%	4.4%	1.7%
Total Corporate and Other Expenses	104,681	121,513	16,832	16.1%	34.1%	32.6%

Corporate Expenses

Corporate expenses fell from 14.2% to 13.6% as a percentage of revenue during the years ended December 31, 2011 and 2012, respectively. This operating leverage was achieved through continued cost control and the integration of previously acquired enterprises.

Transaction Expense

Transaction expenses fell from $9.4 million in 2011 to $1.2 million in 2012. The $9.4 million incurred in 2011 was primarily related to the California Acquisition and the related recapitalization.

Additionally, prior to May 2012, the Company had deferred legal and other transaction expenses related to a planned initial public offering (“IPO”) with the expectation that such expenses would be accounted for as a reduction of capital paid in excess of par. In May, 2012, the Company decided not to pursue the IPO due to market conditions. These deferred expenses totaling $2.8 million were expensed during the year ended December 31, 2012 and appear as “Registration expenses” on the consolidated statement of operations.

Interest Expense, Net

Interest expense, net, increased to $47.5 million during the year ended December 31, 2012 as compared to $34.3 million for the prior year comparable period, or an increase of 38.3%, due to the recapitalization which occurred during 2011 in connection with the California Acquisition, the issuance of new debt financing incurred for the Florida Acquisition and the $25 million of additional senior notes issued in July 2012.

Income Taxes

Income taxes during 2011 were $13.6 million as compared to $6.5 million in 2012. CCFI’s annual effective tax rates in 2011 and 2012 were 44.6% and 33.1%, respectively. The decrease in effective tax rate is due to permanent, non-deductible expenses and other items.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

	Year Ended December 31,
(dollars in thousands)	2010	2011	Increase (Decrease)		2010	2011
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$125,815	$163,327	$37,512	29.8%	56.0%	53.2%
Medium-term Loans	6,863	14,170	7,307	106.5%	3.1%	4.6%
Check Cashing Fees	55,930	72,800	16,870	30.2%	24.9%	23.7%
Prepaid Debit Card Services	10,731	19,914	9,183	85.6%	4.8%	6.5%
Title Loan Fees	13,381	18,656	5,275	39.4%	6.0%	6.1%
Other Income	11,560	18,067	6,507	56.3%	5.2%	5.9%
Total Revenue	$224,280	$306,934	$82,654	36.9%	100.0%	100.0%

For 2011, total revenue increased by $82.7 million, or 36.9%, compared to 2010.  We experienced organic revenue growth in all of the states in which we operated during the 2011 fiscal year, compared with 2010, with the exception of Arizona, where we adjusted our product mix during May 2010 to conform to new regulatory requirements.  Revenue from the California Acquisition increased our overall revenue during 2011 by $55.3 million. The Illinois Acquisition, which closed March 21, 2011, contributed $5.1 million to the revenue mix during 2011. We benefitted in 2011 from a full year’s contribution from the Alabama Acquisition.

Excluding Arizona for the effect of the regulatory change, and excluding the two acquisitions that closed during 2011, we achieved organic revenue growth of over 9.9% for the year.

Revenue generated from short-term consumer loan fees and interest for 2011 increased $37.5 million, or 29.8%, compared to 2010. We grew short-term consumer loan revenue as we integrated the California and Illinois Acquisitions and focused on growing the product organically within each of our other markets.

As we focus on meeting our customers’ financial needs and building a longer-term relationship with our customer, we have diversified our revenue mix and increased our medium-term loan offerings. This proactive approach has led to a shift in revenue mix from short-term loans to medium-term loans. Revenue generated from Medium-term loans for 2011 increased $7.3 million, or 106.5%, compared to 2010.

Revenue generated from check cashing for 2011 increased $16.9 million, or 30.2%, compared to 2010. The general decline in check cashing was offset by the California Acquisition and a full twelve months of check cashing revenue recognition from the Alabama Acquisition. Although this continues to be an important offering for our company, representing 23.7% of our revenue, we continue to leverage check cashing to drive traffic through which to offer ancillary products and services, including prepaid debit cards.

Revenue from prepaid debit card services during 2011 increased by $9.2 million, or 85.6%, as customer demand for the prepaid card product offerings grew dramatically. Following the Alabama Acquisition in 2010, we were able to successfully integrate our title loan product into the stores within that market. This successful integration in 2010, led to significant growth during 2011 compared to 2010. Additionally, the transition of customers in Arizona to title loans, following the regulatory change in May 2010, grew revenue significantly in that market as well.

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2010	2011	Increase (Decrease)		2010	2011
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$38,759	$57,411	$18,652	48.1%	17.3%	18.7%
Provision for Loan Losses	40,316	65,351	25,035	62.1%	18.0%	21.3%
Occupancy	14,813	21,216	6,403	43.2%	6.6%	6.9%
Depreciation & Amortization (Operating-level)	5,318	5,907	589	11.1%	2.4%	1.9%
Advertising & Marketing	4,463	4,716	253	5.7%	2.0%	1.5%
Bank Charges	2,360	2,953	593	25.1%	1.1%	1.0%
Supplies	2,188	2,880	692	31.6%	1.0%	0.9%
Collection Expenses	2,334	2,665	331	14.2%	1.0%	0.9%
Telecommunications	2,232	3,788	1,556	69.7%	1.0%	1.2%
Security	996	1,895	899	90.3%	0.4%	0.6%
License & Other Taxes	793	1,339	546	68.9%	0.4%	0.4%
Other Operating Expenses	12,628	15,279	2,651	21.0%	5.6%	5.0%
Total Operating Expenses	$127,200	$185,400	$58,200	45.8%	56.7%	60.4%

Total operating expenses increased by $58.2 million, or 45.8%, in 2011 as compared to 2010. This overall increase was due primarily to incremental store-level expenses from the 151 stores acquired through the California and Illinois Acquisitions and the full year of expenses from the Alabama Acquisition in 2011. As a percent of revenue, salaries and benefits increased from 17.3% to 18.7% for 2010 and 2011, respectively. This was due largely to employee payroll attributed to the California and Illinois Acquisitions as these locations were not as productive, with employee salaries resulting in a higher percent of revenue.

Occupancy expenses for 2011 also increased from 2010 primarily due to an increase in the number of stores in operation from the California and Illinois Acquisitions, as well as the recognition of a full twelve months of expenses in 2011 from Alabama Acquisition.

Provision for loan losses increased during 2011 compared to 2010, due primarily to increased volume as a result of the acquisitions and organic growth, Provision for loan losses increased as a percentage of revenue primarily as a result of four factors: (1) the effect of new legislation within the Illinois market, as the state transitioned short-term loan consumers to a state-wide database, (2) the shift in mix to more Medium-term loans during the fourth quarter and the higher reserves necessitated by those products, (3) our  continued focus on market share expansion, particularly in the California market as we invest in developing new consumer lending relationships, and (4) we believe a continuing weak economy particularly within the customer demographics we serve coupled with high gas prices creates a challenging collection environment.

Independent of the acquisitions, telecommunications expenses increased as long distance costs and the costs for other telephone services increased. Other operating expenses were impacted by the growing acceptance of debit and credit cards as a form of electronic repayment and the merchant processing costs which result, and an increase in customer incentive costs associated with transitioning customers into the prepaid card products that we offer and direct deposit.

Corporate and Other Expenses

	Year Ended December 31,
(dollars in thousands)	2010	2011	Increase (Decrease)		2010	2011
				(Percent)	(Percent of Revenue)

Corporate Expenses	$32,710	$43,730	$11,020	33.7%	14.6%	14.2%
Transaction Expenses	237	9,351	9,114	3,845.6%	0.1%	3.0%
Depreciation & Amortization (Corporate)	1,222	2,332	1,110	90.8%	0.5%	0.8%
Sponsor Management Fee	1,184	1,381	197	16.6%	0.5%	0.4%
Discontinued Operations	2,196	—	(2,196)	(100.0)%	1.0%	0.0%
Interest	8,501	34,334	25,833	303.9%	3.8%	11.2%
Income Tax Expense	19,801	13,553	(6,248)	(31.6)%	8.8%	4.4%
Total Corporate and Other Expenses	65,851	104,681	38,830	59.0%	29.4%	34.1%

Corporate Expenses

Corporate expenses increased $11.0 million during 2011, or 33.7%, compared to 2010 reflecting costs incurred with respect to the integration of the acquired operations. Collection expenses at the corporate level increased as we adapted to a broader product set and worked through the consolidation of the California acquisition.

Additionally, to support our prepaid card product and pilot other initiatives, we built a call center during 2011.  This investment resulted in an increase in Corporate Expenses related to payroll, telephone expenses and transactional expenses.  We believe this investment will benefit us as we continue to expand the products and services we offer our customer, supported from this center.

Interest Expense, Net

Interest expense, net, increased to $34.3 million during 2011 compared to $8.5 million for the prior year comparable period, or an increase of 303.9%, due to the issuance of high yield notes, concurrent with the California Acquisition. See Contractual Obligations and Commitments for further detail on the notes.

Income Taxes

Income taxes during 2011 were $13.6 million, as compared to $19.8 million for the prior year. CCFI’s annual effective income tax rates in 2011 and 2010 were 44.6% and 37.2%, respectively. The effective income tax rate for 2011 is elevated as the result of non-deductible transaction expenses.

CCFI Business Segment Results of Operations for the year ended December 31, 2012

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services:

	As of and for the year ended December 31, 2012
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$549,481		$26,849		$576,330
Goodwill	283,861		13,261		297,122
Other Intangible Assets	6,159		4,098		10,257
Total Revenues	$347,881	100.0%	$25,119	100.0%	$373,000	100.0%
Provision for Loan Losses	75,467	21.7%	18,014	71.7%	93,481	25.1%
Other Operating Expenses	136,399	39.2%	8,431	33.6%	144,830	38.8%
Operating Gross Profit (loss)	136,015	39.1%	(1,326)	-5.3%	134,689	36.1%
Interest Expense, net	47,480	13.6%	—	0.0%	47,480	12.7%
Depreciation and Amortization	$4,477	1.3%	$1,800	7.2%	$6,277	1.7%

Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company’s acquisition of Direct Financial Solutions, LLC (“DFS”), a provider of consumer loans through the internet, the Company now operates in two segments: retail financial services and internet financial services.

Retail Financial Services

Retail financial services represented 93.3% or $347.9 million of revenues  for the year ended December 31, 2012.

For the year ended December 31, 2012 total revenues increased by $66.1 million or 21.5%, compared to the prior year comparable period.  During the year ended December 31, 2012, retail financial services benefitted from five months of contribution from the Florida Acquisition and four additional months of the California Acquisition as compared to 2011. Revenues were constrained in certain markets due to the election to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. We experienced strong growth in both medium term loans and title loans on a comparative basis.

Internet Financial Services

For the year ended December 31, 2012, total revenues contributed by our internet financial services segment represented $25.1 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel, there is a need for increased marketing expenses to capture incremental share. Our internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the year ended December 31, 2012 as compared to our retail financial services. The operating loss of $1.3 million reflects the expense of building a base of customers which we plan  to leverage to support future growth.

Liquidity and Capital Resources

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities. We believe that cash flow from operations and available cash, together with available borrowings under our credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Our future liquidity and future ability to fund capital expenditures, working capital and debt requirements will depend, however, upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, our liquidity needs would be financed by additional indebtedness, equity financings, asset sales or a combination of the foregoing.

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for year ended December 31, 2010, 2011 and 2012.

	Year Ended December 31,
(in thousands)	2010	2011	2012
Net Cash Provided by Operating Activities	$82,369	$130,823	$123,391
Net Cash (Used in) Investing Activities	(54,950)	(100,553)	(133,882)
Net Cash (Used in) Provided by Financing Activities	(15,598)	(4,415)	23,900
Net Increase in Cash and Cash Equivalents	11,821	25,855	13,409

Cash Flows from Operating Activities. During 2012, net cash provided by operating activities was $123.4 million compared to $130.8 million during the prior year comparable period. Cash flows from operating activities decreased primarily due to the timing of vendor payments.

During 2011, net cash provided by operating activities was $130.8 million compared to $82.4 million in 2010. Cash flows from operating activities increased primarily due to acquisitions, including the California acquisition, and organic growth.

During 2010, net cash provided by operating activities was $82.4 million.

Cash Flows from Investing Activities. During 2012, net cash used in investing activities was $133.9 million compared to $100.6 million in 2011. The primary use of cash in 2012 was for $94.0 million in loan originations (while the corresponding loan loss provision is recorded within cash flows from operating activities). The Florida and DFS Acquisitions used $33.7 million of cash. This amount includes the related party Florida seller notes and stock issued as part of the Florida acquisition.

During 2011, net cash used in investing activities was $100.6 million compared to $55.0 million in 2010. The primary use of cash in 2011 was for $88.8 million in loan originations (while the corresponding loan loss provision is recorded within cash flows from operating activities). The California Acquisition provided $22.9 million of positive cash flow as a result of issuing common stock for that transaction. The Illinois Acquisition used $19.7 million from investing activities. In addition, $15.5 million was used for various purchases of equity investments and leasehold improvements and equipment

During 2010, net cash used in investing activities was $55.0 million, of which $51.6 million was attributable to loans we made during the year. The acquisition of the 19 Alabama stores in 2010 was the largest investment activity outside of our loan portfolio during 2010. The other investing activities were primarily related to the purchase of computer equipment, the cost of remodeling existing stores, new store openings, and maintenance capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities during 2012 was $23.9 million. Positive cash flow was attributed to the issuance of $25 million aggregate principal amount of our notes. This was offset by $1.1 million in debt issuance costs.

Net cash used by financing activities during 2011 was $4.4 million. Positive cash flow was attributed to the issuance of $395 million aggregate principal amount of our notes. This was offset by $262.9 million in notes payable payments and a $120.6 million special dividend distribution. At the close of the recapitalization transaction consummated in connection with the California Acquisition, we borrowed $10 million under our revolving credit facility. We paid down the entirety of the amount drawn prior to the close of the second quarter of 2011.

Net cash used in financing activities for the year ended December 31, 2010 was $15.6 million. In 2010, this included the repayment of a $5.0 million line of credit then had been provided by Diamond Castle and $11.0 million used for the extinguishment of other debt offset by contributions from non-controlling interest.

Cash income taxes paid in 2012 were $10.3 million compared to 2011 payments of $3.8 million. The increase in 2012 was related to payments of 2011 tax liabilities in 2012.

Financing Instruments—Restrictive Covenants

The indentures governing our senior notes contains certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2011 and December 31, 2012, we were in compliance with these covenants.

Capital Expenditures

Our business model requires relatively low maintenance capital expenditures. For the years ended December 31, 2010, 2011 and 2012, we spent $1.7, $4.3, and $5.7 million, respectively, on capital expenditures.  A portion of these capital expenditures were to bring acquired stores up to CCFI’s standards; 18.6%, in 2011 for the California acquisition, and 33.0%, in 2012 for the California, DFS, and Florida Acquisitions.

The Company had no material commitments as of December 31, 2012.

Seasonality

Our business is seasonal due to tax refunds received by our customers. Customers’ cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through the refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2012:

	Total	2013	2014-2015	2016-2017	after 2017
Operating Leases	$59,936	$20,344	$27,059	$10,292	$2,241
Senior secured notes
Principal	425,000	—	—	—	425,000
Interest	292,304	45,650	91,300	91,300	64,054
Total Senior Secured Notes	717,304	45,650	91,300	91,300	489,054
Related Party notes payable
Principal	17,330	1,731	6,429	9,170
Interest	6,241	2,173	3,428	640
Total Related Party Notes Payable	23,571	3,904	9,857	9,810
Borrowings under Revolving Credit Facility
Principal	—	—	—	—	—
Interest (1)	691	296	296	99	—
Total borrowings under Revolving Credit Facility	691	296	296	99	—
Total	$801,502	$70,194	$128,512	$111,501	$491,295

(1) Contractual interest obligations for the revolving credit facility includes cash payments we expect to make with respect to the undrawn line fee of 0.75% of the unused commitments under the revolving credit facility.

Existing Indebtedness. In connection with the California Acquisition, we issued $395 million aggregate principal amount of our senior secured notes, all of which remained outstanding as of December 31, 2012. The notes have an interest rate of 10.75% payable semi-annually and will mature on May 1, 2019. The proceeds were used to refinance debt, pay fees and expenses, and to finance a dividend payment to shareholders.

Our Alabama subsidiary also maintains a $7.0 million revolving line of credit that was undrawn as of December 31, 2012.

Concurrent with the offering of senior notes consummated in connection with the California Acquisition, we also entered into a four-year, $40 million revolving credit facility. The revolving credit facility has an interest rate of LIBOR plus 5.00%, will mature on May 1, 2015 , and was undrawn as of December 31, 2012.

On July 6, 2012, we completed an offering of $25.0 million aggregate principal amount of senior secured notes which will mature on May 1, 2020. Other than the interest rate and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior notes described above, except that such notes are not freely tradable, and are not fungible with such notes.

A non-guarantor subsidiary of the Company issued a series of related party seller notes as a portion of the consideration for the Florida Acquisition. The related party Florida seller notes are secured by the assets of the subsidiary. The related party Florida seller notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the related party Florida seller notes mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

A forbearance agreement was signed on September 28, 2012 for the related party Florida seller $1.5 million note in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower’s failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Impact of Inflation

Our results of operations are not materially impacted by fluctuations in inflation.

Balance Sheet Variations

Several of the items on our balance sheet as of December 31, 2012 were impacted significantly by our acquisitions and our related recapitalization.

Cash and cash equivalents, accounts payable, accrued liabilities, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making loans, and the receipt and remittance of cash from the sale of prepaid debit cards, wire transfers, money orders and the processing of bill payments.

Loan Portfolio

As of December 31, 2012, we offered loans in 29 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. For short-term consumer loans, accounts are charged off when they become past due. For title loans which are 30 days in duration, accounts are charged off when they become 30 days past due on a contractual basis. For title loans which have terms ranging from 60 days to one year and medium-term loans which have a term of one year or less, accounts are charged off when accounts are 60 days past due on a contractual basis. For medium-term and title loans with a term more than one year, accounts are charged off when the accounts are 90 days past due. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans are applied as an increase to the loan loss allowance.

All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest include fees and interest received from loan customers. Advance fees on short-term consumer loans with terms between 14 to 30 days and title loans with terms up to 30 days are recognized as unearned finance charges at the time the loans are made. Advance fee income is recognized using the interest (actuarial) method over the term of each loan for our line-of-credit products. Advance fees on title loans with terms up to 24 months, and medium-term loans with terms up to 180 days are classified as unrecognized income at the time the loans are made.

As of December 31, 2011 and 2012, our total finance receivables net of unearned advance fees were approximately $126.1 million and $138.0 million, respectively.

Investee Companies

We have an equity investment in Latin Card Strategies LLC, (“Latin Card”). Prior to May 2011, the Company held a 57% ownership in Latin Card. In May 2011, our membership units were reduced to 49%. Effective May 2011, we recorded the investment in Latin Card under the equity method of accounting. As of December 31, 2012, our membership units were reduced to 35%.

We also have an equity investment in Insight Holdings. We recorded the 22.5% investment in Insight Holdings under the equity method of accounting effective November 2011.  Due to product changes which adversely impacted revenue, the value of our investment in Insight Holdings has been impaired by $4.1 million in 2012.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected earnings before interest, depreciation, amortization and income taxes (“EBITDA”). The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a Credit Service Organization (“CSO programs”). For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2012 and 2011, the outstanding amount of active consumer loans was $3.7 million and $-0-, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $0.2 million and $-0- million as of December 31, 2012 and 2011, respectively.

ITEM 7A.        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

To the extent we have excess cash, we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

As of December 31, 2012, we had $437.3 million of indebtedness, none of which is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). In addition, we have access to $47.0 million of lines of credit which are subject to variable interest rates.  As of December 31, 2012 we had no outstanding balance on our lines of credit.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Choice Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Choice Financial Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina

March 29, 2013

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$79,044	$65,635
Finance receivables, net of allowance for loan losses of $8,511 and $5,048	125,637	114,919
Short-term investments, certificates of deposit	1,113	1,110
Card related pre-funding and receivables	8,050	12,910
Other current assets	6,246	5,657
Deferred tax asset, net	5,517	1,766
Total current assets	225,607	201,997
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $603 and $578	3,286	5,532
Leasehold improvements and equipment, net	18,346	19,661
Goodwill	297,122	255,953
Other intangible assets	10,257	3,588
Security deposits	1,728	1,591
Equity method investments	6,491	11,171
Deferred tax asset, net	—	1,475
Deferred debt issuance costs	13,493	14,579
Total assets	$576,330	$515,547
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of related party Florida seller notes	$1,731	$—
Deferred revenue	2,661	2,654
Accrued interest	8,035	7,153
Money orders payable	16,036	18,340
Accounts payable and accrued liabilities	18,602	20,474
Total current liabilities	47,065	48,621
Noncurrent Liabilities
Senior secured notes	420,000	395,000
Related party Florida seller notes	15,599	—
Deferred revenue	7,979	10,612
Stock repurchase obligation	1,288	—
Deferred tax liability, net	186	—
Total liabilities	492,117	454,233
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at December 31, 2012 and 7,982 outstanding shares at December 31, 2011	90	80
Additional paid-in capital	122,963	113,250
Retained deficit	(38,840)	(52,016)
Total stockholders’ equity	84,213	61,314
Total liabilities and stockholders’ equity	$576,330	$515,547

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Revenues:
Finance receivable fees	$257,880	$196,153	$146,059
Check cashing fees	78,937	72,800	55,930
Card fees	12,987	19,914	10,731
Other	23,196	18,067	11,560
Total revenues	373,000	306,934	224,280

Operating expenses:
Salaries and benefits	63,403	57,411	38,759
Provision for loan losses	93,481	65,351	40,316
Occupancy	24,738	21,216	14,813
Depreciation and amortization	6,268	5,907	5,318
Other	50,421	35,515	27,994
Total operating expenses	238,311	185,400	127,200
Operating gross profit	134,689	121,534	97,080

Corporate and other expenses (income)
Corporate expenses	52,001	44,742	33,940
Registration expenses	2,774	—	—
Bond registration expenses	851	—	—
Transaction expenses	1,239	9,351	237
Depreciation and amortization	6,277	2,332	1,222
Interest expense, net	47,480	34,334	8,501
Loss on equity method investments	325	415	—
Impairment of equity method investment	4,097	—	—
Nonoperating income, related party management fees	(39)	(46)	(46)
Total corporate and other expenses (income)	115,005	91,128	43,854
Income before income taxes	19,684	30,406	53,226

Provision for income taxes	6,508	13,553	19,801
Income from continuing operations	13,176	16,853	33,425

Discontinued operations (net of benefit of income tax of $0, $0, and $1,346)	—	—	(2,196)

Net income	13,176	16,853	31,229

Net loss attributable to non-controlling interests	—	(120)	(252)
Net income attributable to controlling interests	$13,176	$16,973	$31,481

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

			Additional	Retained
	Common Stock		Paid-In	Earnings	Non-Controlling
	Shares	Amount	Capital	(Deficit)	Interest	Total
Balance, December 31, 2009	6,139,536	$61	$57,634	$20,096	—	$77,791
Stock-based compensation expense	—	—	338	—	—	338
Non-controlling interests conversion elimination	—	—	—	—	433	433
Net income (loss)	—	—	—	31,481	(252)	31,229
Balance, December 31, 2010	6,139,536	61	57,972	51,577	181	109,791
Stock-based compensation expense	—	—	105	—	—	105
Issuance of common stock for merger	1,842,000	19	55,173	—	—	55,192
Non-controlling interests conversion elimination	—	—	—	—	(61)	(61)
Dividend distribution	—	—	—	(120,566)	—	(120,566)
Net income (loss)	—	—	—	16,973	(120)	16,853
Balance, December 31, 2011	7,981,536	80	113,250	(52,016)	—	61,314
Stock-based compensation expense	—	—	623	—	—	623
Issuance of common stock	1,000,000	10	9,090	—	—	9,100
Net income	—	—	—	13,176	—	13,176
Balance, December 31, 2012	8,981,536	$90	$122,963	$(38,840)	$—	$84,213

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$13,176	$16,853	$31,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93,481	65,351	40,316
Impairment of equity method investment	4,097	—	—
Loss on disposal of assets	545	34	—
Loss on equity method investments	325	415	—
Depreciation	7,831	6,956	6,206
Amortization of note discount and deferred debt issuance costs	2,293	2,598	882
Amortization of intangibles	4,714	1,283	577
Deferred income taxes	(601)	4,732	7,680
Change in fair value of stock repurchase obligation	22	—	—
Stock-based compensation	623	105	338
Changes in assets and liabilities:
Deferred loan origination costs	(82)	(120)	(6)
Prepaid money orders	—	8,030	5,523
Card related pre-funding and receivables	4,860	(1,816)	(10,434)
Other assets	(474)	(1,378)	872
Deferred revenue	(2,626)	7,654	(619)
Accrued interest	882	6,814	228
Money orders payable	(2,304)	14,291	(4,059)
Accounts payable and accrued expenses	(3,371)	(979)	3,636
Net cash provided by operating activities	123,391	130,823	82,369
Cash flows from investing activities
Net receivables originated	(94,015)	(88,773)	(51,617)
Net acquired assets, net of cash	(33,665)	3,027	(3,381)
Sale (purchase) of short-term investments	(3)	704	1,736
Purchase of equity investments	—	(3,750)	—
Purchase of equity investments from related party	—	(7,500)	—
Equity investment capital contribution	(450)	—	—
Purchase of leasehold improvements and equipment	(5,749)	(4,261)	(1,688)
Net cash used in investing activities	(133,882)	(100,553)	(54,950)
Cash flows from financing activities
Proceeds from notes payable	25,000	395,000	—
Debt issuance costs	(1,100)	(15,992)	—
Net payments of long-term debt	—	(262,857)	(11,031)
Dividend distribution	—	(120,566)	—
Net payment on lines of credit	—	—	(5,000)
Contributions for non-controlling interest	—	—	433
Net cash provided by (used in) financing activities	23,900	(4,415)	(15,598)
Net increase in cash and cash equivalents	13,409	25,855	11,821
Cash and cash equivalents:
Beginning	65,635	39,780	27,959
Ending	$79,044	$65,635	$39,780

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$44,310	$24,913	$7,340
Income taxes, net of refunds	$10,299	$3,770	$14,366

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisitions (Note 14):
Purchase price	$62,772	$74,917	$15,900

Fair value of finance receivables acquired	$7,856	$15,572	$3,995
Fair value of cash acquired	1,518	22,892	12,602
Fair value of other current assets acquired	251	1,510	122
Fair value of other tangible assets acquired, principally property and equipment	1,316	7,235	1,144
Fair value of liabilities assumed	(2,274)	(92,754)	(15,013)
Fair value of other intangible assets acquired, principally non-compete	10,672	3,344	1,737
Cost in excess of net assets acquired	43,433	117,249	11,396
	62,772	75,048	15,983
Less cash acquired	(1,518)	(22,892)	(12,602)
Fair value of stock repurchase obligation issued for acquired assets	(1,266)	—	—
Fair value of related party Florida seller notes issued for acquired assets	(17,223)	—	—
Fair value of common stock issued for acquired assets	(9,100)	(55,192)	—
	$33,665	$(3,036)	$3,381

See Notes to Consolidated Financial Statements

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of Checksmart Financial Holdings Inc. (together with its consolidated subsidiaries, “Checksmart”) to be the holding company of Checksmart Financial Holdings Corp. and to acquire the ownership interests of CCCS Corporate Holdings, Inc. (together with its consolidated subsidiaries, “CCCS”) through a merger. The contribution of equity from Checksmart to CCFI is considered to be a merger of entities under common control and as result does not change the basis in accounting. CCFI acquired CCCS through a merger on April 29, 2011 and the acquisition of CCCS has been treated as a business combination. Prior to the date of the acquisition of CCCS, the financial statements included only Checksmart Financial Holdings Inc. together with its consolidated subsidiaries. As of December 31, 2012, the Company owned and operated 491 stores in 14 states and had an internet presence in 19 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, title loans, medium term loans and other services that address the specific needs of our individual customers.

A summary of the Company’s significant accounting policies follows:

Common stock split:   On April 30, 2012, the Company’s board of directors and stockholders approved proposals to amend and restate the Company’s certificate of incorporation to provide that the authorized capital stock will consist of 300,000 shares of common stock at $0.01 par value per share and also to effect a six-for-one stock split of all the outstanding shares of common stock.  Accordingly, all common share amounts for all years presented in these consolidated financial statements and notes thereto have been adjusted as if the stock split had occurred on January 1, 2010, the earliest date presented.

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications: Certain amounts reported in the 2011 and 2010 consolidated financial statements have been reclassified to conform to classifications presented in the 2012 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of equity method investments, the valuation of stock repurchase obligation, the value of stock based compensation and the valuation of deferred tax assets and liabilities.

Business Segment:  FASB Accounting Standards Codification (“ASC”) Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company’s acquisition of Direct Financial Solutions, LLC (“DFS”), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

As a result of the Company’s charge-off policies, accounts are charged-off between 1 and 90 days past due rather than being placed in nonaccrual status.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

Finance receivables:  Finance receivables consist of three categories of receivables: short term consumer loans, medium-term loans, and title loans.

Short term consumer loan products typically range in size from $.1 to $1, and are evidenced by a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer’s personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20% per $.1 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer’s ability to repay the loans.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended from an average of approximately 17 days to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,578 of the $144,026 of total receivables at December 31, 2012 and $1,398 of the $131,304 of total receivables at December 31, 2011.

Medium term loans typically range from $.1 to $2.5 and are evidenced by a promissory note with a maturity between 112 days and 24 months. These loans vary in their structure between the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances, the Company also purchases loan participations in a third party lender’s loan portfolio which are classified as medium-term finance receivables. For unsecured loans, the risk of repayment primarily relates to the customer’s ability to repay the loans.

Title loan products typically range in size from $.75 to $2.5, and are evidenced by a promissory note with a maturity between 30 days and 24 months. The loan is typically secured with a lien on the customer’s vehicle title. The risk characteristics of secured loans primarily depend on the markets in which the Company operates and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay its loans and the value of the collateral underlying the loan should the borrower default on its payments.

Short-term investments, certificates of deposit: Short-term investments consist of certificates of deposit with original maturities of more than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders.  The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience, contractual delinquency of certain medium-term loans, overall portfolio quality, current economic conditions that may affect the borrower’s ability to pay and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

For short term consumer loans, our policy is to charge off accounts when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as uncollected, all accrued fees and outstanding principal are charged-off as uncollectible.

For medium term loans which have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are 60 days past due on a contractual basis. For medium term loans which have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are 90 days past due on a contractual basis.

For title loans which are 30 days in duration, the Company’s policy requires that balances be charged off when accounts are 30 days past due on a contractual basis. For title loans which have terms ranging from 60 days to 1 year, the Company’s policy dictates that balances be charged off when accounts are 60 days past due on a contractual basis. For title loans which have terms of greater than 1 year, the Company’s policy requires that balances be charged off when accounts are 90 days past due on a contractual basis.

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

During 2011, the Company introduced additional medium-term loan products which resulted in a higher proportion of medium-term products in the Company’s overall loan portfolio. Effective December 31, 2011, the Company modified its charge-off policies to align the policy with the contractual term of certain title loans and medium-term consumer loans. Prior to this date, all loans were charged-off when the loan became contractually past due. Based on additional information and analysis of current customer payment trends, management determined that the likelihood of receiving payment from a customer greatly diminishes when no payment has been received for 30 days on loans with a term of 30 days, 60 days on loans with a term of 60 days to 12 months, and 90 days for loans with terms greater than 12 months. Loans may be charged off earlier than the Company’s policy based upon management’s review of information for each delinquent or impaired loan. Loan participations are charged off after they become 30 days past due on a contractual basis.

Card related pre-funding and receivables: The Company acts as an agent for an entity marketing prepaid debit cards. Pursuant to the Company’s agreement, the Company is required to pre-fund certain card activity. The Company is also the beneficiary of certain receivables resulting from its card sales which relate to the commissions earned from this entity payable according to negotiated terms.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Leasehold improvements and equipment: Leasehold improvements and equipment are carried at cost. Depreciation is provided principally by straight-line methods over the estimated useful lives of the assets or the lease term, whichever is shorter.

The useful lives of leasehold improvements and equipment by class are as follows:

Years
Furniture and fixtures	5
Leasehold improvements	3 - 15
Equipment	5 - 7
Vehicles	5

Deferred loan origination costs: Direct costs incurred for the origination of loans, which consist mainly of employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are paid in full.

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

The Company’s other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over 5 years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida (“Florida Acquisition”) are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $4,008, $1,283, and $399 respectively

Equity Method Investments:  Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

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

In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings reflecting a reduction in expected financial performance as a result of changes to Insight Holdings’ product offerings.

Deferred debt issuance costs: Deferred debt issuance costs are amortized on the interest method of accounting over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of income.

Deferred revenue: The Company’s deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company’s branches. The deferred revenue is recognized over the contract period on a straight-line basis.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Deferred rent: The Company leases premises under agreements which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the Company has a liability of $848 and $678, respectively, related to deferred rent expense.

Advertising costs: Costs incurred for producing and communicating advertising, acquiring customer leads and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising expense was $7,277, $4,013 and $3,961 for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating expenses: The direct costs incurred in operating the Company’s operations have been classified as operating expenses. Operating expenses include salaries and benefits of operations employees, internet operations, loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs.  District and regional managers’ salaries are included in corporate expenses.

Preopening costs: New store preopening costs are expensed when incurred.

Impairment of long-lived assets:  The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate.

Income taxes:  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents current tax obligations and the change in deferred tax assets and liabilities.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties on income taxes are charged to income tax expense.

Transaction Expenses:  Transaction expenses consist of costs directly associated with acquisitions, which are primarily bonus earnings, transaction advisory fees paid to the majority shareholder, and professional services, which are included in corporate and other expenses to determine income before income taxes and discontinued operations on the consolidated statements of income.

Registration Expenses:     Prior to May 2012, the Company had deferred legal and other transaction expenses related to a planned initial public offering (“IPO”) with the expectation that such expenses would be accounted for as a reduction of capital paid in excess of par. In May, 2012, the Company decided not to pursue the IPO due to market conditions. At that time, deferred expenses totaling $2,774 were expensed during the year ended December 31, 2012 and appear as “Registration expenses” on the consolidated statements of income.

Bond Registration Expenses:  Bond registration expenses represent the cost of registering our senior secured notes with the Securities and Exchange Commission.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Although states provide the primary regulatory framework under which the Company offers payday cash advance services and consumer loans, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”) and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices.

At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau “CFPB” which has authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. On January 4, 2012, President Obama appointed Richard Cordray as Director of the Consumer Financial Protection Bureau. With this appointment, the CFPB now has the power and authority to oversee non-bank financial institutions as was provided for in the Dodd-Frank Act.

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

•                  Level 3—Unobservable inputs for assets and liabilities reflecting the reporting entity’s own assumptions.

The Company follows the provisions of the ASC 820-10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, and short-term investments.  For all such instruments, other than the senior secured notes, notes payable, and stock repurchase obligation at December 31, 2012 and December 31, 2011, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates.

The fair value of our 10.75% senior secured notes due 2019 (the “2019 notes”) and our 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the notes at the end of that reporting period.

The fair value of related party Florida seller notes payable was $17,330 at December 31, 2012 was determined based on applicable market yields of similar debt.

The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

	December 31, 2012
	Carrying
	Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$79,044	$79,044	1
Total finance receivables	128,923	128,923	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	1
Notes payable	17,330	17,330	2
Stock repurchase obligation	1,288	1,288	3

	December 31, 2011
	Carrying
	Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$65,635	$65,635	1
Total finance receivables	120,451	120,451	3
Short-term investments, certificates of deposit	1,110	1,110	2
Financial liabilities:
10.75% Senior secured notes	395,000	389,075	1

Recent Accounting Pronouncements:  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB Issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires the components of net income and other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Subtopic 350-30. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22” (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and was effective upon issuance. The adoption of ASU 2012-03 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2012) through the issuance date of March 29, 2013 as disclosed in Note 24.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Short-term consumer loans	$102,913	$91,460
Medium-term loans	14,855	19,044
Title loans	26,258	20,800
Gross receivables	144,026	131,304
Unearned advance fees, net of deferred loan origination costs	(5,989)	(5,227)
Total finance receivables before allowance for loan losses	138,037	126,077
Allowance for loan losses	(9,114)	(5,626)
Total finance receivables, net	$128,923	$120,451

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

Changes in the allowance for the loan losses by product type for the year ended December 31, 2012 are as follows:

						Total Finance	Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2012	Provision	Charge-Offs	Recoveries	12/31/2012	12/31/2012	of receivable
Short-term consumer loans	$2,504	$53,149	$(127,303)	$75,994	$4,344	$102,913	4.22%
Medium-term loans	2,018	13,319	(15,147)	2,887	3,077	14,855	20.71%
Title loans	1,104	8,996	(21,895)	13,488	1,693	26,258	6.45%
	$5,626	$75,464	$(164,345)	$92,369	$9,114	$144,026	6.33%

The provision for loan losses for the year ended December 31, 2012 also includes card losses of $84, losses on tax loans of $296, and losses from returned items from check cashing of $5,895.

Changes in the allowance for the loan losses by product type for the year ended December 31, 2011 are as follows:

						Total Finance	Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2011	Provision	Charge-Offs	Recoveries	12/31/2011	12/31/2011	of receivable
Short-term consumer loans	$1,746	$40,636	$(145,923)	$106,045	$2,504	$91,460	2.74%
Medium-term loans	987	11,470	(13,563)	3,124	2,018	19,044	10.60%
Title loans	624	5,463	(8,485)	3,502	1,104	20,800	5.31%
	$3,357	$57,569	$(167,971)	$112,671	$5,626	$131,304	4.28%

The provision for loan losses for the year ended December 31, 2011 also includes card losses of $208, losses on tax loans of $432, and losses from returned items from check cashing of $5,085.

Changes in the allowance for the loan losses for the year ended December 31, 2010 are as follows:

						Total Finance	Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2010	Provision	Charge-Offs	Recoveries	12/31/2010	12/31/2010	of receivable
Short-term consumer loans	$3,240	$27,560	$(84,279)	$55,225	$1,746	$67,897	2.57%
Medium-term loans	1,683	5,267	(8,318)	2,355	987	8,423	11.72%
Title loans	483	3,497	(25,062)	21,706	624	11,855	5.26%
	$5,406	$36,324	$(117,659)	$79,286	$3,357	$88,175	3.81%

The provision for losses for the year ended December 31, 2010 also includes card losses of $193, and losses from returned items from check cashing of $3,034.

Changes in the accrual for third-party lender losses for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Balance, beginning of period	$157	$110	$150
Provision for loan losses	11,742	2,057	765
Charge-offs, net	(11,507)	(2,010)	(805)
Balance, end of period	$392	$157	$110

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $6,503 and $3,549 at December 31, 2012 and 2011, respectively.

Through our DFS Acquisition, the Company acquired a subsidiary that acts as a Credit Service Organization.

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

The aging of receivables at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
Current total finance receivables	$138,451	96.1%	$126,814	96.6%
Past due total finance receivables (1 - 30 days)
Medium-term loans	1,597	1.1%	1,481	1.1%
Title loans	2,268	1.6%	2,190	1.7%
Total past due total finance receivables (1 - 30 days)	3,865	2.7%	3,671	2.8%
Past due total finance receivables (31 - 60 days)
Medium-term loans	996	0.7%	289	0.2%
Title loans	450	0.3%	395	0.3%
Total past due total finance receivables (31 - 60 days)	1,446	1.0%	684	0.5%
Past due total finance receivables (61 - 90 days)
Medium-term loans	167	0.1%	52	0.0%
Title loans	97	0.1%	83	0.1%
Total past due total finance receivables (61 - 90 days)	264	0.2%	135	0.1%
Total delinquent	5,575	3.9%	4,490	3.4%
	$144,026	100.0%	$131,304	100.0%

Note 3. Related Party Transactions and Balances

On May 1, 2006, the Company entered into an Advisory Services and Monitoring Agreement with an affiliate of the majority stockholder. A quarterly fee is paid in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. This agreement was amended on April 27, 2011.Total fees paid pursuant to this agreement for the years ended December 31, 2012, 2011, and 2010 was $1,406, $1,381, and $1,184, respectively. In addition, certain advisory fees were paid in conjunction with acquisition transactions. The Company paid $3,994 in transaction advisory fees to the majority shareholder during the year ended December 31, 2011 of which $1,600 was capitalized in deferred debt issuance costs. This agreement was amended to include the former majority shareholder of CCCS when the merger occurred.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

The Company had a management agreement with a related party in which the Company received management fee revenue on a monthly basis for providing certain accounting functions to these parties. Management fee revenue from related parties for the years ended December 31, 2012, 2011, and 2010 was $39, $46, and $46, respectively. The Company’s payroll department provides payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012.

The Company’s senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the years ended December 31, 2012, 2011, and 2010 was $74, $93, and $94, respectively, and are included with corporate expenses on the consolidated statements of income.

Certain branches of the Company are owned by related parties and leased from the related party. The corporate office was sold to a non-related party on July 29, 2012.  Rent paid to the related parties was $1,567, $1,801, and $1,810 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included with operating expenses on the consolidated statements of income.

Members of management had a non-controlling, minority interest in a card program managing company until November 2011 when the Company purchased a 22.5% interest in Insight Holdings. The interest was purchased from the owners of Insight Holdings, two of which are management of the Company. The total purchase price of the 22.5% was $11,250, of which $7,500 was purchased directly from the members of management of the Company. As of December 31, 2012 and 2011, the Company, as an agent for the card program managing company had made net prepayments of $8,050 and $12,910, respectively, to the card program managing company for various items related to a product offering of the Company. These prepayments are included as card related pre-funding and receivables on the balance sheet. The Company agreed to make available to Insight Holdings a revolving credit facility of $3,000, which as of December 31, 2012 had not been made available to use.

On December 31, 2008 the Company entered into a $5,000 line of credit with a related party. The interest associated with the line of credit was 20% and matured in February 2011. Interest expense and unused line fees recognized on this borrowing totaled $-0-, $25, and $255 for the years ended December 31, 2012, 2011, and 2010, respectively.

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida acquisition, and recipients of the notes, now being shareholders of the Company. See description of Florida acquisition in the Business Combination Note.

Note 4. Leasehold Improvements and Equipment

At December 31, 2012 and 2011, leasehold improvements and equipment consisted of the following:

	2012	2011

Furniture & fixtures	$19,714	$18,839
Leasehold improvements	34,243	30,681
Equipment	9,964	7,887
Vehicles	770	607
Assets acquired not yet placed in service	—	438
	64,691	58,452
Less accumulated depreciation	(46,345)	(38,791)
	$18,346	$19,661

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2012 and 2011:

	December 31	December 31,
	2012	2011
Goodwill	$297,122	$255,953
Other intangible assets:
Non-compete agreements	$941	$1,260
Trade names	3,400	2,102
Customer lists	4,559	226
Internally developed software	1,357	—
	$10,257	$3,588

The carrying amounts of goodwill by reportable segment at December 31, 2012 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$337,124	$13,261	$350,385
Accumulated impairment losses	(53,263)	—	(53,263)
	$283,861	$13,261	$297,122

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2010	$138,963
Acquisition of CCCS Corporate Holdings, Inc and CCCS Corporate Holdings, LLC	101,628
Acquisition of Illinois stores	17,444
Effect of tax benefits	(2,082)
Balance at December 31, 2011	$255,953
Acquisition of Direct Financial Solutions	13,261
Acquisition of Check Cashing USA stores	30,172
Effect of tax benefits	(2,264)
Balance at December 31, 2012	$297,122

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets are summarized as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$2,894	$(1,953)	$941	$2,506	$(1,246)	$1,260
Trade names	7,054	(3,654)	3,400	5,056	(2,954)	2,102
Customer lists	7,079	(2,520)	4,559	727	(501)	226
Internally developed software	1,939	(582)	1,357	—	—	—
Total	$18,966	$(8,709)	$10,257	$8,289	$(4,701)	$3,588

The Company conducted its annual test for impairment of goodwill as of December 31, 2012 for both retail financial and internet services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported in these financial statements was approximately $31,237 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the year ended December 31, 2012, 2011, and 2010 was $ 2,264, $ 2,082, and $ 2,082, respectively. The effect of the tax benefits for each subsequent year is expected to be $ 2,264 and will result in future reductions to the carrying amount of goodwill.

The amount of book goodwill at the acquisition date of CCCS exceeded the amount of tax goodwill by approximately $46,907. Differences arising for tax deductible goodwill will result in recognition of deferred tax liabilities.

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2013	$4,957
2014	3,050
2015	1,110
2016	483
2017	286
Thereafter	371
$10,257

Intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was $4,008, $1,283 and $399, respectively.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Pledged Assets and Debt

Senior secured notes payable and credit lines at December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2014, collateralized by all of Insight Capital, LLC’s assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, collateralized by all Company assets	—	—
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with with principal due April 2019	395,000	395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with with principal due May 2020	25,000	—
	420,000	395,000
Less current maturities	—	—
Long-term portion	$420,000	$395,000

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2012, we were in compliance with these covenants.

The 4-year, $40,000 revolving credit facility, at the Company’s option, bears interest at either (a) LIBOR plus a margin of 5%or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The Company selected the alternate base rate option for advances under this credit facility during 2011 and 2012.

The 3-month LIBOR rate at December 31, 2012 and 2011 was 0.31% and 0.53%, respectively, and the prime rate was 3.25% at December 31, 2012 and 2011.

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $107 for the year ended December 31, 2012.

The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The indenture governing our non-guarantor secured term related party Florida seller notes due 2016 contains covenants that limit the ability of our non-guarantor subsidiaries to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants will be evaluated quarterly beginning on December 31, 2012. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Pledged Assets and Debt (Continued)

A forbearance agreement was signed on September 28, 2012 for the related party Florida seller $1,500 note in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower’s failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Non-guarantor related party Florida seller notes payable at December 31, 2012 consisted of the following:

December 31,
2012
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,500
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	8,645
$1,500 non-guarantor term note, secured, 0%, quarterly principal and interest payments, August 2016	1,185
17,330
Less current maturities	1,731
Long-term portion	$15,599

Note 7. Agency Agreements

On June 14, 2007, the Company entered into an agency agreement with Western Union whereby the Company facilitates wire transfers and money orders via Western Union’s network. The initial term of this agreement was a period of 5 years. Under this agreement, the Company receives a commission for each transfer conducted. During the years ended December 31, 2012, 2011 and 2010, the total amount of commissions earned related to the agreement totaled $4,617, $3,823 and $817, respectively, and are included as “Other Income” on the consolidated statement of income.

Under the Western Union Agreement, the Company received approximately $3,500 in upfront bonuses at the inception of the agreement related to expected future business volumes. During the years ended December 31, 2012, 2011 and 2010, the total amount of revenue recognized related to bonuses under the Western Union Agreement was $-0-, $1,398 and $714, respectively, and are included as “Other Income” on the consolidated statement of income.

A new agency agreement with Western Union was signed effective January 1, 2012 which superseded the existing agreement. The Company received a $13,200 bonus offset by the remaining unamortized deferred revenue on the prior contract as of December 31, 2011. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement.

Revenue associated with the new contract was $2,656 in 2012 and deferred revenue for the contract as of December 31, 2012 and 2011 was $10,560 and $13,200, respectively, and are included as “Deferred revenue” on the consolidated balance sheet. Total deferred revenue for all contracts as of December 31, 2012 and 2011 was $10,640 and $13,266, respectively, and are included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with an entity which is a prepaid debit card program manager during 2009. During the years ended December 31, 2012, 2011 and 2010, the total amount of fees earned related to the agreement totaled $14,261, $19,427 and $9,853, respectively, and are included as “Other Income” on the consolidated statement of income. At December 31, 2012 and 2011 the Company had $8,050 and $12,910, respectively in card related pre-funding and receivables on its balance sheet associated with this agreement.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts payable	$2,461	$808
Accrued payroll and benefits	3,513	4,175
Compensated absences	1,310	1,042
Wire transfers payable	4,816	3,848
Accrual for third-party losses	392	157
Income taxes payable	129	1,908
Other	5,981	8,536
	$18,602	$20,474

Note 9. Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2012, is due as follows:

December 31,	Amount
2013	$20,344
2014	16,057
2015	11,002
2016	7,369
2017	2,923
Thereafter	2,241
Total minimum lease payments	$59,936

Rental expense totaled $25,585, $22,281 and $15,624 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2012, 2011 and 2010, the bonus expense related to these agreements totaled $1,575, $1,521 and $1,650, respectively. The Company also paid bonuses to certain employees totaling $4,400 during the year ended December 31, 2011 related to the California acquisition.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Concentrations of Credit Risks

The Company’s portfolio of total finance receivables is with customers living in twenty-eight states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$14,024	9.7%	$11,865	9.0%
Arizona	13,391	9.3	13,226	10.1
California	27,291	19.0	28,404	21.6
Florida	7,557	5.3	2,027	1.5
Idaho	1,499	1.0	—	—
Illinois	2,906	2.0	2,707	2.1
Indiana	5,465	3.8	5,149	3.9
Kansas	2,056	1.4	1,789	1.4
Kentucky	3,042	2.1	3,019	2.3
Michigan	3,942	2.7	3,395	2.6
Missouri	2,675	1.9	1,867	1.4
Ohio	43,560	30.2	43,434	33.1
Oregon	1,047	0.7	1,029	0.8
Utah	3,708	2.6	4,204	3.2
Virginia	10,494	7.3	9,189	7.0
Other DFS states	1,369	1.0	—	—
Total	$144,026	100.0%	$131,304	100.0%

The other DFS states are: Alaska, Delaware, Hawaii, Louisiana, Minnesota, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Washington, Wisconsin, and Wyoming.

Note 12. Contingencies

From time-to-time the Company is a defendant in various lawsuits and administrative proceedings wherein certain amounts are claimed or violations of law or regulations are asserted. In the opinion of the Company’s management, these claims are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company’s financial statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,305, $1,064 and $710 for the years ended December 31, 2012, 2011 and 2010, respectively.

The plan also provides a profit sharing component where the Company can make a discretionary contribution to the plan, which is allocated based on the compensation of eligible employees. No discretionary contributions were made for 2012, 2011 or 2010.

Note 14. Business Combinations

Retail Financial Services

On July 31, 2012, the Company, through a newly formed non-guarantor subsidiary, acquired 54 stores in Florida in an asset purchase. The non-guarantor subsidiary paid $12,798 in cash consideration, issued three related party Florida seller notes with an aggregate face value of $18,500 and a fair value of $17,223, issued 1 million shares of common stock in the Company with a fair value of $9,100, and entered into a stock repurchase agreement with a fair value of $1,266 related to the 1 million shares of common stock.  These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company.

The first note is for $9,000, bears interest at 10% and is due in August 2016. The second note is for $8,000, bears interest at 10% and is due upon the completion of an IPO or August 2016, whichever occurs first. The third note is for $1,500, bears no stated interest and is due August 2016. The fair value of these related party Florida seller notes was determined to be $17,223 using a discounted cash flow methodology and an estimated market interest rate of 12.75%. The fair value of the 1 million shares of common stock issued to the sellers was determined utilizing both a discounted cash flow and guideline company valuation methodologies. A forbearance agreement was signed on September 28, 2012 for the related party Florida seller $1,500 note in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower’s failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Business Combinations (Continued)

The following table summarizes the fair value of assets acquired at the date of acquisition.

Cash Paid	$12,798
Related party Florida seller notes	17,223
Shares issued	9,100
Stock repurchase obligation	1,266
Fair value of total consideration transferred	$40,387

Acquisition-related costs	$590

Recognized amounts of identifiable assets acquired
Finance receivables	$4,198
Leasehold improvements and equipment	1,172
Identifiable intangible assets	4,845
Total identifiable net assets	10,215
Goodwill	30,172
$40,387

The amounts of revenue and operating loss of the Florida Acquisition included in the consolidated statement of operations from the acquisition date to the year ending December 31, 2012, were $1,367 and $(3,501).

In April 2011, Community Choice Financial Inc., a newly formed holding company and CheckSmart Financial Holdings Corp., together with CCCS Corporate Holdings, Inc. and CCCS Holdings, LLC entities located in the western United States and certain other parties executed an Agreement and Plan of Merger pursuant to which CCFI acquired all outstanding shares of both CheckSmart Financial Holdings Corp. and CCCS. The combination was structured as a stock-for-stock transaction, in which the equity holders of CheckSmart and CCCS agreed to contribute the equity of the separate companies to CCFI in exchange for shares of the combined company. As a result of the transaction, the former equity holders of CheckSmart Financial Holdings Corp. and CCCS own approximately 77% and 23% of CCFI, respectively.

In connection with the CCCS transaction, Community Choice Financial Inc. issued $395,000 10.75% senior secured notes due 2019. The notes have an interest rate of 10.75% payable semi-annually and will mature on May 1, 2019. The proceeds were used to refinance existing debt, pay fees and expenses, and to finance a dividend to shareholders and bonuses to management. The dividend included $120,566 paid to its shareholders and the amount of management bonuses was $4,400.

In April 2011, the Company also entered into a 4-year, $40,000 revolving credit facility concurrent with the notes offering. The revolving credit facility, at the Company’s option, bears interest at either (a) LIBOR plus a margin of 5% or (b) and alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% of 1-month LIBOR plus 1%) plus a margin of 4% and will mature on April 29, 2015. The revolving credit facility also has a commitment fee on the unused portion of the facility of 0.75%.

Also concurrent with the notes offering, Insight Capital, LLC, a Company subsidiary, entered into a $7,000 revolving credit facility. The facility expires July 31, 2014 and is collateralized by all of Insight Capital’s assets. The interest rate is prime plus 1%.

Transaction expenses incurred include both direct and indirect costs associated with merger and acquisition costs.

All assets of the Company’s guarantor subsidiaries are pledged as collateral on the senior secured notes and primary revolving credit facility. The agreements contain various restrictions, including maintaining certain financial ratios and certain other restrictions.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Business Combinations (Continued)

The fair value of the 1,842,000 shares issued as consideration paid for CCCS was determined based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of estimated future cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the Company’s best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data to arrive at an indication of fair value.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the California acquisition.

Fair value of total consideration transferred	$55,192
Acquisition-related costs	$3,530
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$22,892
Finance receivables	13,660
Prepaid expenses and other assets	1,480
Leasehold improvements and equipment	7,161
Identifiable intangible assets	2,948
Note payable	(73,923)
Other liabilities	(20,654)
Total identifiable net assets	(46,436)
Goodwill	101,628
$55,192

The amounts of revenue and operating profit of the California acquisition included in the consolidated statement of operations from the acquisition date to the year ending December 31, 2011, were $53,363 and $24,747.

On March 21, 2011, the Company acquired ten loan stores in Illinois in an asset purchase. The purchase price was $19,725 in cash consideration. The purchase price was negotiated based upon a multiple of prior financial results and perceived opportunities. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair value of assets acquired at the date of acquisition.

Fair value of total consideration transferred, cash	$19,725
Acquisition-related costs	$85
Recognized amounts of identifiable assets acquired
Finance receivables	$1,912
Security deposits and other current assets	30
Leasehold improvements and equipment	74
Identifiable intangible assets	265
Total identifiable net assets	2,281
Goodwill	17,444
$19,725

The amounts of revenue and operating profit of the Illinois acquisition included in the consolidated statement of operations from the acquisition date to the year ending December 31, 2011, were $5,108 and $809.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Business Combinations (Continued)

The unaudited pro forma revenue and earnings for the years ended December 31, 2011 and 2010 presented below is based upon combined financial statements of the California and Illinois acquisitions above and does not reflect any operating efficiencies or cost savings from the integration of these assets into our business. Pro forma adjustments have been made as if the acquisitions had occurred as of January 1, 2010.  The DFS and Florida Acquisitions during 2012 were not material to the overall results of the Company.

	2011	2010

Total revenue	$332,727	$310,357

Net income from continuing operations	$4,260	$28,074

Internet Financial Services

On April 1, 2012, the Company acquired the equity interests, in the form of both membership units and stock of Direct Financial Solutions, LLC and its subsidiaries (“DFS”), as well as two other affiliated entities, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited and DFS Direct Financial Solutions of Canada, Inc. and a related company, Reliant Software, Inc. The purchase price for the business was $22,385. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair value of assets acquired at the date of acquisition.

Fair value of total consideration transferred, cash	$22,385

Acquisition-related costs	$520

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,518
Finance receivables	3,658
Security deposits and other current assets	251
Leasehold improvements and equipment	144
Identifiable intangible assets	5,827
Other liabilities	(2,274)
Total identifiable net assets	9,124
Goodwill	13,261
$22,385

The amounts of revenue and operating loss of the DFS acquisition included in the consolidated statement of operations from the acquisition date to the year ending December 31, 2012, were $25,119 and $(1,326).

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. CCFI amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2012.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date fair value estimated.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event, condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2012, there were a total of 1,333,518 additional shares available for grant under the Plan.

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

On February 14, 2012, the Company authorized an increase to the maximum number of awards available under the 2011 Management Equity Incentive Plan to 2,941,746. The Company also issued 334,020 options with a per share exercise price of $19.95 and 35,130 restricted stock units. The options vest ratably over a three year period or become fully vested in the event of a change in control as defined in the award agreement. The restricted stock units vest after three years. These options were re-priced on August 13, 2012 at a per share exercise price of $10.00.

The following weighted average assumptions were used by the Company for awards granted during the year ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Risk-free interest rate	0.63% - 0.85%	0.17%	0.31%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00% - 55.00%	35.00%	41.90%
Expected term (years)	5.00	0.75	1.25
Weighted average fair value of options granted	$4.34	$7.72	$3.02
Weighted average fair value of restricted stock units granted	$13.51	$—	$—
Weighted average fair value of stock appreciation rights granted	$—	$7.41	$—

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation (Continued)

For the years ended December 31, 2012, 2011, and 2010, the Company recorded stock-based compensation costs in the amount of $623, $105, and $388, respectively. As of December 31, 2012, 2011, and 2010, unrecognized stock-based compensation costs to be recognized over future periods approximated $3,864, $3,095, and $3,400, respectively. At December 31, 2012, the remaining unrecognized compensation expense is $1,813 for certain awards that vest solely upon a change in control and $2,051  for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company’s control. The remaining compensation expense of $2,051 is expected to be recognized over a weighted-average period of 2.1 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $-0-, $-0- and $125 for the years ended December 31, 2012, 2011, and 2010, respectively.

Stock option activity for the year ended December 31, 2012 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2011	950,034	$7.14	7.2	N/A
Granted	664,140	15.00	9.1	N/A
Exercised	—	—	—	N/A
Forfeited or expired	334,020	19.95	—	N/A
Outstanding at December 31, 2012	1,280,154	$7.88	7.0	N/A
Exercisable at December 31, 2012	379,788	$7.24	5.3	$600
Vested or expected to vest at December 31, 2012	709,908	$8.52	7.1	$600

Restricted stock unit (RSU) activity for the year ended December 31, 2012 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2011	—	—	—	N/A
Granted	35,130	$13.51	2.1	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at December 31, 2012	35,130	$13.51	2.1	N/A
Exercisable at December 31, 2012	—	$—	—	$—
Vested or expected to vest at December 31, 2012	35,130	$13.51	2.1	$295

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation (Continued)

Stock appreciation rights activity for the year ended December 31, 2012 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2011	292,944	$—	5.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at December 31, 2012	292,944	$—	4.5	N/A
Exercisable at December 31, 2012	201,108	$—	4.2	$155
Vested or expected to vest at December 31, 2012	201,108	$—	4.2	$155

As of December 31, 2012, there are 900,366 un-vested stock options with a Weighted-Average Fair Value at Grant Date of $3.14, 35,130 un-vested restricted stock units with a Weighted-Average Fair Value at Grant Date of $13.51 and 91,836 un-vested stock appreciation rights with a Weighted-Average Fair Value at Grant Date of $5.09.

Other information related to stock option activity for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Total fair value of options vested	$3,190	$5,324	$6,472

Other information related to stock appreciation rights activity for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Total fair value of stock appreciation rights vested	$1,689	$2,819	$2,730

Note 16. Income Taxes

Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2012, 2011 and 2010 exceeds the statutory rate primarily due to certain acquisition costs that are deductible for financial statement reporting purposes but not deductible for tax purposes. The Company had no liability recorded for unrecognized tax benefits at December 31, 2012 and 2011.

On August 1, 2011, the Company was advised that the Internal Revenue Service had completed the examination of the Company’s federal income tax returns for 2008. The income tax assessment was not material to the Company’s consolidated financial statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Income Taxes (Continued)

Net deferred tax assets (liabilities) consist of the following as of December 31, 2012 and 2011:

	2012		2011
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Allowance for Credit Losses	$4,149	$—	$2,218	$—
Goodwill	—	1,502	—	—
Accrued expenses	400	339	309	—
Depreciable assets	—	4,332	—	2,767
Intangible assets	—	1,927	—	979
Stock-based compensation	—	1,316	—	1,014
Deferred revenue	1,065	3,192	496	935
Other	—	787	32	—
Gross deferred tax assets	5,614	13,395	3,055	5,695
Deferred Tax Liabilities:
Goodwill	—	(12,467)	(1,289)	(3,410)
Intangible assets	—	(1,114)	—	(810)
Other	(97)	—	—	—
Gross deferred tax liabilities	(97)	(13,581)	(1,289)	(4,220)
Net deferred tax assets (liabilities)	$5,517	$(186)	$1,766	$1,475

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Income Taxes (Continued)

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current tax expense	$7,109	$8,821	$10,775
Deferred tax expense	(2,865)	2,650	5,598
Benefit applied to reduce goodwill	2,264	2,082	2,082
	$6,508	$13,553	$18,455

Income tax expense (benefit) has been allocated as follows:

	2012	2011	2010
Continuing operations	$6,508	$13,553	$19,801
Discontinued operations	—	—	(1,346)
	$6,508	$13,553	$18,455

The Company’s tax basis goodwill exceeds the amount recorded for financial reporting purposes. The accounting for deferred income taxes prohibits immediate recognition of a deferred tax asset created by tax goodwill in excess of book goodwill. The recognition of the tax benefits are required to be recognized when the excess tax goodwill is amortized and deducted on the Company’s income tax return. This deduction will occur over the next 15 years from the acquisition date. The benefit for that tax deduction is recognized consistent with the initial recognition of an acquired tax benefit, which requires this amount to be applied as a reduction of goodwill. For reporting purposes, the amount of the tax deduction and the tax benefit attributable to the tax deduction is referred to as “the benefit applied to reduce goodwill” and will be recorded as additional income tax expense in these financial statements and will reduce the carrying amount of goodwill. The total amount of tax amortization of goodwill for the original purchase in 2006 amounted to approximately $14,600 in 2012, 2011 and 2010, respectively.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Income Taxes (Continued)

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% to pretax income before extraordinary item for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal tax expense at statutory rate	$6,890	$10,642	$17,389
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	535	721	1,317
Nondeductible expenses and other items	(917)	2,190	(251)
	$6,508	$13,553	$18,455

Community Choice Financial Inc. and Subsidiaries are subject to taxation by the United States and various state jurisdictions. The federal tax return as filed by CheckSmart Financial Holdings Corp for its 2009 tax year and the certain state tax returns for its 2008 year and forward remain open to examination by tax authorities.

Note 17. Business Segment

Prior to April 1, 2012, the Company’s operating business was comprised solely of financial services offered through the Company’s network of retail stores. On April 1, 2012, the Company completed its acquisition of DFS which offers short term consumer loans solely through an internet lending operation. Post-acquisition, DFS began offering an installment loan product which is classified as medium-term. The Company has elected to organize and report on these business units separately as two operating segments: Retail Financial Services and Internet Financial Services.

The following tables present summarized financial information for the Company’s segments:

		As of and for the year ended December 31, 2012
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$549,481		$26,849		$576,330
Goodwill	283,861		13,261		297,122
Other Intangible Assets	6,159		4,098		10,257
Total Revenues	$347,881	100.0%	$25,119	100.0%	$373,000	100.0%
Provision for Loan Losses	75,467	21.7%	18,014	71.7%	93,481	25.1%
Other Operating Expenses	136,399	39.2%	8,431	33.6%	144,830	38.8%
Operating Gross Profit (loss)	136,015	39.1%	(1,326)	-5.3%	134,689	36.1%
Interest Expense, net	47,480	13.6%	—	0.0%	47,480	12.7%
Depreciation and Amortization	$4,477	1.3%	$1,800	7.2%	$6,277	1.7%

The internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore information for the year ended December 31 2011 is not provided.

Note 18. Transactions with Variable Interest Entities

The Company has a debt-buying arrangement with a lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management’s estimation of anticipated purchases based on expected losses in the lender’s portfolio. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for these obligations totaled $231 and $157 as of December 31, 2012 and December 31, 2011, respectively. The Company has determined that the vendor is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2012 or 2011.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 18. Transactions with Variable Interest Entities (continued)

The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. The Company has determined that Insight Holdings is a VIE but that the Company is not the primary beneficiary of this VIE, and therefore, has not consolidated Insight in 2012. The investment in Insight is accounted for under the equity method. The Company made a $450 capital contribution during the year ended December 31, 2012.

DFS conducts business through a wholly owned subsidiary licensed as a Credit Access Business (“CAB”) under Texas law. In connection with operating as a CAB, the Company entered into a limited agency agreement with an unaffiliated third-party lender. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for these obligations totaled $161 as of December 31, 2012.  The Company has determined that the lender is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender.

Note 19. Optional Card Feature

An optional feature available to some customers who sign up for a prepaid debit card through the Company, as Agent for Insight Card Services, is the ability to have a third-party lender unrelated to the customer direct loan proceeds on to the customer’s card. The Company purchases a participation in these loans which is recorded in the finance receivables. The optional card feature was terminated in 2012.

Note 20. Discontinued Operations

In December 2010, the Company decided to discontinue the Buckeye Check Cashing of Florida, LLC (“Commercial”) due to operational performance.  The Company completed the liquidation of Commercial and ceased operations in December 2010.  The liquidation consisted of normal collection practices with any uncollected balances charged-off by December 31, 2010.  No recoveries are anticipated by the Company.

Results from discontinued operations of Commercial for the year ended December 31, 2010 were as follows:

2010
Total Revenue	$568
Operating Expenses:
Provision for Loan Losses	3,471
Selling, general and administrative	571
Total operating expenses	4,042
Corporate expenses	68
Net loss before income taxes	(3,542)
Provision (benefit) for income taxes	(1,346)
Income (loss) from discontinued operations	$(2,196)

Note 21. Equity Method Investments

The Company is accounting for the investment in Insight Holdings, a 22.5% owned affiliate, by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. During the year ended December 31, 2012, the members of Insight Holdings made a $2,000 capital contribution of which the Company contributed $450 based on the 22.5% ownership percentage.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 21. Equity Method Investments (Continued)

Condensed financial information as of December 31, 2012 and 2011 and for the periods January 1 through December 31, 2012 and November 15 through December 31, 2011 is as follows:

	December 31,
	2012	2011
Current assets	$9,321	$11,475
Property & equipment, net	995	1,115
Other assets	1,447	2,017
Total assets	$11,763	$14,607

Current liabilities	$10,562	$14,080
Long term liabilities	250	191
Members’ equity	951	336
Total liabilities and members’ equity	$11,763	$14,607

	January 1, 2012	November 15, 2011
	through	through
	December 31, 2012	December 31, 2011
Revenue	$35,963	$5,551
Cost of goods sold	28,729	4,935
Gross margin	7,234	616
General & administrative expenses	6,833	1,111
Income from operations	401	(495)
Other expense	(1,786)	(210)
Net loss	$(1,385)	$(705)

In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings.

The Company’s share of the loss of Insight Holdings for the year ended December 31, 2012 and 2011 were $312 and $159, respectively.  At December 31, 2012, the carrying value of the Company’s investment in Insight Holdings is $6,488 which is comprised of $1,016 of implied goodwill, net of the impairment, $5,258 of net implied intangible assets and $214 of equity in the net assets of Insight Holdings. At December 31, 2011, the carrying value of the Company’s investment in Insight Holdings is $11,153 which is comprised of $5,113 of implied goodwill, $5,964 of net implied intangible assets and $76 of equity in the net assets of Insight Holdings.

The Company’s share of the loss of Latin Card for the years ended December 31, 2012 and 2011were $13 and $256, respectively. The carrying value of the Company’s investment in Latin Card as of December 31, 2012 and 2011 were $3 and $18, respectively.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 22. Supplemental Guarantor Information

The 2019 notes and the 2020 notes contain various covenants that, subject to certain exceptions defined in the indentures governing the notes (the “Indentures”), limit the Company’s ability to, among other things, engage in certain transactions with affiliates, pay dividends or distributions, redeem or repurchase capital stock, incur or assume liens or additional debt, and consolidate or merge with or into another entity or sell substantially all of its assets. The Company has optional redemption features on the 2019 notes and the 2020 notes prior to their maturity which, depending on the date of the redemption, would require premiums to be paid in addition to all principal and interest due.

The 2019 notes and 2020 notes are guaranteed by all of CCFI’s guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the notes) and any subsequent guarantor subsidiaries that guarantee CCFI’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of CCFI or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.4 million. The Indentures contain certain affirmative and negative covenants applicable to CCFI and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not “Guarantor Subsidiaries” (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI’s ability to pay dividends on, or repurchase, its common stock.

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

Note 23. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2012 and for the year ended December 31, 2012, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. The Company’s entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

Three of our non-guarantor subsidiaries are classified as Restricted Subsidiaries as described in the indentures governing the Company’s 2019 notes and 2020 notes.  The assets, revenues and expenses of such subsidiaries were immaterial for the periods presented.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,093	$7,951	$—	$79,044
Finance receivables, net	—	120,587	5,050	—	125,637
Short-term investments, certificates of deposit	—	1,113	—	—	1,113
Card related pre-funding and receivables	—	8,050	—	—	8,050
Other current assets	—	6,065	181	—	6,246
Deferred tax asset, net	—	5,517	—	—	5,517
Total current assets	—	212,425	13,182	—	225,607
Noncurrent Assets
Investment in Subsidiaries	366,168	25,922	—	(392,090)	—
Finance receivables, net	—	3,286	—	—	3,286
Leasehold improvements and equipment, net	—	16,876	1,470	—	18,346
Goodwill	—	266,950	30,172	—	297,122
Other intangible assets	—	6,557	3,700	—	10,257
Security deposits	—	1,663	65	—	1,728
Equity method investments	—	6,491	—	—	6,491
Deferred debt issuance costs	13,465	28	—	—	13,493
Total assets	$379,633	$540,198	$48,589	$(392,090)	$576,330
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of related party Florida seller notes	$—	—	$1,731	$—	$1,731
Deferred revenue	—	2,661	—	—	2,661
Accrued interest	7,602	—	433	—	8,035
Money orders payable	—	14,941	1,095	—	16,036
Accounts payable and accrued liabilities	—	16,419	2,183	—	18,602
Total current liabilities	7,602	34,021	5,442	—	47,065
Noncurrent Liabilities
Senior secured notes	420,000	—	—	—	420,000
Related party Florida seller notes	—	—	15,599	—	15,599
Deferred Revenue	—	7,979	—	—	7,979
Stock repurchase obligation	—	—	1,288	—	1,288
Deferred tax liability, net	—	186	—	—	186
Total liabilities	427,602	42,186	22,329	—	492,117
Stockholders’ Equity	(47,969)	498,012	26,260	(392,090)	84,213
Total liabilities and stockholders’ equity	$379,633	$540,198	$48,589	$(392,090)	$576,330

See Notes to Consolidated Financial Statements.

 Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Finance receivable fees	$—	$257,863	$17	$257,880
Check cashing fees	—	78,937	—	78,937
Card fees	—	12,813	174	12,987
Other	—	22,136	1,060	23,196
Total revenues	—	371,749	1,251	373,000

Operating expenses:
Salaries and benefits	—	61,111	2,292	63,403
Provision for loan losses	—	93,467	14	93,481
Occupancy	—	23,506	1,232	24,738
Depreciation and amortization	—	6,207	61	6,268
Other	—	48,988	1,433	50,421
Total operating expenses	—	233,279	5,032	238,311
Operating gross profit	—	138,470	(3,781)	134,689

Corporate and other expenses (income):
Corporate expenses	—	51,239	762	52,001
Registration expenses	2,774	—	—	2,774
Bond registration expenses	851	—	—	851
Transaction expenses	—	1,227	12	1,239
Depreciation and amortization	—	5,091	1,186	6,277
Interest expense, net	46,592	72	816	47,480
Loss on equity method investments	—	325	—	325
Impairment of equity method investments	—	4,097	—	4,097
Nonoperating income, related party management fees	—	(39)	—	(39)
Total corporate and other expenses (income)	50,217	62,012	2,776	115,005
Income (loss) before income taxes	(50,217)	76,458	(6,557)	19,684

Provision (benefit) for income taxes	(16,603)	25,279	(2,168)	6,508
Net income (loss)	$(33,614)	$51,179	$(4,389)	$13,176

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$(23,838)	$146,699	$530	$123,391
Cash flows from investing activities
Net receivables originated	—	(93,149)	(866)	(94,015)
Net acquired assets, net of cash	—	(20,802)	(12,863)	(33,665)
Sale (purchase) of short-term investments	—	(3)	—	(3)
Equity investment capital contribution	—	(450)	—	(450)
Purchase of leasehold improvements and equipment	—	(5,350)	(399)	(5,749)
Net cash used in investing activities	—	(119,754)	(14,128)	(133,882)
Cash flows from financing activities
Proceeds from senior notes	25,000	—	—	25,000
Intercompany activities	(84)	(21,465)	21,549	—
Debt issuance costs	(1,078)	(22)	—	(1,100)
Net cash used in financing activities	23,838	(21,487)	21,549	23,900
Net increase in cash and cash equivalents	—	5,458	7,951	13,409
Cash and cash equivalents:
Beginning	—	65,635	—	65,635
Ending	$—	$71,093	$7,951	$79,044

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 24. Subsequent Events

The Company has evaluated its subsequent events (events occurring after December 31, 2012) through the issuance date of March 29, 2013.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. After the initial transition period provided for newly public companies, for as long as we remain an “emerging growth company”, we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of the fiscal year following the fifth anniversary of any initial public offering of our common stock.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2012.

Name	Age	Office and Position
William E. Saunders, Jr.	39	Chief Executive Officer and Director
Kyle Hanson	37	President
Chad Streff	53	Chief Technology Officer, Chief Compliance Officer and Senior Vice President
Michael Durbin	44	Senior Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	50	Senior Vice President, Secretary and General Counsel
H. Eugene Lockhart	63	Chairman of the Board of Directors
Andrew Rush	55	Director
Lee A. Wright	41	Director
Michael Langer	36	Director
Felix Lo	34	Director
Eugene Schutt	59	Director

William E. Saunders, Jr. became our Chief Executive Officer in and has served as a Director since June 2008. Mr. Saunders served as our Chief Financial Officer from March 2006 to June 2008. Prior to joining the Company, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm. Mr. Saunders currently serves as an advisory board member of Insight, to which the Company serves as an agent in offering Insight’s prepaid debit card products and in which the Company owns a 22.5% ownership interest. Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of directors.

Kyle Hanson became our President in May 2008. Mr. Hanson served as our Director of Store Operations from August 2005 to February 2008 and then as our Vice President of Store Operations from February 2008 to May 2008. From December 1997 through July 2005, Mr. Hanson worked for us in various operational capacities for the Company, including as a store manager and a district and regional manager. Mr. Hanson is a member of the advisory board of Insight, to which the Company serves as an agent in offering Insight’s prepaid debit card products. Mr. Hanson is also a member of the Financial Service Centers of America (FiSCA) Board of Directors and Vice-Chair of the Board of Directors of Volunteers of America of Greater Ohio. Mr. Hanson holds a B.S. in Communications from Ohio University.

Chad Streff became our Chief Technology Officer and Chief Compliance Officer in 2011 and served as our Chief Operating Officer, Senior Vice President and Secretary from 2006 to 2010. Prior to joining the Company, Mr. Streff was President of Streff and Associates, Inc. from 1992 to 2002 and was manager of IT consulting with a regional accounting firm from 1985 to 1992. Mr. Streff holds a B.S. in accounting and pre-law and a Minor in Computer Science from Ohio University.

Michael Durbin became our Chief Financial Officer and Treasurer and a Senior Vice President effective December 31, 2010. From June 2008 to December 2010, Mr. Durbin was a Managing Director at Servius Capital LP, an investment banking firm based in Atlanta, Georgia, and during that time Mr. Durbin served as our Interim Chief Financial Officer of the Company. From July 1995 to June 2008, Mr. Durbin was a Senior Vice President at National City Bank, located in Cleveland, Ohio, where his principal business was corporate banking with a specialization in retail and retail financial services. Mr. Durbin holds a B.S.B.A. summa cum laude from Ohio University and an M.B.A. from Fisher College of Business at The Ohio State University.

Bridgette Roman became our Senior Vice President and Secretary in January 2011. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

H. Eugene Lockhart became a director in May 2006. Beginning in 2005, Mr. Lockhart served as Chairman of Diamond Castle’s Financial Institutions Investment practice until April 2011. Before joining Diamond Castle in 2005 as Chairman of its Financial Institutions Investment practice, Mr. Lockhart became Venture Partner for Oak Investment Partners, a venture capital firm. Mr. Lockhart has worked in a senior executive role at several organizations, including from 1993 to 1997 as President and Chief Executive Officer of MasterCard International, as Chief Executive Officer of Midland Bank plc (from 1986 to 1993), as President of the Global Retail Bank of Bank of America (from 1997 to 1999) and as President of Consumer Services at AT&T. Mr. Lockhart was, until January 2010, also Chairman of NetSpend Corporation and is Chairman of Argus Information and Advisory Services LLC. He is also a director of Vesta Corporation, RadioShack Corp. and Asset Acceptance Corp.  Mr. Lockhart is a former Director of RJR Nabisco Holdings, First Republic Bank, LendingTree, Inc. and IMS Health Inc. Mr. Lockhart holds a B.S. from the University of Virginia and an M.B.A. from The Darden School at the University of Virginia.

Andrew Rush became a director in May 2006. Mr. Rush has many years of experience as a private equity investor. Mr. Rush is a co-founder and Senior Managing Director at Diamond Castle, a position he has held since 2004. Before serving as a Senior Managing Director at Diamond Castle, Mr. Rush was a Managing Director for DLJ Merchant Banking Partners, which he joined in 1989. Mr. Rush is a Director of Alterra Capital Holdings, Limited, Bonten Media Group, NES Rentals Holdings, Inc., and Suture Express, Inc. and a former Director of AXIS Capital Holdings Limited, Nextel Partners, Inc., neuf telecom S.A. and several other companies. Mr. Rush holds a B.A., magna cum laude, from Wesleyan University, a J.D., cum laude, from the University of Pennsylvania and an M.B.A. with distinction from The Wharton School of the University of Pennsylvania.

Lee A. Wright became a director in May 2006.  Mr. Wright was previously a Senior Managing Director at Diamond Castle from 2005 to July of 2012. From 2000 to 2005, Mr. Wright was a Director at DLJ Merchant Banking Partners, a private equity firm. Mr. Wright previously worked at CSFB Private Equity (1996 to 2000) as a Vice President and Associate and was an analyst in CSFB’s Investment Banking division (1994 to 1996). Mr. Wright currently is President and a Director of Professional Directional Holdings, Inc. (since 2010) and a former Director of U.S. Express Leasing, Inc.  Frontier Drilling ASA and Adhesion Holdings Inc., where he served as a Director between 2008 and 2011, when it merged with Multi-Color Corporation.  Mr. Wright continued to serve on Multi-Color’s board until April of 2012.  Mr. Wright holds a B.S., magna cum laude, from Washington & Lee University.

Michael Langer became a director in May 2006. Mr. Langer is also a Principal at Diamond Castle, which he joined in 2005. Prior to joining Diamond Castle, Mr. Langer worked at DLJ Merchant Banking Partners and, prior to that, was an Associate at Leonard Green & Partners and an Analyst in the Investment Banking division at Deutsche Bank from 1998 to 2000. Since 2007, Mr. Langer has been a Director of Managed Health Care Associates, Inc. and Suture Express, Inc. Mr. Langer holds a B.S., magna cum laude from Boston College, where he graduated Beta Gamma Sigma, and an M.B.A. with Honors from The Wharton School of the University of Pennsylvania.

Felix Lo became a director in April 2011. Mr. Lo is also a Principal at Golden Gate Capital, a private equity firm which he joined in 2004. From 2003 to 2004, Mr. Lo was an investment professional at Bain Capital, a private investment firm, and, prior to that, was a consultant at Bain & Company (from 2001 to 2003). Mr. Lo also serves as a director of Lantiq Holdco Sarl, which he joined in 2010, and Vistec Semiconductor Systems Holdings Ltd., which he joined in 2010. Mr. Lo holds an A.B. in Public Policy from Brown University.

Eugene R. Schutt became a director in February 2012. Since 2009, Mr. Schutt has served as Associate Dean of Development in the College and Graduate School of Arts & Sciences at the University of Virginia. Prior to joining the University of Virginia, Mr. Schutt had more than 30 years of business experience in financial services, most recently as Chairman, President and Chief Executive Officer of Citicorp Trust Bank, a Citigroup company. From 1992 until 1999, he was president of Avco Financial Services Inc., a branch-based multi-national consumer finance enterprise and from 1984 until 1991, he was president of Pratt Industries Inc. He began his career with the Philadelphia National Bank and spent nearly a decade managing two Asia/Pacific subsidiaries. Mr. Schutt is a 20-year member of the World Presidents’ Organization and has served on the boards of the American Financial Services Association and the Financial Services Roundtable’s Housing Policy Council. He holds a B.A. in Economics from the University of Virginia.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  A copy of our code of ethics may be obtained without charge by contacting the company in writing at the address set forth on the cover page of this Annual Report on Form 10-K.

Director Independence

Our board of directors has determined that each of Mr. Lockhart, Mr. Wright, and Mr. Schutt is an “independent” director within the meaning of the applicable rules of the SEC.

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2012.

Audit Committee	Compensation Committee	Nominating & Governance Committee
Eugene Lockhart	Eugene Lockhart	Eugene Lockhart
Lee Wright	Lee Wright	Eugene Schutt
Eugene Schutt	Andrew Rush	William Saunders

Audit Committee

Our Audit Committee consists of Mr. Lockhart, Schutt and Wright. Mr. Lockhart served as Chairman until August 13, 2012, when Mr. Schutt became Chairman.  The Audit Committee, among other things, oversees our accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes.

Our Board of Directors has determined that each member of our Audit Committee is “independent” within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined by SEC regulations.

Compensation Committee

Our Compensation Committee consisted of Mr. Lockhart, as Chairman, and Messrs. Schutt and Wright until August 13, 2012, when Mr. Rush replaced Mr. Schutt on the Committee.  Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to our board of directors with respect to the approval, adoption and amendment of incentive compensation plans, administering equity-based incentive compensation and other plans and reviewing executive officer employment agreements and severance arrangements.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Mr. Lockhart, as Chairman, and Messrs. Saunders and Schutt. The Nominating and Governance committee’s responsibilities include, among other things (a) responsibility for establishing our corporate governance guidelines, (b) overseeing our board of director’s operations and effectiveness and (c) identifying, screening and recommending qualified candidates to serve on our board of directors.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messrs. Rush and Wright and previously included Mr. Schutt.  None of these individuals has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves or have served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee. During 2011, Messrs. Lockhart and Wright served as the members of the Compensation Committee of CheckSmart and as the members of the CCFI Compensation Committee. Neither of Messrs. Lockhart and Wright was ever an officer or employee of either CheckSmart or CCFI or had any related person transactions with either CheckSmart or CCFI, and there were no relationships described under Item 407(e) (4) (iii) of Regulation S-K that existed during 2011.

ITEM 11.                    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2012. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2012, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below. All stock amounts described in this Compensation Discussion and Analysis and the following compensation tables, footnotes and narratives reflect our April 2012 six-for-one stock split.

As more fully described below, the Compensation Committee currently makes, and will continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2012 Summary Compensation Table below, which officers we refer to as the named executive officers:

•                  William E. Saunders, Jr.—Chief Executive Officer;

•                  Kyle F. Hanson—President;

•                  Chad M. Streff—Senior Vice President, Chief Compliance Officer and Chief Technology Officer;

•                  Michael Durbin—Senior Vice President, Chief Financial Officer and Treasurer; and

•                  Bridgette C. Roman—Senior Vice President, General Counsel and Secretary.

All compensation paid to CCFI’s executive officers in 2012 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

Executive Summary

Key 2012 Compensation Decisions and Actions

The following is a summary of our key compensation decisions and actions for 2012:

•                  We established base salary levels consistent with increased performance expectations related to significant 2012 transaction activity, including, but not limited to, several acquisitions, the filing of the company’s Registration Statement on Form S-1, and the registration of the company’s bonds and the filing of the Registration Statement on Form S-4;

•                  We paid each of our named executive officers an annual cash incentive bonus that was earned based on personal achievement of qualitative performance goals with the aim of helping us retain these critical officers as our business continued to grow and transform; and

•                  We granted additional equity awards to our named executive officers in 2012 to align the interest of management with those of other shareholders.

Executive Compensation Philosophy & Objectives

Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our named executive officers. The Compensation Committee is composed entirely of non-employee directors.

The Compensation Committee believes that named executive officer compensation packages should incorporate an appropriate balance of fixed versus variable compensation—as well as cash-based compensation versus share-based compensation—and reward performance that is measured against established goals that correspond to our short-term and long-term business plan and objectives. CCFI’s ongoing named executive officer compensation program is designed to achieve the following objectives:

•                  Attract and retain talented and experienced executives in the highly competitive and dynamic financial services industry;

•                  Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•                  Align the interests of our executives and shareholders by motivating executives to increase shareholder value and rewarding executives when shareholder value increases, but doing so in a manner that does not encourage executives to take unreasonable risks that could threaten our viability;

•                  Provide a competitive compensation package that emphasizes pay for performance, and in which total compensation is primarily determined by company and individual results and the creation of shareholder value;

•                  Ensure fairness among the named executive officers by recognizing the relative contributions each executive makes to our success;

•                  Foster a shared commitment among executives by coordinating their company and individual goals; and

•                  Compensate our executives to manage our business to meet our long-range objectives.

Our Compensation Practices

The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, whom we refer to as our CEO. The Compensation Committee conducts an annual review of our CEO’s performance and determines his base salary, annual cash incentive bonus and long-term equity incentive awards based on its assessment of his performance. For compensation decisions regarding all other named executive officers, the Compensation Committee meets outside the presence of all executive officers except our CEO.

On an annual basis, our CEO reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salaries, annual cash incentive bonuses and the grants of long-term equity incentive awards for all executive officers, excluding himself. Based on these recommendations from our CEO and the other considerations discussed below, the Compensation Committee reviews and approves the annual compensation packages of our executive officers other than our CEO.   Factors such as the importance of the position to us, the past salary history of the executive officer and the contributions made and expected to be made by the executive officer to us are given specific consideration by our Compensation Committee when setting base salaries, annual cash incentive bonuses and grants of long-term equity incentive awards.

In late 2011, the Compensation Committee engaged Meridian Compensation Partners, LLC (or Meridian), to provide advice and assistance in the development of our 2012 compensation program, including 2012 equity grants.  As a result of this engagement, our board adopted our 2012 Executive Compensation, Benefit and Severance Program, which we refer to as our 2012 Program. The 2012 Program was revised in April 2012 to make conforming changes and changes to ensure that it complies with Section 409A of the Internal Revenue Code. The 2012 Program establishes the primary elements of our ongoing executive compensation arrangements with our named executive officers, including base salary levels, annual cash incentive opportunities, perquisites and other personal benefits, health and welfare program participation, retirement program participation and severance arrangements for a number of different termination scenarios, including after a change in control.

In 2012 the Compensation Committee used this process and these same inputs for considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation
Mr. Saunders	49	51
Mr. Durbin	63	37
Mr. Hanson	62	38
Mr. Streff	63	37
Ms. Roman	65	35

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2012, we did not specifically benchmark our compensation levels against a defined peer group.   However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•                  Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $188 million to $1.3 billion) and market capitalization (ranging from $65 million to $1.6 billion). To provide context, our 2012 revenue was $373.0 million;

•                  Informal reviews of comparably sized public and private companies (measured generally by the revenue and market capitalization ranges described above);

•                  Informal reviews of salaries posted on executive search websites; and

•                  Information provided by Meridian.

We utilize this data not to base, justify or establish particular compensation levels, but rather to assess the overall competitiveness of our compensation packages. Our goal is to ensure that our executives are compensated at levels that are generally commensurate to what they could achieve at similarly situated companies in our industry and in comparable executive positions in other industries. For each executive officer, we consider this general understanding in concert with the following more important factors:

•                  Our business need for the executive’s skills;

•                  The contributions that the executive has made or we believe will make to our success;

•                  The transferability of the executive’s managerial skills to other potential employers;

•                  The relevance of the executive’s experience to other potential employers, particularly in the payments industry; and

•                  The readiness of the executive to assume a more significant role with another potential employer.

Require performance goals to be achieved in order for each named executive officer to earn his or her annual cash bonus.

Our named executive officer compensation program emphasizes pay for performance, which to us means paying performance-based compensation to reward the achievement of strategic goals that enhance shareholder value.  In 2012, the Compensation Committee utilized performance-based annual cash incentive bonuses to help retain our named executive officers during a demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured based on achievement of individual executive performance goals. The individual performance measures are established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

Offer comprehensive benefits package to all full-time employees.

We provide a competitive benefits package to all full-time employees, which package includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and potential participation in a 401(k) savings plan. These benefits are provided to support our employees’ basic health and welfare needs and to provide them with tax efficient ways to save cash compensation for retirement.

Provide fair and equitable compensation.

We provide a total compensation program that we believe is perceived by both our executives and our shareholders as fair and equitable. In addition to using market pay information to develop a general understanding of current compensation practices and considering individual circumstances related to each executive, we also consider the pay of each named executive officer relative to each other named executive officer and relative to other members of our management team. We have designed the total compensation programs for our named executive officers to be consistent with those for our executive management team as a whole.

Analysis of 2012 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for Messrs. Saunders, Hanson and Streff and Ms. Roman on January 1, 2012. We expect that Mr. Durbin’s compensation arrangement with us will also be governed by this program after the termination of his current employment agreement on December 31, 2013.  The 2012 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

Under the 2012 Program, each named executive officer is also entitled to business and professional expense reimbursement and perquisites offered by us, which may include eligibility under our aircraft policy, personal training expenses, health savings account payments and an automobile allowance as determined by the Compensation Committee. The named executive officers also participate under the 2012 Program in our benefit plans, including our 401(k) plan, and Mr. Hanson receives payment for certain life insurance premiums. The 2012 Program also sets forth the procedure by which an officer may be terminated, and provides for certain payments and benefits upon termination described immediately below.

For the fiscal year ended December 31, 2012, the total compensation opportunity for our named executive officers was comprised of the following components:

•                  base salary;

•                  performance-based annual cash incentive bonuses; and

•                  retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2012 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2012 base salaries of the named executive officers, with the exception of that of Mr. Durbin as discussed below, were set in light of our expectations of them, their contributions to us, their job responsibilities, and their historical individual contributions to the company, their individual performance during the prior year and their goals and objectives for the subsequent year.

With the exception of Mr. Durbin, none of our named executive officers had employment agreements after December 31, 2011.  In the case of Mr. Durbin, whose employment agreement will expire on December 31, 2013, his employment agreement sets forth his 2012 base salary.

To determine the 2012 base salaries for our other named executive officers, the Compensation Committee considered the job responsibilities and individual contributions during 2011, with particular reference to the following considerations:

•                  overall company financial performance during the prior year;

•                  competitive market pay data (as described above);

•                  salary information provided by Meridian;

•                  the individual performance of each named executive officer during 2011; and

•                  the individual goals and objectives for each named executive officer for 2012.

For 2012, the Compensation Committee established, or in the case of Mr. Durbin, his employment agreement established, the following base salaries for the named executive officers:

Named Executive Officer	2011 Base Salary	2012 Base Salary	% Increase
Mr. Saunders	$600,000	650,000	8.3%
Mr. Durbin	$375,000	375,000	0%
Mr. Hanson	$450,000	450,000	0%
Mr. Streff	$375,000	375,000	0%
Ms. Roman	$275,000	275,000	0%

In determining to increase Mr. Saunders’ base salary for 2012, the Compensation Committee specifically considered Meridian’s recommendations, his performance in 2011 and his goals and objectives for 2012 as described below.

Annual Cash Incentive Bonuses

The 2012 Program provided that each named executive officer is eligible to participate in a performance-based annual incentive bonus at the following percentage of his or her respective base salary: Mr. Saunders, 100%; Mr. Durbin, 60%; Mr. Hanson, 61%; Mr. Streff, 60%; and Ms. Roman, 55%. Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders.  Mr. Durbin was not technically a participant under the 2012 Program for 2012 due to the existence of his employment agreement, but the Compensation Committee administered his performance-based annual incentive bonus as it would have operated had he been a participant under the 2012 Program as described below.

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2012. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2012:

Named Executive Officer	2012 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders	• Leadership in new product development
• Strategic relationship achievements
• Public relations achievements
• Acquisitions achievements
• Drive the company to meet its 2012 financial budget
• SEC declaration of effectiveness for company’s Registration Statement on Form S-1 to allow for the public sale of the company’s equity

Mr. Durbin	• Finance and accounting achievements
• Leadership and management achievements
• SEC declaration of effectiveness for company’s Registration Statement on Form S-1 to allow for the public sale of the company’s equity
• Timely filing of Registration Statement on Form S-4 for the registration of company’s bonds
• Timely and accurate filing of all SEC required reports
• Collections achievements
• External relations achievements

Mr. Hanson	• Departmental and employee oversight achievements
• Acquisitions and integration achievements
• New product achievements
• Leadership in legacy markets
• Compliance achievements
• Drive the company to meet its 2012 financial budget

Mr. Streff	• Information technology achievements
• Sarbanes-Oxley Act compliance achievements
• Information technology and compliance achievements

Ms. Roman	• Legal, compliance and corporate governance achievements
• SEC declaration of effectiveness for company’s Registration Statement on Form S-1 to allow for the public sale of the company’s equity
• Other initial public offering preparation achievements
• Timely filing of Registration Statement on Form S-4 for the registration of company’s bonds
• Community relations achievements
• Political Action Committee achievements
• Personnel management achievements
• Contract management process achievements
• Executive compensation management achievements
• New law compliance achievements

Under our 2012 Program, each of the named executive officers were assigned the following target annual cash incentive bonus opportunities.  Although Mr. Durbin was not technically a participant under the 2012 Program for 2012 due to the existence of his employment agreement, the Compensation Committee administered his performance-based annual incentive bonus as it would have operated had he been a participant under the 2012 Program.

Named Executive Officer	Target 2012 Annual Cash Bonus	2012 Annual Cash Bonus Payout
Mr. Saunders	$650,000	$700,000
Mr. Durbin	$225,000	$225,000
Mr. Hanson	$275,000	$275,000
Mr. Streff	$225,000	$225,000
Ms. Roman	$150,000	$150,000

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2012, the Compensation Committee determined that the annual cash incentive bonuses had been earned at the full target level for each named executive officer and further determined that the CEO’s performance warranted an additional bonus of $50,000.  In making these determinations, the Compensation Committee decided that each named executive officer had achieved substantially all of his or her milestones for 2012.  The Compensation Committee approved the final annual cash bonus payouts in December 2012.

The annual cash bonuses paid to the named executive officers for 2012 are set forth below in the 2012 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the annual cash incentive bonuses actually paid to the named executive officers for 2012 achieved our executive compensation objectives, compare favorably to the cash bonuses paid by other financial services companies and were consistent with our emphasis on pay for performance.

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation has historically been in the form of either stock options to acquire our common shares or stock appreciation rights. During early 2012, however, the Compensation Committee and management decided that, given our stage of development, stock options and restricted stock units would be the appropriate vehicles through which to provide long-term incentive compensation to the named executive officers for 2012. Other types of long-term equity incentive awards may be considered in the future if a market for our common shares develops and our business strategy evolves.

Long-term equity incentive awards have been periodically awarded to executives, including the named executive officers as part of their total compensation package.  These awards were historically made under our 2006 Management Equity Incentive Plan (or 2006 Plan), which has been amended and restated as our 2011 Management Equity Incentive Plan, and which we refer to as the 2011 Plan. The determination of the number of stock options or other awards granted to a named executive officer are subjectively determined by the Compensation Committee based on performance relative to the individual’s contribution to the company’s financial and strategic objectives, the individual’s base salary and target bonus amount and the market pay levels for the named executive officer.  Generally, no consideration is given to a named executive officer’s share holdings or previous stock options in determining the number of stock options or other awards to be granted to him or her for a particular year. The Compensation Committee believes that the named executive officers should be fairly compensated each year relative to market pay levels, as described above, and relative to our other executive officers.  Moreover, the Compensation Committee believes that a long-term incentive compensation program furthers our emphasis on pay for performance and provide a useful method of aligning the interests of the executives with the interests of our shareholders.

Awards made under the 2011 Plan during 2012 consisted of time-based stock options and time-based restricted stock units, as further described below:

•                  Time-based stock options are earned on the basis of continued service to us and generally vest over three years.  We believe this retention period is adequate for this type of award.

•                  Time-based restricted stock units are earned on the basis of continued service to us and generally vest at the end of three years.  We believe this retention period is adequate for this type of award.

Stock options provide the named executive officers with the right to purchase our common shares at a fixed exercise price under the 2011 Plan.  Restricted stock units provide the named executive officers with the right to receive shares in settlement of the award at the end of the vesting period.

In November 2011, the Compensation Committee recommended, and in February 2012, the board of directors approved the following equity awards under the 2011 Plan for our named executive officers (giving effect to our April 2012 six-for-one stock split): Mr. Saunders, stock options for 86,454 shares and 14,400 restricted stock units; Mr. Durbin, stock options for 31,962 shares and 5,346 restricted stock units; Mr. Hanson, stock options for 60,162 shares and 10,038 restricted stock units; Mr. Streff, stock options for 31,962 shares and 5,346 restricted stock units; and Ms. Roman, stock options for 35,070 shares. These stock options were granted with an exercise price of $19.95 per share and generally vest ratably in equal one-third increments over the first three years following the grant date, or upon the officer’s termination without cause or for good reason in connection with a change in control (as such terms are defined in the applicable option award agreement). The restricted stock units will be settled in shares and generally vest on the third anniversary of the grant date if the officer remains  continuously employed by us or one of our subsidiaries through that date, or earlier in the event of a change in control or our initial public offering.

In April 2012, our board of directors determined that the exercise price of $19.95 per share for the February 2012 grants of stock options to our named executive officers had been established at a level that was significantly greater than the fair market value of our common shares as of the date of grant, based on the independent valuation that was performed by a third-party valuation firm in connection with our preparation for our initial public offering.  In order to preserve the long-term incentive value of these stock option grants, the Compensation Committee and our board of directors determined to lower the exercise price for these stock options to the initial public offering price per share, effective on the date on which the initial public offering price for our initial public offering was determined. This repricing was conditioned on our initial public offering being consummated within 10 business days after such date and no later than December 31, 2012, both of which conditions did not occur. Holders of these stock options were not required to consent to this repricing, as the contingent repricing would not have been adverse to their interests.  When the offering was not consummated within the time specified, the Compensation Committee and our board of directors determined that the new exercise price for these stock options of $10.00 per share represented the fair market value of our common shares as of August 13, 2012, and repriced these stock options as of that date.

As of December 31, 2012, giving effect to our April 2012 six-for-one stock split, 2,941,746 shares of common stock had been authorized and reserved for issuance under the 2011 Plan. As of December 31, 2012, also giving effect to our April 2012 six-for-one stock split, awards covering 1,608,228 shares had been granted under the 2011 Plan and 1,333,518 shares of common stock were available for award purposes.

Other Benefits

Retirement savings opportunities

All employees, including our named executive officers and subject to certain age and length-of-service requirements, may participate in our standard tax-qualified defined contribution (401(k)) plan, which we refer to as our 401(k) Plan. Generally, each employee may make pre-tax contributions of up to 100% of their eligible earnings up to the current Internal Revenue Service annual pre-tax contribution limits. We provide the 401(k) Plan to help employees save some amount of their cash compensation for retirement in a tax efficient manner. We also make matching contributions equal to 100% of the first 3%, and 50% of the next 2%, of the eligible earnings that an employee contributes to the 401(k) Plan. We provide this matching contribution because it is a customary compensation feature that we must offer to compete for employees.

Health and welfare benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, health savings accounts, disability insurance and life insurance, which we offer as a customary practice to help them provide for their basic life and health needs.

Certain executive perquisites

For 2012, we provided our named executive officers with certain executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,400 automobile allowance for Messrs. Saunders, Hanson, Streff and Durbin, employer matching contributions to a health savings account for Messrs. Saunders, Hanson and Durbin and Ms. Roman, rollover of accrued vacation value to a health savings account for Messrs. Saunders, Hanson and Streff, personal use of company-owned or company-leased aircraft for Messrs. Saunders and Hanson, personal trainer expenses for Messrs. Saunders, Hanson and Streff, and company-paid life insurance premiums for the benefit of Mr. Hanson. For more information about these perquisites and personal benefits, see the “2012 Summary Compensation Table” and its related footnotes below.

In 2011 we adopted a company policy applicable to business and personal use of company-owned, leased or chartered aircraft, which we refer to as company aircraft for purposes of describing this policy. Under this policy, Mr. Saunders’ use of company aircraft is subject to approval by the Chairman of the board. Use of company aircraft by the other named executive officers is subject to approval by Mr. Saunders and is subject to the terms of the policy. Company aircraft or personal aircraft may be used by the named executive officers (except Mr. Saunders) for commuting approved by Mr. Saunders and by Mr. Saunders subject to approval by the Chairman of our board of directors. Under the policy, spousal or significant other travel may be permitted on company aircraft, in which case Mr. Saunders or the board may approve reimbursement of the spouse or significant other’s travel expenses and may approve a tax gross-up for the respective named executive officer with respect to any compensation resulting from such travel.

Severance under the 2012 Program or Mr. Durbin’s Employment Agreement

The 2012 Program, or in the case of Mr. Durbin, his employment agreement, also set forth the procedure by which covered officers may be terminated, and provide for certain payments and benefits upon termination described immediately below.

Termination by us without cause, or resignation by named executive officer for good reason.  The 2012 Program, or in the case of Mr. Durbin, his employment agreement, provides that if we terminate a named executive officer’s employment without cause, or if a named executive officer resigns for good reason (defined below), the named executive officer is entitled to receive the following payments and continued benefits for the length of the base salary payment period:

•                  Mr. Saunders: two times his annual base salary payable over a two-year period;

•                  Mr. Hanson: one and one-half times his annual base salary payable over a one-and-one-half-year period; and

•                  Messrs. Streff and Ms. Roman: one times his or her base salary payable over a one-year period.

In addition, upon any such termination, each named executive officer is entitled to receive payments related to accrued and unpaid base salary and vacation pay through the termination date and any annual cash incentive bonus that has been earned for the year in which the termination occurs. All of the above payments and continued benefits are subject to the execution by the named executive officer of a non-competition agreement and general release of claims in favor of us.

Under Mr. Durbin’s employment agreement, he would receive the same benefits as described above for Mr. Streff, except he would receive his annual base salary for the longer of the remainder of the year in which the termination occurs or 90 days following the date of termination (rather than one times his base salary payable over a one-year period).

“Cause” is generally defined under the 2012 Program as:

•                  material failure to perform the duties and responsibilities reasonably assigned to the named executive officer (subject to a 20-day cure period) or the performance of such duties in a grossly negligent manner or the commission of an act of willful misconduct;

•                  failure or refusal to comply, on a timely basis, with any lawful direction or instruction of our board of directors or the CEO;

•                  the commission of an act of fraud, embezzlement, misappropriation of funds, breach of fiduciary duty or an act of dishonesty against the company;

•                  the conviction of the named executive officer of, or the entry of a plea of nolo contendere or guilty by the named executive officer to, a felony; or

•                  habitual drug addiction or intoxication.

Under Mr. Durbin’s employment agreement, “cause” has the same meaning, except with respect to the first bullet point above, which would be replaced by material breach of the employment agreement (subject to a 20-day cure period) or the performance of the executive’s duties as an employee in a grossly negligent manner or the commission of an act of willful misconduct.

“Good reason” generally arises under the 2012 Program and Mr. Durbin’s employment agreement upon a reduction in the named executive officer’s base salary, the non-timely payment of the officer’s base salary or annual cash incentive bonus or benefits, the company’s breach of the 2012 Program’s provisions, or a material reduction in the officer’s duties or responsibilities (subject to certain carve-outs under the 2012 Program), in each case subject to a twenty day cure period (and a twenty mile relocation of Mr. Durbin’s office under his employment agreement).

Termination by us without cause, or resignation by named executive officer for good reason, coupled with a change in control.  Each named executive officer will receive the following enhanced severance payments and continued benefits for the length of the base salary payment period in the event that he or she is terminated without cause or resigns for good reason within 180 days before or two years after a change in control:

•                  Messrs. Saunders and Hanson: three times his annual base salary payable over a three-year period; and

•                  Mr. Streff and Ms. Roman: two times his or her base salary payable over a two-year period.

In addition, upon any such termination, each named executive officer is entitled to receive payments related to accrued and unpaid base salary and vacation pay through the termination date and a pro rata annual cash incentive bonus for the year in which the termination occurs. All of the above payments and  continued benefits are subject to the execution by the named executive officer of a non-competition agreement and general release of claims in favor of us.

“Change in control” is generally defined under the 2012 Program as:

•                  the sale, lease or transfer of all or substantially all of our assets to other than our current shareholders, their affiliates or our management; or

•                  the acquisition by any person or group of 50% or more of our total voting stock (or of the total voting stock of any parent of the company) unless in connection with an initial public offering.

Under his employment agreement, Mr. Durbin is entitled to receive a one-time change in control bonus of $500,000 if (1) we experience a change in control, (2) Mr. Durbin remains employed with us through the date of the change in control and (3) Diamond Castle recoups its investment in the company. For these purposes, a change in control means one or more transactions by which any person or group (other than a group involving Diamond Castle) acquires more than 50% of our voting securities or a sale or other disposition of all or substantially all of our assets to a non-affiliate of the company.

Termination by us for cause or resignation by named executive officer for other than good reason.  We are not obligated to make any cash payment or provide any continued benefits to our named executive officers if their employment was terminated by us for cause or by the named executive officer without good reason, other than the payment of accrued and unpaid base salary (and accrued but unpaid annual cash incentive bonus for Mr. Durbin) and vacation pay through the termination date.

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date (plus, for Mr. Durbin, a pro-rata portion of his annual cash incentive bonus for the year of termination) and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Termination upon disability.  In the event of termination due to disability (as defined in the 2012 Program and Mr. Durbin’s employment agreement), we are obligated to pay the named executive officer’s accrued and unpaid base salary and vacation pay through the termination date, and benefits, pay the annual cash incentive bonus otherwise earned for the year in which the termination occurred and pay his or her annual base salary and premiums at the employee rate for continued health and welfare benefits until the earlier of (1) six months following termination or (2) the date on which the named executive officer becomes entitled to long-term disability benefits under our applicable plan or program.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Share Ownership Guidelines

Share ownership guidelines have not been implemented by the Compensation Committee for our named executive officers. We have chosen not to require pre-specified levels of share ownership given the limited market for our shares. We will continue to periodically review best practices and re-evaluate our position with respect to share ownership guidelines.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. The Compensation Committee generally considers the deductibility of compensation when making its compensation decisions.  Although the Compensation Committee may take action to limit the impact of Section 162(m) of the Code, the Compensation Committee also believes that the tax deduction is only one of several relevant considerations in setting compensation.  Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes.

Compensation-Related Risk Analysis

During the fourth quarter of 2012, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the company. We did not find that any of our compensation policies and practices for our employees create any risks that are reasonably likely to have a material adverse effect on the company. The results of the review were reviewed and independently considered by the Compensation Committee.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2011 and 2012 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO and our three other most-highly compensated executive officers.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
William E. Saunders, Jr.,	2012	674,622	50,000	194,520	573,479	650,000	—	76,978	2,219,599
Chief Executive Officer	2011	622,727	2,405,623	—	—	300,000	—	39,907	3,368,257

Michael Durbin,	2012	381,658	—	72,216	212,015	225,000	—	22,240	913,129
Senior Vice President, Chief Financial Officer and Treasurer	2011	375,000	300,000	—	—	75,000	—	12,240	762,240

Kyle F. Hanson,	2012	467,046	—	135,597	399,075	275,000	—	104,531	1,381,249
President	2011	467,045	1,202,370	—	—	75,000	—	96,911	1,841,326

Chad M. Streff,	2012	384,689	—	72,216	212,015	225,000	—	33,047	926,967
Senior Vice President, Chief Compliance Officer and Chief Technology Officer	2011	389,205	1,202,370	—	—	75.000	—	28,903	1,695,478

Bridgette C. Roman,	2012	275,417	—	—	232,631	150,000	—	10,362	668,410
Senior Vice President, General Counsel and Secretary	2011	261,667	456,879	—	—	37,500	—	9,133	765,179

(1)                                  The amounts reported in this column for 2012 include an additional $24,622, $6,658, $17,046, $9,649 and $417 paid in lieu of accrued vacation to Messrs. Saunders, Durbin, Hanson and Streff and Ms. Roman, respectively.

(2)                                  The amounts reported in this column for 2011 represent the special discretionary bonuses paid to our named executive officers in 2011. Other than for Mr. Saunders, no special discretionary bonuses were paid in 2012.

(3)                                 The amounts reported in this column for 2012 represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic 718 of restricted stock unit awards granted during 2012 to the named executive officers. Assumptions used in the calculation of these amounts for 2012 are included in footnote 15 to the financial statements included elsewhere in this report.  For more information about the restricted stock unit awards granted in 2012, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above and the “2012 Grants of Plan-Based Awards Table” below.

(4)                                 The amounts reported in this column for 2012 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of option awards granted, and the incremental fair value as of the date of modification of modifications to those awards, during 2012. Assumptions used in the calculation of these amounts for 2012 are included in footnote 15 to the financial statements included elsewhere in this report.  For more information about the option awards granted and modified for 2012, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above and the “2012 Grants of Plan-Based Awards Table” below.

(5)                                 The amounts reported in this column for 2012 represent the annual cash incentive bonuses paid to our named executive officers for 2012. For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(6)                                 The amounts reported in this column include: (A) for Mr. Saunders, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, personal trainer expenses, $34,234 of personal aircraft usage and $11,500 for expenses related to his membership in the Young Presidents Organization; (B) for Mr. Hanson, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, personal trainer expenses, personal aircraft usage and $69,055 of company-paid life insurance premium expenses; (C) for Mr. Streff, an automobile allowance, an employer matching contribution to the 401(k) Plan, personal aircraft usage reimbursement and personal trainer expenses; (D) for Mr. Durbin, an automobile allowance, an employer matching contribution to the 401(k) Plan, and employer matching contribution to a health savings account; and (E) for Ms. Roman, an employer matching contribution to the 401(k) Plan and an employer matching contribution to a health savings account. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote.

2012 Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)(2)	Options (#)(3)		Awards ($/Sh)	Awards ($)
Mr. Saunders	—	—	650,000	—	—	—		—	—
	2/13/2012	—	—	—	14,400	—		—	194,520
	2/13/2012	—	—	—	—	86,454		$19.95	429,965
	8/13/2012	—	—	—	—		(4)	$10.00	143,514

Mr. Durbin	—	—	225,000	—	—	—		—	—
	2/13/2012	—	—	—	5,346	—		—	72,216
	2/13/2012	—	—	—	—	31,962		$19.95	158,958
	8/13/2012	—	—	—	—		(4)	$10.00	53,057

Mr. Hanson	—	—	275,000	—	—	—		—	—
	2/13/2012	—	—	—	10,038	—		—	135,597
	2/13/2012	—	—	—	—	60,162		$19.95	299,206
	8/13/2012	—	—	—	—		(4)	$10.00	99,869

Mr. Streff	—	—	225,000	—	—	—		—	—
	2/13/2012	—	—	—	5,346	—		—	72,216
	2/13/2012	—	—	—	—	31,962		$19.95	158,958
	8/13/2012	—	—	—	—		(4)	$10.00	53,057

Ms. Roman	—	—	150,000	—	—	—		—	—
	2/13/2012	—	—	—	—	35,070		$19.95	174,415
	8/13/2012	—	—	—	—		(4)	$10.00	58,216

(1)         Amounts represent the target annual cash incentive bonus opportunities established for 2012 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2012 are included in the “Non-Equity Incentive Plan Compensation” column of the 2012 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(2)         Amounts represent the time-based restricted stock unit awards made to the named executive officers during 2012.  The grant date fair values for these awards are also reported in the 2012 Summary Compensation Table above under the “Stock Awards” column.  For more information about the restricted stock unit awards granted in 2012, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above.

(3)         Amounts represent the time-based stock option awards made to the named executive officers during 2012.  The grant date fair values for these awards are also reported in the 2012 Summary Compensation Table above under the “Option Awards” column.  For more information about the stock option awards granted in 2012, see “Compensation Discussion and Analysis — Analysis of 2012 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above.

(4)         As further described below, the board of directors repriced the stock options reported in this table as of August 13, 2012 with a new exercise price of $10.00 per share.  This row reflects the incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, of the repriced stock options.  Further information is provided below about this repricing.

2012 Equity Awards

In November 2011, the Compensation Committee recommended, and in February 2012, the board of directors approved the equity awards reflected in the “2012 Grants of Plan-Based Awards Table” above. These stock options generally vest ratably in equal one-third increments over the first three years following the grant date, or upon the officer’s termination without cause or for good reason in connection with a change in control (as such terms are defined in the applicable option award agreement). The restricted stock units will be settled in shares and generally vest on the third anniversary of the grant date if the officer remains  continuously employed by us or one of our subsidiaries through that date, or earlier in the event of a change in control or our initial public offering.

In April 2012, our board of directors determined that the exercise price of $19.95 per share for the February 2012 grants of stock options to our named executive officers had been established at a level that was significantly greater than the fair market value of our common shares as of the date of grant, based on the independent valuation that was performed by a third-party valuation firm in connection with our preparation for our initial public offering.  In order to preserve the long-term incentive value of these stock option grants, the Compensation Committee and our board of directors determined to lower the exercise price for these stock options to the initial public offering price per share, effective on the date on which the initial public offering price for our initial public offering was determined. This repricing was conditioned on our initial public offering being consummated within 10 business days after such date and no later than December 31, 2012, both of which conditions did not occur.  Holders of these stock options were not required to consent to this repricing, as the contingent repricing would not have been adverse to their interests.  When the offering was not consummated within the time specified, the Compensation Committee and our board of directors determined that the new exercise price for these stock options of $10.00 represented the fair market value of our common shares as of August 13, 2012, and repriced these stock options as of that date.

Employment Agreements

Other than for Mr. Durbin, the employment agreements with our named executive officers each expired on December 31, 2011, and were replaced by the 2012 Program, which was designed to establish the terms and conditions for our named executive officers’ compensatory arrangements with us (including severance and indemnification arrangements) without the need for individual bilateral employment agreements.

Mr. Durbin

We entered into an employment agreement with Mr. Durbin on January 1, 2011. Mr. Durbin’s employment agreement currently runs through December 31, 2013, subject to automatic one-year renewals absent 90 days’ prior written notice of non-extension provided by the board of directors or by Mr. Durbin.  Mr. Durbin’s employment agreement specifies his duties and responsibilities, his base salary for each year that it is effective and his annual cash incentive bonus target for 2011 and subsequent years. Mr. Durbin’s employment agreement also describes his other compensation arrangements, including his participation in company benefit plans and his entitlement to equity awards and a performance-based retention bonus opportunities and subsequent years based on his or her achievement of individual milestones. Mr. Durbin is also entitled to perquisites offered by us. In the event that Mr. Durbin’s employment with us is terminated, he will be entitled under his employment agreement to certain benefits and payments. We anticipate that Mr. Durbin’s agreement will expire effective December 31, 2013, and that he will become subject to the 2012 Program.

Outstanding Equity Awards at 2012 Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units That Have Not Vested ($)(4)
Mr. Saunders	12/31/2008	175,008	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	175,008	6.00	12/31/2018	—	—
	2/13/2012	—	86,454	—	10.00	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	14,400	120,960

Mr. Durbin	12/31/2010	—	—	252,600	8.27	4/30/2016	—	—
	2/13/2012	—	31,962	—	10.00	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	5,346	44,906

Mr. Hanson	5/9/2006	68,310	—	—	8.81	5/9/2016	—	—
	6/4/2007	20,484	—	—	10.53	6/4/2017	—	—
	12/31/2008	75,000	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	75,000	6.00	12/31/2018	—	—
	2/13/2012	—	60,162	—	10.00	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	10,038	84,319

Mr. Streff	5/9/2006	136,608	—	27,342	8.81	5/9/2016	—	—
	12/31/2008	64,500	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	64,500	6.00	12/31/2018	—	—
	2/13/2012	—	31,962	—	10.00	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	5,346	44,906

Ms. Roman	12/31/2004	—	—	12,000	6.00	12/31/2018	—	—
	2/13/2012	—	35,070	—	10.00	2/13/2022	—	—

(1)           These stock options generally vest ratably in equal one-third increments over the first three years following the grant date, or upon the officer’s termination without cause or for good reason in connection with a change in control (as such terms are defined in the applicable option award agreement).

(2)           These amounts represent performance-based stock options or stock appreciation rights that will vest if Diamond Castle recoups its investment in an initial public offering or upon a change in control.

(3)           These restricted stock units will be settled in shares and generally vest on the third anniversary of the grant date if the officer remains continuously employed by us or one of our subsidiaries through that date, or earlier in the event of a change in control or an initial public offering.

(4)           The reported values for these restricted stock units represent the number of restricted stock units multiplied by an assumed per share value of our stock at the end of 2012 of $8.40.

2006 Management Equity Incentive Plan and 2011 Management Equity Incentive Plan

In 2006, we adopted the 2006 Plan as our omnibus equity plan (we also amended the 2006 Plan in July 2007). Under the 2006 Plan, we were permitted to grant stock options, stock appreciation rights, restricted shares and restricted stock units (including dividend equivalent rights in conjunction with any award) to employees and consultants to help attract and retain key personnel and provide incentives to participants. The 2006 Plan was administered by our board of directors. As described in “Compensation Discussion and Analysis” above, the 2006 Plan was amended and restated as our 2011 Plan, which is being utilized by us in substantially the same manner as the 2006 Plan.

2012 Option Exercises and Stock Vested

None of our named executive officers exercised any stock options and none of our named executive officers had restricted shares that vested during 2012.

2012 Pension Benefits

We do not maintain any defined benefit plans or other plans with specified retirement benefits in which our named executive officers participate.

2012 Potential Payments Upon Termination or Change in Control

During 2012, we were a party to certain arrangements effective for 2012 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer at December 31, 2012 under the 2012 Program or Mr. Durbin’s employment agreement, as applicable.

Termination by us without cause, or termination by named executive officer for good reason

The 2012 Program provides that if we terminate a named executive officer’s employment without cause, or if a named executive officer resigns for good reason (defined below), the named executive officer is entitled to receive the following payments and continued benefits for the length of the base salary payment period:

•                  Mr. Saunders: two times his annual base salary payable over a two-year period;

•                  Mr. Hanson: one and one-half times his annual base salary payable over a one-and-one-half-year period; and

•                  Mr. Streff and Ms. Roman: one times his or her base salary payable over a one-year period.

In addition, upon any such termination, each named executive officer is entitled to receive payments related to accrued and unpaid base salary and vacation pay through the termination date and any annual cash incentive bonus that has been earned for the year in which the termination occurs. All of the above payments and continued benefits are subject to the execution by the named executive officer of a non-competition agreement and general release of claims in favor of us. Under Mr. Durbin’s employment agreement, he would receive the same benefits as described above for Mr Streff, except he would receive his annual base salary for the longer of the remainder of the  year in which termination occurs or 90 days following the date of termination (rather than one times his base salary payable over a one-year period).

“Cause” is generally defined under the 2012 Program as:

•                  material failure to perform the duties and responsibilities reasonably assigned to the named executive officer (subject to a 20-day cure period) or the performance of such duties in a grossly negligent manner or the commission of an act of willful misconduct;

•                  failure or refusal to comply, on a timely basis, with any lawful direction or instruction of our board of directors or the CEO;

•                  the commission of an act of fraud, embezzlement, misappropriation of funds, breach of fiduciary duty or an act of dishonesty against the company;

•                  the conviction of the named executive officer of, or the entry of a plea of nolo contendere or guilty by the named executive officer to, a felony; or

•                  habitual drug addiction or intoxication.

“Good reason” generally arises under the 2012 Program or in the case of Mr. Durbin under his employment agreement, upon a reduction in the named executive officer’s base salary, the non-timely payment of the officer’s base salary or annual cash incentive bonus or benefits, the company’s breach of the 2012 Program’s provisions, or a material reduction in the officer’s duties or responsibilities (subject to certain carve-outs under the 2012 program), in each case subject to a 20-day cure period (and a 20-mile relocation of Mr. Durbin’s office, under Mr. Durbin’s employment agreement).

Termination by us without cause, or resignation by named executive officer for good reason, coupled with a change in control.  Each named executive officer will receive the following enhanced severance payments and continued benefits, under the 2012 program for the length of the base salary payment period in the event that he or she is terminated without cause or resigns for good reason within 180 days before or two years after a change in control:

•                  Messrs. Saunders and Hanson: three times his annual base salary payable over a three-year period; and

•                  Mr. Streff and Ms. Roman: two times his or her base salary payable over a two-year period.

In addition, upon any such termination, each named executive officer is entitled to receive payments related to accrued and unpaid base salary and vacation pay through the termination date and a pro rata annual cash incentive bonus for the year in which the termination occurs. All of the above payments and  continued benefits are subject to the execution by the named executive officer of a non-competition agreement and general release of claims in favor of us.

“Change in control” is generally defined under the 2012 Program as:

•                  the sale, lease or transfer of all or substantially all of our assets to other than our current shareholders, their affiliates or our management; or

•                  the acquisition by any person or group of 50% or more of our total voting stock (or of the total voting stock of any parent of the company) unless in connection with an initial public offering.

Under his employment agreement, Mr. Durbin is entitled to receive a one-time change in control bonus of $500,000 if (1) we experience a change in control, (2) Mr. Durbin remains employed with us through the date of the change in control and (3) Diamond Castle recoups its investment in the Company. For these purposes, a change in control means one or more transactions by which any person or group (other than a group involving Diamond Castle) acquires more than 50% of our voting securities or a sale or other disposition of all or substantially all of our assets to a non-affiliate of the company.

Termination by us for cause or resignation by named executive officer for other than good reason.  We are not obligated to make any cash payment or provide any continued benefits to our named executive officers if their employment was terminated by us for cause or by the named executive officer without good reason, other than the payment of accrued and unpaid base salary (and accrued but unpaid annual cash incentive bonus for Mr. Durbin) and vacation pay through the termination date.

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date (plus, for Mr. Durbin, a pro-rata portion of his annual cash incentive bonus for the year of termination) and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Termination upon disability.  In the event of termination due to disability, we are obligated to pay the named executive officer’s accrued and unpaid base salary and vacation pay through the termination date, and benefits, pay the annual cash incentive bonus otherwise earned for the year in which the termination occurred and pay his or her annual base salary and premiums at the employee rate for continued health and welfare benefits until the earlier of (1) six months following termination or (2) the date on which the named executive officer becomes entitled to long-term disability benefits under our applicable plan or program.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Tabular disclosure  Based on a hypothetical termination and/or change in control occurring on December 31, 2012, the following table describes the potential payments and benefits our named executive officers would have received upon such termination or change in control under the terms of their employment agreements in effect on December 31, 2012.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

Name	Benefits and Payments	Involuntary Termination Without Cause / Resignation for Good Reason ($)(1)		Involuntary Termination For Cause / Resignation Without Good Reason ($)(1)	Termination Due to Death ($)(1)	Termination Due to Disability ($)(2)	Additional Payment Upon Change in Control ($)(3)
William E. Saunders, Jr.
	Salary Continuation	1,300,000		—	—	325,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	17,884	(4)	—	8,942	4,471	—
	Equity Vesting	—		—	—	—	540,979
Total		1,317,884		—	8,942	329,471	540,979
Michael Durbin
	Salary Continuation	92,466		—	—	187,500	—
	Change in Control Bonus	—		—	—	—	500,000
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	2,236	(4)	—	8,942	4,471	—
	Equity Vesting	—		—	—	—	77,744
Total		94,702		—	8,942	191,971	577,744
Kyle F. Hanson
	Salary Continuation	675,000		—	—	225,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	13,413	(4)	—	8,942	4,471	—
	Equity Vesting	—		—	—	—	264,319
Total		688,413		—	8,942	229,471	264,319
Chad M. Streff
	Salary Continuation	375,000		—	—	187,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	—		—	—	—	—
	Equity Vesting	—		—	—	—	119,706
Total		375,000		—	—	187,500	119,706
Bridgette C. Roman
	Salary Continuation	275,000		—	—	137,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	6,301	(4)	—	6,301	3,151	—
	Equity Vesting	—		—	—	—	28,800
Total		281,301		—	6,301	140,651	28,800

(1)          Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2012, have been paid as of December 31, 2012, and that all annual cash incentive bonuses for 2012 have been earned and paid for 2012 as of December 31, 2012.

(2)          Assumes that continued health and welfare benefits are provided for six months.

(3)          The values reported as equity vesting in this column represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2012 Fiscal Year-End Table” upon a change in control occurring on December 31, 2012. These values represent the product of (A) the spread between the exercise price for his or her unvested equity awards and an assumed value for our common shares on December 31, 2012 of $8.40 per share (based on a recent valuation) and (B) the number of common shares subject to the accelerated award.

(4)   Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Director Compensation

During 2012, Eugene Lockhart, Lee Wright, James Frauenberg, Sr., Michael Langer, Felix Lo, Andrew Rush, David Wittels, and Eugene Schutt served as our directors. Mr. Frauenberg, Sr., resigned from our board on April 12, 2012, and Mr. Schutt joined the board on February 29, 2012.  As our only director not employed by us or our majority shareholders in 2012, whom we refer to as a “non-employee director,” Mr. Schutt received an annual director fee of $70,000 for 2012.  Mr. Schutt also was reimbursed $9,310 for expenses incurred in attending board or committee meetings.  Messrs Lockhart, Wright & Rush were also reimbursed for expenses of $6,409, $250 and $4,851, respectively, incurred in attending board or committee meetings. Under the 2012 Director Deferred Compensation Program, Mr. Schutt had the option, and exercised his option, to defer fifty percent of his 2012 compensation.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Total ($)
H. Eugene Lockhart	—	—
Lee Wright	—	—
James Frauenberg, Sr.	—	—
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
David Wittels	—	—
Eugene Schutt	70,000	70,000

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2013 regarding the beneficial ownership of our outstanding common equity, by:

•                  each person or entity known by us to beneficially own more than 5% of our outstanding common shares;

•                  each of our directors and named executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 1, 2013 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 7001 Post Road, Suite 200, Dublin, Ohio 43016.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
Diamond Castle Holdings(1)	4,806,000	53.5%
Funds managed by Golden Gate Capital(2)	1,178,214	13.1%
Check Cashing USA Holdings Inc. (3)	1,000,000	11.12%
James H. Frauenberg 1998 Trust(4)	835,800	9.3%

Executive Officers and Directors
William E. Saunders, Jr.(5)	343,362	3.7%
Kyle Hanson(6)	183,848	2.0%
Chad Streff(7)	235,760	2.6%
Michael Durbin(8)	10,654	*
Bridgette Roman(9)	11,690	*
H. Eugene Lockhart	—	—
Lee A. Wright	—	—
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Eugene Schutt	—	—
All executive officers and directors as a group	785,314	8.5%

*                 Represents less than 1%

(1)                                 Includes (a) 3,451,056 common shares held by Diamond Castle Partners IV L.P., or DCP IV, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.), (b) 1,308,600 common shares held by Diamond Castle Partners IV-A, L.P., or DCP IV-A, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.),and (c) 46,344 common shares held by Deal Leaders Fund, L.P., or DLF, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.). The manner in which the investments of DCP IV, DCP IV-A and DLF are held, and any decisions concerning their ultimate disposition, are subject to the control of an investment committee consisting of certain partners of Diamond Castle: Ari Benacerraf, Michael Ranger, Andrew Rush, and David Wittels. The investment committee is appointed by DCP IV GP, L.P. The investment committee has voting and investment power with respect to the common shares owned by DCP IV, DCP IV-A, and DLF. The address of DCP IV, DCP IV-A, and DLF is 280 Park Avenue, Floor 25E, New York, New York 10017.

(2)                                 Includes (a) 994,500 shares held by Golden Gate Capital Investment Fund II, L.P., (b) 61,800 shares held by Golden Gate Capital Investment Fund II-A, L.P., (c) 24,798 shares held by Golden Gate Capital Investment Fund II (AI), L.P., (d) 1,542 shares held by Golden Gate Capital Investment Fund II-A (AI), L.P., (e) 24,516 shares held by Golden Gate Capital Associates II-QP, L.L.C., (f) 390 shares held by Golden Gate Capital Associates II-AI, L.L.C., (g) 11,670 shares held by CCG AV, L.L.C.—Series A, (h) 39,540 shares held by CCG AV, L.L.C.—Series C, (i) 11,490 shares held by CCG AV, L.L.C.—Series G, and (j) 7,968 shares held by CCG AV, L.L.C.—Series I (the entities listed in clauses (a) through (j) above, the “Golden Gate Capital Entities”), each of which are funds managed by Golden Gate Capital. Golden Gate Capital may be deemed to be the beneficial owner of the shares owned by the Golden Gate Capital Entities, but disclaims beneficial ownership pursuant to the rules under the Exchange Act. Felix Lo does not beneficially own any of the securities owned by the Golden Gate Capital Entities. The address for the Golden Gate Capital Entities is c/o Golden Gate Private Equity, Inc., One Embarcadero Center, Ste. 3900, San Francisco, California 94111.

(3)                                 Martin Osman is the sole officer and director of Check Cashing USA Holdings, Inc. All voting shares of Check Cashing USA Holdings, Inc. are held by Mr. Osman, through a revocable trust, and accordingly, Martin Osman may be deemed to have beneficial ownership of the shares. The address for Check Cashing USA Holdings, Inc. is c/o Martin Osman, 7405 SW 13th Street, Miami, Florida 33156.

(4)                                 James H. Frauenberg is the sole trustee of the trusts which has sole voting and investment power over the shares, and accordingly Mr. Frauenberg may be deemed to have beneficial ownership of the shares. The address for the James H. Frauenberg 1998 Trust is c/o James Frauenberg, 1310 Old Stickney Point Rd., Unit EP2, Sarasota, Florida 34242.

(5)                                 Includes 203,826 shares issuable upon exercise of options all of which will be vested on or within 60 days of March 21, 2013.

(6)                                 Includes 183,848 shares issuable upon exercise of options all of which will be vested on or within 60 days of March 21, 2013.

(7)                                 Includes 10,654 shares issuable upon exercise of options, and 201,106 shares issuable upon the vesting of restricted stock units, all of which will be vested, on or within 60 days of March 1, 2013, and 24,000 share held in trust, and accordingly, deemed to be beneficially owned by him.

(8)                                 Includes 10,654 shares issuable upon exercise of options all of which will be vested on or within 60 days of March 21, 2013.

(9)                                 Includes 11,690 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 21, 2013.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our company, any sale or recapitalization or restructuring of equity or debt securities by our company and any other similar transaction. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our company falls below a certain specified percentage. For the years ended December 31, 2012, 2011, and 2010 , we paid Diamond Castle fees of $1.1 million, $1.2 million and $1.2 million, respectively, and paid Golden Gate fees of $0.3 million, $0.3 million and $0 million for each of  the years ended December 31, 2012, 2011 and 2010, respectively.

Insight Agent Agreements

In connection with offering prepaid debit card services, we entered into agent agreements with Insight, the provider of our prepaid debit card products. Insight is a wholly owned subsidiary of Insight Holding. William Saunders, our Chief Executive Officer and a director, and Kyle Hanson, our President, serve as an advisory board member of Insight Holding and Mr. Hanson, our President, previously served in such a capacity. Prior to November 2011, both Mr. Hanson and Mr. Saunders owned minority interests in Insight Holding equaling approximately 15% of the total equity thereof. In November 2011, the Company purchased Mr. Saunders’ and Mr. Hanson’s interests, along with those of other Insight Holding unit holders, and acquired a minority 22.5% ownership stake in Insight Holding. The Company paid a total of $11.25 million to acquire this ownership interest (with each of Mr. Saunders and Mr. Hanson receiving $3.75 million), a price that was established based on arms-length negotiations and, in the Company’s view, represented a reasonable, fair market value. The agent agreements between us and Insight were also negotiated on an arm’s length basis with terms that our management believes are standard for the market. During the year ended December 31, 2012, 2011 and 2010, our revenues from fees paid pursuant to this agreement were $13.0 million, $19.7 million and $9.9 million, respectively.

Registration Rights

Our shareholders have certain registration right under the Shareholders Agreement, dated as of April 29, 2011, among us and our shareholders. Diamond Castle has demand registration rights with respect to the common shares it owns. Golden Gate Capital has demand registration rights with respect to the common shares it owns upon the earlier of (i) six months after Diamond Castle consummates a demand registration and (ii) one year after the consummation of an initial public offering of our common shares. We are not obligated to effect (a) more than five demand registrations by Diamond Castle, (b) more than two demand registrations by Golden Gate Capital, (c) any demand registration unless the aggregate gross proceeds expected to received from the sale of the securities requested to be included by all registering shareholders in such demand registration are at least $50 million (unless such securities identified in the demand registration constitute all remaining securities held by the requesting shareholder) or (d) more than one demand registration during any six-month period. We may postpone the filing of a registration statement for up to 90 days no more than twice and for no more than 120 days in the aggregate in any twelve-month period if our board of directors determines in good faith that the filing would be materially detrimental to us or our ability to effect a proposed material acquisition, disposition, financing, reorganization, recapitalization or similar transaction. If we register any securities for public sale, our shareholders have piggyback registration rights under the Shareholders Agreement to include their shares in the registration, subject to specified exceptions. We must pay all expenses, except for underwriters’ discounts and selling commissions, incurred in connection with the exercise of these piggyback registration rights.

Corporate Office and Certain Branches

The property at which our corporate office is located was owned and operated by affiliates of Mr. Frauenberg, Mr. Streff and Michael Lenhart, an affiliate of certain of our shareholders. The corporate office was sold to a non-related related party on July 29, 2012. Certain properties where our branches are located are owned and operated by affiliates of Mr. Frauenberg and Mr. Lenhart. Rent paid to these related parties was $1.6 million, $1.8 million, and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Non-guarantor Subsidiary

We also have a $17.3 million in indebtedness evidenced by notes issued to the sellers of the Florida Acquisition. Some of which are stockholders of the Company as a result of the transaction. The notes are held by a subsidiary of ours that is classified as unrestricted under our senior notes, which we refer to as a non-guarantor subsidiary. This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary. The sellers of the florida acquisition are holders of three notes bearing interest at a stated rate of 10%, 10% and 0%. Cash paid during 2012 to the sellers totalled $284.

ITEM 14.                  PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey LLP (“McGladrey”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2012. Fees and expenses for services rendered by McGladrey in 2012 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Fee Category	2012

Audit Fees (1)	$751
Audit-Related Fees (2)	422
Tax Fees (3)	335
2012 Registrations and Notes Offering (4)	465
$1,973

(1)     Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, audit of a subsidiary, review of a subsidiary, review of interim financial statements included in the quarterly reports, and services normally provided in connection with statutory and regulatory filings.

(2)     Consist of fees and expenses for due diligence services in connection with our Florida and DFS acquisitions and attest services not required by statute or regulation.

(3)     Consists of fees and expenses for professional services related to tax planning and compliance services.

(4)     Consists of fees and expenses for professional services in connection with our Form S-4 registration, withdrawn Form S-1, and our 2012 Notes offering due 2020.

Pre-Approval Policy for Auditor Services

The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by the Company’s auditor in order to assure that providing such services will not impair the auditor’s independence.

The Audit Committee has the sole and direct responsibility and authority for the appointment, termination and compensation to be paid to the independent registered public accounting firm. The Committee has the responsibility to approve, in advance of the provision thereof, all audit services and permissible non-audit services to be performed by the independent registered public accounting firm as well as compensation to be paid with respect to such services.

Our Audit Committee Charter authorizes the Committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the Committee. Any decisions made by such member under delegated authority, must be presented to the full Committee at its next scheduled meeting.

PART IV

ITEM 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 13, 2011, by and among CheckSmart Financial Holdings Corp., Community Choice Financial Inc., CCFI Merger Sub I Inc., CCFI Merger Sub II Inc., the Seller Parties (as defined therein), the Seller Representative (as defined therein), CCCS Corporate Holdings, Inc., CCCS Holdings, LLC and CheckSmart Financial Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the SEC on June 22, 2012 (the “Form S-4”))

2.2

First Amendment to Agreement and Plan of Merger, dated as of April 28, 2011, by and among CheckSmart Financial Holdings Corp., Community Choice Financial Inc., CCFI Merger Sub I Inc., CCFI Merger Sub II Inc., the Seller Parties (as defined therein), the Seller Representative (as defined therein), CCCS Corporate Holdings, Inc., CCCS Holdings, LLC and CheckSmart Financial Company (incorporated by reference to Exhibit 2.2 to the Form S-4)

3.1	Articles of Incorporation of Community Choice Financial Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4)

3.2	Code of Regulations of Community Choice Financial Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4)

4.1

Indenture, dated as of April 29, 2011, among Community Choice Financial Inc., the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as trustee and collateral agent, with respect to our 10.75% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Form S-4)

4.2

Revolving Credit Agreement, dated as of April 29, 2011, among Community Choice Financial Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 4.3 to the Form S-4)

4.3	Amended and Restated Credit Agreement, dated as of April 29, 2011, by and between Insight Capital, LLC, and Republic Bank of Chicago (incorporated by reference to Exhibit 4.4 to the Form S-4)

4.4

First Modification to Amended and Restated Credit Agreement, dated as of July 31, 2011, by and between Insight Capital, LLC, and Republic Bank of Chicago (incorporated by reference to Exhibit 4.5 to the Form S-4)

4.5

First Supplemental Indenture, dated as of April 1, 2012, among Community Choice Financial Inc., the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Form S-4)

4.6

Indenture, dated as of July 6, 2012, among Community Choice Financial Inc., the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Form S-4 filed with the SEC on September 11, 2012)

10.1

Shareholders Agreement, dated as of April 29, 2011, among Community Choice Financial Inc. and the Shareholders of Community Choice Financial Inc. (incorporated by reference to Exhibit 10.1 to the Form S-4)

10.2	Community Choice Financial Inc. 2011 Management Equity Incentive Plan, effective as of April 29, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-4)*

10.3

Advisory Services and Monitoring Agreement dated as of April 29, 2011, by and among Community Choice Financial Inc., CheckSmart Financial Company, California Check Cashing Stores, LLC, Diamond Castle Holdings, LLC and GGC Administration, LLC (incorporated by reference to Exhibit 10.3 to the Form S-4)

10.4

Employment Agreement, dated as of May 1, 2006, by and between CheckSmart Financial Company and William E. Saunders, Jr., as amended three times to date, including (A) Restricted Share Award Agreement (2006 Management Equity Incentive Plan), dated as of May 1, 2006, between CheckSmart Financial Holdings Corp. and William E. Saunders, Jr., (B) Tandem Stock Option/Stock Unit Liquidity Event Award Agreement (2006 Management Equity Incentive Plan), dated as of May 1, 2006, between CheckSmart Financial Holdings Corp. and William E. Saunders, Jr. and (C) Confidentiality, Non-Competition and Intellectual Property agreement, dated as of May 1, 2006, between CheckSmart Financial Company and William E. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Form S-4)*

10.5

Employment Agreement, dated as of May 1, 2006, by and between CheckSmart Financial Company and Kyle Hanson, as amended two times to date, including (A) Option Grant Award Agreement (2006 Management Equity Incentive Plan), dated as of May 9, 2006, between CheckSmart Financial Holdings Corp. and Kyle Hanson and (B) Confidentiality, Non-Competition and Intellectual Property agreement, dated as of May 1, 2006, between CheckSmart Financial Company and Kyle Hanson (incorporated by reference to Exhibit 10.5 to the Form S-4)*

10.6

Employment Agreement, dated as of May 1, 2006, by and between CheckSmart Financial Company and Chad Streff, as amended two times to date, including (A) Stock Appreciation Right Award Agreement (2006 Management Equity Incentive Plan), dated as of May 1, 2006, between CheckSmart Financial Holdings Corp. and Chad M. Streff and (B) Confidentiality, Non-Competition and Intellectual Property agreement, dated as of May 1, 2006, between CheckSmart Financial Company and Chad Streff (incorporated by reference to Exhibit 10.6 to the Form S-4)*

10.7

Employment Agreement, dated as of January 1, 2011, by and between CheckSmart Financial Company and Michael Durbin, including (A) Option Grant Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2010, between CheckSmart Financial Holdings Corp. and Michael Durbin and (B) Confidentiality, Non-Competition and Intellectual Property agreement, dated as of January 1, 2011, between CheckSmart Financial Company and Michael Durbin (incorporated by reference to Exhibit 10.7 to the Form S-4)*

10.8

Employment Agreement, dated as of April 1, 2011, by and between Community Choice Financial Inc. and Bridgette C. Roman, including Confidentiality, Non-Competition and Intellectual Property agreement, dated as of April 1, 2011, between Community Choice Financial Inc. and Bridgette C. Roman (incorporated by reference to Exhibit 10.8 to the Form S-4)*

10.9

Option Grant Award Agreement (2006 Management Equity Incentive Plan), dated as of June 4, 2007, between CheckSmart Financial Holdings Corp. and Kyle Hanson (incorporated by reference to Exhibit 10.9 to the Form S-4)*

10.10

Form Option Grant Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, with CheckSmart Financial Holdings Corp. (incorporated by reference to Exhibit 10.10 to the Form S-4)*

10.11

Option Grant Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, between CheckSmart Financial Holdings Corp. and Bridgette Roman (incorporated by reference to Exhibit 10.11 to the Form S-4)*

10.12

Stock Appreciation Right Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, between CheckSmart Financial Holdings Corp. and Chad Streff (incorporated by reference to Exhibit 10.12 to the Form S-4)*

10.13	2012 Executive Compensation, Benefit and Severance Program (incorporated by reference to Exhibit 10.13 to the Form S-4)*

10.14	Form Option Grant Award Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to the Form S-4)*

10.15	Form Restricted Stock Unit Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Form S-4)*

10.16

Amendment to Shareholders Agreement among Community Choice Financial Inc. and the Shareholders of Community Choice Financial Inc., effective as of April 20, 2012 (incorporated by reference to Exhibit 10.16 to the Form S-4)

21.1	Subsidiaries of Community Choice Financial Inc. Incorporated

24.1	Power of Attorney with respect to Community Choice Financial Inc. (included in the signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101	Interactive Data File

*              Indicates a management contract or compensation plan or arrangement.

COMMUNITY CHOICE FINANCIAL INC.

2012 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

COMMUNITY CHOICE FINANCIAL INC

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of  Community Choice Financial Inc., an Ohio corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2012, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

IN WITNESS WHEREOF, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Eugene Lockhart	/s/ Andrew Rush
H. Eugene Lockhart, Chairman	Andrew Rush, Director

/s/ Lee Wright	/s/ Michael Langer
Lee Wright, Director	Michael Langer, Director

/s/ Felix Lo	/s/ Eugene Schutt
Felix Lo, Director	Eugene Schutt, Director

/s/ William E. Saunders, Jr.	/s/ Michael Durbin
William E. Saunders, Jr., Director/Chief Executive Officer	Michael Durbin, Chief Financial Officer