Form 10-Q
period 2013-03-31
Community Choice Financial Inc.
filed 2013-05-14
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

        There is no market for the registrant's equity. As of March 31, 2013, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2013

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$129,496	$79,044
Finance receivables, net of allowance for loan losses of $6,600 and $8,511	103,406	125,637
Short-term investments, certificates of deposit	1,113	1,113
Card related pre-funding and receivables	4,411	8,050
Other current assets	4,929	6,246
Deferred tax asset, net	3,386	5,517

Total current assets	246,741	225,607
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $530 and $603	3,003	3,286
Leasehold improvements and equipment, net	17,818	18,346
Goodwill	296,556	297,122
Other intangible assets	8,791	10,257
Security deposits	1,758	1,728
Equity method investments	6,255	6,491
Deferred debt issuance costs	12,925	13,493

Total assets	$593,847	$576,330

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of related party Florida seller notes	$2,554	$1,731
Deferred revenue	2,658	2,661
Accrued interest	19,042	8,035
Money orders payable	15,766	16,036
Accounts payable and accrued liabilities	19,662	18,602

Total current liabilities	59,682	47,065
Noncurrent Liabilities
Senior secured notes	420,000	420,000
Related party Florida seller notes	14,941	15,599
Deferred revenue	7,304	7,979
Stock repurchase obligation	1,136	1,288
Deferred tax liability, net	186	186

Total liabilities	503,249	492,117

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at March 31, 2013 and December 31, 2012	90	90
Additional paid-in capital	123,273	122,963
Retained deficit	(32,765)	(38,840)

Total stockholders' equity	90,598	84,213

Total liabilities and stockholders' equity	$593,847	$576,330

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2013 and 2012

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Finance receivable fees	$68,711	$54,560
Check cashing fees	22,216	20,186
Card fees	1,501	5,071
Other	6,523	6,132

Total revenues	98,951	85,949

Operating expenses:
Salaries and benefits	17,187	16,113
Provision for loan losses	19,089	13,337
Occupancy	6,447	5,508
Depreciation and amortization	1,617	1,556
Other	14,664	9,793

Total operating expenses	59,004	46,307

Operating gross profit	39,947	39,642

Corporate and other expenses (income)
Corporate expenses	14,761	14,356
Transaction expenses	—	519
Depreciation and amortization	2,053	1,056
Interest expense, net	12,809	11,350
(Gain) loss on equity method investments	17	(21)
Nonoperating income, related party management fees	—	(11)

Total corporate and other expenses (income)	29,640	27,249

Income before income taxes	10,307	12,393

Provision for income taxes	4,232	4,947

Net income	$6,075	$7,446

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2013

(Dollars in thousands)

(unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance, December 31, 2012	8,981,536	$90	$122,963	$(38,840)	$84,213
Stock-based compensation expense	—	—	310	—	310
Net income	—	—	—	6,075	6,075

Balance, March 31, 2013	8,981,536	$90	$123,273	$(32,765)	$90,598

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(In thousands)

(unaudited)

	Three Months Ended March31,
	2013	2012
Cash flows from operating activities
Net income	$6,075	$7,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,089	13,337
Loss on disposal of assets	12	—
(Gain) loss on equity method investments	17	(21)
Depreciation	2,032	1,900
Amortization of note discount and deferred debt issuance costs	733	518
Amortization of intangibles	1,635	712
Deferred income taxes	2,697	1,111
Change in fair value of stock repurchase obligation	(152)	—
Stock-based compensation	310	82
Changes in assets and liabilities:
Card related pre-funding and receivables	3,639	(1,532)
Other assets	1,349	(142)
Deferred revenue	(678)	(663)
Accrued interest	11,007	10,579
Money orders payable	(270)	(2,101)
Accounts payable and accrued expenses	1,060	(2,608)

Net cash provided by operating activities	48,555	28,618

Cash flows from investing activities
Net receivables repaid	3,425	13,901
Purchase of customer list intangible asset	(12)	—
Purchase of leasehold improvements and equipment	(1,516)	(755)

Net cash provided by investing activities	1,897	13,146

Net increase in cash and cash equivalents	50,452	41,764
Cash and cash equivalents:
Beginning	79,044	65,635

Ending	$129,496	$107,399

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio. As of March 31, 2013, the Company owned and operated 491 stores in 14 states and had an internet presence in 19 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, title loans, medium term loans and other services that address the specific needs of our individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of Community Choice Financial Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012 in our Form 10-K. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2013. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on income or stockholders' equity.

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

        Revenue recognition:    Transactions include loans, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk.

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

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended from an average of approximately 17 days to approximately four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,279 of the $118,190 of total receivables at March 31, 2013 and $1,578 of the $144,026 of total receivables at December 31, 2012.

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

        Allowance for loan losses:    Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience, contractual delinquency of certain medium-term loans, overall portfolio quality, current economic conditions that may affect the borrower's ability to pay and management's judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are 60 days past due. For medium term loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are 90 days past due.

        For title loans that are 30 days in duration, the Company's policy requires that balances be charged off when accounts are 30 days past due. For title loans that have terms ranging from 60 days to 1 year, the Company's policy dictates that balances be charged off when accounts are 60 days past due. For title loans that have terms of greater than 1 year, the Company's policy requires that balances be charged off when accounts are 90 days past due.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Card related pre-funding and receivables:    The Company acts as an agent for an entity marketing prepaid debit cards. Pursuant to the Company's agreement, the Company is required to pre-fund certain card activity. The Company is also the beneficiary of certain receivables resulting from its card sales which relate to the commissions earned from this entity payable according to negotiated terms.

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

        The Company's other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over 5 years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended March 31, 2013, and 2012 was $1,478 and $424, respectively

        Equity method investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

        The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"). The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        In December 2012, the Company recorded a $4,097 impairment to the equity investment in Insight Holdings Company, LLC ("Insight Holdings") reflecting a reduction in expected financial performance as a result of changes to Insight Holdings' product offerings.

        Deferred debt issuance costs:    Deferred debt issuance costs are amortized on the interest method of accounting over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of income.

        Deferred revenue:    The Company's deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company's branches. The deferred revenue is recognized over the contract period on a straight-line basis.

        Deferred rent:    The Company leases premises under agreements which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the Company had a liability of $818 and $848, respectively, related to deferred rent expense.

        Advertising costs:    Costs incurred for producing and communicating advertising, acquiring customer leads and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising expense was $1,906 and $947 for the three months ended March 31, 2013 and 2012, respectively.

        Operating expenses:    The direct costs incurred in operating the Company's operations have been classified as operating expenses. Operating expenses include salaries and benefits of operations employees, internet operations, loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs. District and regional managers' salaries are included in corporate expenses.

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

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau "CFPB" and granted it the authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. On January 4, 2012, President Obama appointed Richard Cordray as Director of the Consumer Financial Protection Bureau. With this appointment, the CFPB now has the power and authority to oversee non-bank financial institutions as was provided for in the Dodd-Frank Act.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, and short-term investments. For all such instruments, other than the senior secured notes, notes payable, and stock repurchase obligation at March 31, 2013 and December 31, 2012, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") and our 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was $17,495 at March 31, 2013 was determined based on applicable market yields of similar debt.

        The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	March 31, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$129,496	$129,496	1
Finance receivables	106,409	106,409	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	372,288	1
12.75% Senior secured notes	25,000	25,000	1
Related party Florida seller notes	17,495	17,495	2
Stock repurchase obligation	1,136	1,136	3

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

	December 31, 2012
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$79,044	$79,044	1
Finance receivables	128,923	128,923	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	1
Related party Florida seller notes	17,330	17,330	2
Stock repurchase obligation	1,288	1,288	3

        Recent Accounting Pronouncements    In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC 350, Intangibles—Goodwill and Other. If a company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which improves the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-05"), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company's results of operations, financial condition, or other comprehensive income.

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after March 31, 2013) through the issuance date of May 14, 2013 as disclosed in Note 18.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Short-term consumer loans	$82,553	$102,913
Medium-term loans	13,314	14,855
Title loans	22,323	26,258

Gross receivables	118,190	144,026
Unearned advance fees, net of deferred loan origination costs	(4,651)	(5,989)

Finance receivables before allowance for loan losses	113,539	138,037
Allowance for loan losses	(7,130)	(9,114)

Finance receivables, net	$106,409	$128,923

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2013 are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 3/31/2013	Finance Receivables 3/31/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$11,529	$(34,841)	$22,040	$3,072	$82,553	3.72%
Medium-term loans	3,077	2,355	(3,367)	657	2,722	13,314	20.44%
Title loans	1,693	1,116	(7,197)	5,724	1,336	22,323	5.98%

	$9,114	$15,000	$(45,405)	$28,421	$7,130	$118,190	6.03%

        The provision for loan losses for the three months ended March 31, 2013 also includes losses on tax loans of $4, and losses from returned items from check cashing of $1,924.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2012 are as follows:

	Balance 1/1/2012	Provision	Charge-Offs	Recoveries	Balance 3/31/2012	Finance Receivables 3/31/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,504	$7,052	$(25,715)	$18,079	$1,920	$69,144	2.78%
Medium-term loans	2,018	3,051	(4,021)	1,047	2,095	15,788	13.27%
Title loans	1,104	1,241	(3,197)	1,850	998	17,297	5.77%

	$5,626	$11,344	$(32,933)	$20,976	$5,013	$102,229	4.90%

        The provision for loan losses for the three months ended March 31, 2012 also includes card losses of $57, losses on tax loans of $314, and losses from returned items from check cashing of $1,002.

        Changes in the accrual for third-party lender losses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$392	$157
Provision for loan losses	2,161	620
Charge-offs, net	(1,782)	(630)

Balance, end of period	$771	$147

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $3,412 and $5,801 at March 31, 2013 and 2012, respectively.

        Through our acquisition of an internet company, Direct Financial Solutions ("the DFS acquisition"), the Company acquired a subsidiary that acts as a credit service organization.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The aging of receivables at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
Current finance receivables	$113,687	96.2%	$138,451	96.1%
Past due finance receivables (1 - 30 days)
Medium-term loans	1,439	1.2%	1,597	1.1%
Title loans	1,796	1.5%	2,268	1.6%

Total past due finance receivables (1 - 30 days)	3,235	2.7%	3,865	2.7%

Past due finance receivables (31 - 60 days)
Medium-term loans	823	0.7%	996	0.7%
Title loans	264	0.2%	450	0.3%

Total past due finance receivables (31 - 60 days)	1,087	0.9%	1,446	1.0%

Past due finance receivables (61 - 90 days)
Medium-term loans	103	0.1%	167	0.1%
Title loans	78	0.1%	97	0.1%

Total past due finance receivables (61 - 90 days)	181	0.2%	264	0.2%

Total delinquent	4,503	3.8%	5,575	3.9%

	$118,190	100.0%	$144,026	100.0%

Note 3. Related Party Transactions and Balances

        On May 1, 2006, the Company entered into an Advisory Services and Monitoring Agreement with an affiliate of the majority stockholder, which was subsequently amended. A quarterly fee is paid in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. Total fees paid pursuant to this agreement for the three months ended March 31, 2013 and 2012 was $351 and $363, respectively.

        The Company has a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting functions to these parties. Management fee revenue from related parties for the three months ended March 31, 2013 and 2012 was $-0- and $11, respectively. The Company's payroll department provided payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party and all personal use of the aircraft is reimbursed to the Company. Total rent paid to these related parties for usage of the aircraft for the three months

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

ended March 31, 2013 and 2012 was $-0- and $27, respectively, and are included with corporate expenses on the consolidated statements of income.

        Certain branches of the Company are owned by related parties and leased from the related party. The corporate office was owned by a related party and sold to a non-related party on July 29, 2012. Rent paid to the related parties was $283 and $458 for the three months ended March 31, 2013 and 2012, respectively, and is included with corporate expense on the consolidated statements of income.

        Members of management had a noncontrolling, minority interest in a card program managing company until November 2011 when the Company purchased a 22.5% interest in Insight Holdings. The interest was purchased from the owners of Insight Holdings, two of which are management of the Company. The total purchase price of the 22.5% was $11,250, of which $7,500 was purchased directly from the members of management of the Company. As of March 31, 2013 and December 31, 2012, the Company, as an agent for the card program managing company had made net prepayments of $4,411 and $8,050, respectively, to the card program managing company for various items related to a product offering of the Company. These prepayments are included as card related pre-funding and receivables on the balance sheet. The Company agreed to make available to Insight Holdings a revolving credit facility of $3,000, which as of March 31, 2013 had not been made available to use.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as a related party transaction due to the sellers of the Florida acquisition, and recipients of the notes, being shareholders of the Company. See Note 9 for a description of the Florida acquisition.

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Goodwill	$296,556	$297,122

Other intangible assets:
Non-compete agreements	$821	$941
Trade names	3,203	3,400
Customer lists	3,604	4,559
Internally developed software	1,163	1,357

	$8,791	$10,257

        The Company conducted its annual test for impairment of goodwill as of December 31, 2012 for both retail financial and internet services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

        The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 4. Goodwill and Other Intangible Assets (Continued)

estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported in these financial statements was approximately $31,237 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the three months ended March 31, 2013 and 2012 was $566 and $521, respectively. The effect of the tax benefits for each subsequent quarter is expected to be $566 and will result in future reductions to the carrying amount of goodwill.

        The amount of book goodwill at the acquisition date of CCCS exceeded the amount of tax goodwill by approximately $46,907. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

        Intangible amortization expense for the three months ended March 31, 2013 and 2012 was $1,478 and $424, respectively.

Note 5. Pledged Assets and Debt

        Senior secured notes payable and credit lines at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2014, collateralized by all of Insight Capital, LLC's assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, collateralized by all Company assets	—	—
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with with principal due April 2019 ("2019 Notes")	395,000	395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with with principal due May 2020 ("2020 Notes")	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of March 31, 2013, we were in compliance with these covenants.

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The Company selected the alternate base rate option for advances under this credit facility during 2012 and 2013.

        The 3-month LIBOR rate at March 31, 2013 and December 31, 2012 was 0.29% and 0.31%, respectively, and the prime rate was 3.25% at March 31, 2013 and December 31, 2012.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The initial discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $165 for the three months ended March 31, 2013.

        The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The credit agreement governing our non-guarantor secured term related party Florida seller notes due 2016 contains covenants that limit the ability of our non-guarantor subsidiaries to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants are evaluated quarterly. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. As of March 31, 2013, we were in compliance with these covenants. The related party Florida seller notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        A forbearance agreement was signed on September 28, 2012 for the related party Florida seller $1,500 note in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower's failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        Non-guarantor notes payable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,529	$7,500
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	8,682	8,645
$1,500 non-guarantor term note, secured, 0%, quarterly principal and interest payments, August 2016	1,284	1,185

	17,495	17,330
Less current maturities	2,554	1,731

Long-term portion	$14,941	$15,599

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$1,305	$2,461
Accrued payroll and benefits	3,180	3,513
Compensated absences	1,702	1,310
Wire transfers payable	4,462	4,816
Accrual for third-party losses	771	392
Income taxes payable	1,590	129
Deferred rent	818	848
Other	5,834	5,133

	$19,662	$18,602

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Concentrations of Credit Risks (Continued)

        The following table summarizes the allocation of the portfolio balance by state at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$11,468	9.7%	$14,024	9.7%
Arizona	10,864	9.2	13,391	9.3
California	24,987	21.1	27,291	19.0
Florida	6,066	5.1	7,557	5.3
Idaho	1,150	1.0	1,499	1.0
Illinois	2,129	1.9	2,906	2.0
Indiana	3,791	3.2	5,465	3.8
Kansas	1,747	1.5	2,056	1.4
Kentucky	2,364	2.0	3,042	2.1
Michigan	3,245	2.7	3,942	2.7
Missouri	2,250	1.9	2,675	1.9
Ohio	34,172	28.9	43,560	30.2
Oregon	755	0.6	1,047	0.7
Utah	3,035	2.6	3,708	2.6
Virginia	8,767	7.4	10,494	7.3
Other internet segment states	1,400	1.2	1,369	1.0

Total	$118,190	100.0%	$144,026	100.0%

        The other internet segment states are: Alaska, Delaware, Hawaii, Louisiana, Minnesota, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Washington, Wisconsin, and Wyoming.

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

Note 9. Business Combinations

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        The first note is for $9,000, bears interest at 10% and is due in August 2016. The second note is for $8,000, bears interest at 10% and is due upon the completion of an IPO or August 2016, whichever occurs first. The third note is for $1,500, bears no stated interest and is due August 2016. The fair value of these related party Florida seller notes was determined to be $17,223 using a discounted cash flow methodology and an estimated market interest rate of 12.75%. The fair value of the 1 million shares of common stock issued to the sellers was determined utilizing both a discounted cash flow and guideline company valuation methodologies. A forbearance agreement was signed on September 28, 2012 for the related party Florida seller $1,500 note in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower's failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

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

$22,385

Note 10. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. CCFI amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of March 31, 2013.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated. No options were outstanding prior to May 1, 2006.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At March 31, 2013, there were a total of 1,333,518 additional shares available for grant under the Plan.

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

        For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation costs in the amount of $310 and $82, respectively. As of March 31, 2013 and December 31, 2012, unrecognized stock-based compensation costs to be recognized over future periods approximated $3,554 and $3,864, respectively. At March 31, 2013, the remaining unrecognized compensation expense is $1,813 for certain awards that vest solely upon a change in control and $1,741 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $1,741 is expected to be recognized over a weighted-average period of 1.9 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $-0- for the three months ended March 31, 2013 and 2012.

        Stock option activity for the three months ended March 31, 2013 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	1,280,154	$7.88	7.0	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2013	1,280,154	$7.88	6.7	N/A

Exercisable at March 31, 2013	489,828	$7.86	5.9	$827

Vested or expected to vest at March 31, 2013	709,908	$8.52	6.8	$827

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        Restricted stock unit (RSU) activity for the three months ended March 31, 2013 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	35,130	$13.51	2.1	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2013	35,130	$13.51	1.9	N/A

Exercisable at March 31, 2013	11,710	$13.51	1.9	$108

Vested or expected to vest at March 31, 2013	35,130	$13.51	1.9	$323

        Stock appreciation rights activity for the three months ended March 31, 2013 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	292,944	$—	4.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2013	292,944	$—	4.3	N/A

Exercisable at March 31, 2013	201,108	$—	3.9	$260

Vested or expected to vest at March 31, 2013	201,108	$—	3.9	$260

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Business Segment (Continued)

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended March 31, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$565,290		$28,557		$593,847
Goodwill	283,295		13,261		296,556
Other Intangible Assets	5,268		3,523		8,791
Total Revenues	$89,948	100.0%	$9,003	100.0%	$98,951	100.0%
Provision for Loan Losses	15,303	17.0%	3,786	42.1%	19,089	19.3%
Other Operating Expenses	36,423	40.5%	3,492	38.7%	39,915	40.3%
Operating Gross Profit (loss)	38,222	42.5%	1,725	19.2%	39,947	40.4%
Interest Expense, net	12,809	14.2%	—	0.0%	12,809	12.9%
Depreciation and Amortization	1,442	1.6%	611	6.8%	2,053	2.1%

        The internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore information for the three months ended March 31, 2012 is not provided.

Note 12. Income Taxes

        Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The Company's annual effective income tax rates for the three months ended March 31, 2013 and 2012 were 41.1% and 39.9%, respectively. The Company had no liability recorded for unrecognized tax benefits at March 31, 2013 and December 31, 2012.

Note 13. Transactions with Variable Interest Entities

        The Company has a debt-buying arrangement with the lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management's estimation of anticipated purchases based on expected losses in the lender's portfolio. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $16 and $231 as of March 31, 2013 and December 31, 2012, respectively. The Company has determined that the vendor is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2013 or 2012.

        The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. The Company has determined that Insight Holdings is a VIE but that the Company is not the primary beneficiary of this VIE, and therefore, has not consolidated Insight during the three months ended March 31, 2013. The investment in Insight is accounted for under the equity method.

        DFS conducts business through a wholly owned subsidiary licensed as a CSO under Texas law. In connection with operating as a CSO, the Company entered into a limited agency agreement with an unaffiliated third-party lender. The agreement governs the terms by which the Company refers

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Transactions with Variable Interest Entities (Continued)

customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $755 and $161 as of March 31, 2013 and December 31, 2012, respectively. The Company has determined that the lender is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender.

Note 14. Optional Card Feature

        An optional feature available to some customers who signed up for a prepaid debit card through the Company, as Agent for Insight Card Services, was the ability to have a third-party lender unrelated to the customer direct loan proceeds on to the customer's card. The Company purchased a participation in these loans which was recorded in the finance receivables. The optional card feature was terminated in the second quarter of 2012.

Note 15. Equity Method Investment

        The Company is accounting for the investment in Insight Holdings, a 22.5% owned affiliate, by the equity method of accounting under which the Company's share of the net income of the affiliate is recognized as income in the Company's statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

        The Company's share of the loss of Insight Holdings for the three months ended March 31, 2013 was $15. The carrying value of the Company's investment in Insight Holdings is $6,254 which is comprised of $1,016 of implied goodwill, $5,101 of net implied intangible assets and $137 of equity in the net assets of Insight Holdings. Amortization expense recognized on implied intangible assets associated with the investment in Insight Holdings for the three months ended March 31, 2013 and 2012 was $157 and $288, respectively.

        The Company's share of the loss of Latin Card for the three months ended March 31, 2013 was $2. The carrying value of the Company's investment in Latin Card is $1 as of March 31, 2013.

Note 16. Supplemental Guarantor Information

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

Note 16. Supplemental Guarantor Information (Continued)

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

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. All of the Company's guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several. There were no non-guarantor subsidiaries as of or for the three months ended March 31, 2012.

        Three of our non-guarantor subsidiaries are classified as Restricted Subsidiaries as described in the indentures governing the Company's 2019 notes and 2020 notes. The assets, revenues and expenses of such subsidiaries were immaterial for the periods presented.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$114,181	$15,315	$—	$129,496
Finance receivables, net	—	99,331	4,075	—	103,406
Short-term investments, certificates of deposit	—	1,113	—	—	1,113
Card related pre-funding and receivables	—	4,411	—	—	4,411
Other current assets	—	13,539	86	(8,696)	4,929
Deferred tax asset, net	—	3,386	—	—	3,386

Total current assets	—	235,961	19,476	(8,696)	246,741
Noncurrent Assets
Investment in Subsidiaries	366,168	25,848	—	(392,016)	—
Finance receivables, net	—	3,003	—	—	3,003
Leasehold improvements and equipment, net	—	16,214	1,604	—	17,818
Goodwill	—	266,384	30,172	—	296,556
Other intangible assets	—	5,778	3,013	—	8,791
Security deposits	—	1,690	68	—	1,758
Equity method investments	—	6,255	—	—	6,255
Deferred debt issuance costs	12,900	25	—	—	12,925

Total assets	$379,068	$561,158	$54,333	$(400,712)	$593,847

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of related party Florida seller notes	$—	—	$2,554	$—	$2,554
Deferred revenue	—	2,658	—	—	2,658
Accrued interest	19,035	—	7	—	19,042
Money orders payable	—	15,768	(2)	—	15,766
Accounts payable and accrued liabilities	—	18,736	9,622	(8,696)	19,662

Total current liabilities	19,035	37,162	12,181	(8,696)	59,682
Noncurrent Liabilities
Senior secured notes	420,000	—	—	—	420,000
Related party Florida seller notes	—	—	14,941	—	14,941
Deferred Revenue	—	7,304	—	—	7,304
Stock repurchase obligation	—	—	1,136	—	1,136
Deferred tax liability, net	—	186	—	—	186

Total liabilities	439,035	44,652	28,258	(8,696)	503,249

Stockholders' Equity	(59,967)	516,506	26,075	(392,016)	90,598

Total liabilities and stockholders' equity	$379,068	$561,158	$54,333	$(400,712)	$593,847

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,093	$7,951	$—	$79,044
Finance receivables, net	—	120,587	5,050	—	125,637
Short-term investments, certificates of deposit	—	1,113	—	—	1,113
Card related pre-funding and receivables	—	8,050	—	—	8,050
Other current assets	—	6,065	181	—	6,246
Deferred tax asset, net	—	5,517	—	—	5,517

Total current assets	—	212,425	13,182	—	225,607
Noncurrent Assets
Investment in Subsidiaries	366,168	25,922	—	(392,090)	—
Finance receivables, net	—	3,286	—	—	3,286
Leasehold improvements and equipment, net	—	16,876	1,470	—	18,346
Goodwill	—	266,950	30,172	—	297,122
Other intangible assets	—	6,557	3,700	—	10,257
Security deposits	—	1,663	65	—	1,728
Equity method investments	—	6,491	—	—	6,491
Deferred debt issuance costs	13,465	28	—	—	13,493

Total assets	$379,633	$540,198	$48,589	$(392,090)	$576,330

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of related party Florida seller notes	$—	—	$1,731	$—	$1,731
Deferred revenue	—	2,661	—	—	2,661
Accrued interest	7,602	—	433	—	8,035
Money orders payable	—	14,941	1,095	—	16,036
Accounts payable and accrued liabilities	—	16,419	2,183	—	18,602

Total current liabilities	7,602	34,021	5,442	—	47,065
Noncurrent Liabilities
Senior secured notes	420,000	—	—	—	420,000
Related party Florida seller notes	—	—	15,599	—	15,599
Deferred Revenue	—	7,979	—	—	7,979
Stock repurchase obligation	—	—	1,288	—	1,288
Deferred tax liability, net	—	186	—	—	186

Total liabilities	427,602	42,186	22,329	—	492,117

Stockholders' Equity	(47,969)	498,012	26,260	(392,090)	84,213

Total liabilities and stockholders' equity	$379,633	$540,198	$48,589	$(392,090)	$576,330

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Revenues:
Finance receivable fees	$—	$66,663	$2,048	$68,711
Check cashing fees	—	19,789	2,427	22,216
Card fees	—	1,435	66	1,501
Other	—	5,780	743	6,523

Total revenues	—	93,667	5,284	98,951

Operating expenses:
Salaries and benefits	—	15,640	1,547	17,187
Provision for loan losses	—	18,403	686	19,089
Occupancy	—	5,704	743	6,447
Depreciation and amortization	—	1,550	67	1,617
Other	—	13,563	1,101	14,664

Total operating expenses	—	54,860	4,144	59,004

Operating gross profit	—	38,807	1,140	39,947

Corporate expenses	—	14,595	166	14,761
Depreciation and amortization	—	1,356	697	2,053
Interest expense, net	12,006	213	590	12,809
Loss on equity method investments	—	17	—	17

Total coporate and other expenses	12,006	16,181	1,453	29,640

Income (loss) before income taxes	(12,006)	22,626	(313)	10,307

Provision (benefit) for income taxes	(4,930)	9,291	(129)	4,232

Net income (loss)	$(7,076)	$13,335	$(184)	$6,075

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended March 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$4,928	$36,341	$7,286	$48,555

Cash flows from investing activities
Net receivables repaid	—	3,136	289	3,425
Purchase of customer list intangible	—	(12)	—	(12)
Purchase of leasehold improvements and equipment	—	(1,305)	(211)	(1,516)

Net cash used in investing activities	—	1,819	78	1,897

Cash flows from financing activities
Intercompany activities	(4,928)	4,928	—	—

Net cash used in financing activities	(4,928)	4,928	—	—

Net increase in cash and cash equivalents	—	43,088	7,364	50,452
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044

Ending	$—	$114,181	$15,315	$129,496

Note 18. Subsequent Events

        On April 1, 2013, the Company made available a line of credit to our equity investee, Insight Holdings. Insight Holdings may borrow up to $3,000 subject to certain availability calculations. The line of credit bears interest at the rate of 6.0% per year and is secured by the members' interest and assets of Insight Holdings. The Company has not yet completed the analysis under ASC 810.

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

        Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, including integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

        Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, title loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of March 31, 2013, we operated 491 retail storefront locations across 14 states. The

Company also offers short-term consumer loans via our acquisition of Direct Financial Solutions, LLC ("DFS"), which services customers in 22 states.

        Over each of the past three years, we increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic, and an expanding product set to address a larger share of our customers' financial needs. Our overall revenue has expanded as we have executed on our retail model, which has increased incremental revenue from our existing store base, and expanded our distribution channels. As part of our retail model, we strive to invest in premier locations and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

        FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of DFS, a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We believe that our ability to execute on our retail model generates higher per store revenue as compared to our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we have integrated acquisitions into our operations. Over 30% of our customers learn about our products and services and come to our stores as a result of a referral. Acquisitions allow us to leverage an established customer base which continues to use the acquired stores and generate word-of-mouth marketing as we implement our retail model at the stores, as a source of referrals. Acquisitions have also provided us an existing market presence which we have been able to build upon through expanding the acquired stores' product offerings. Our internet presence provides an additional channel to complement our store retail model.

        Our recent acquisitions include:

  •
  Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida (the "Florida acquisition") for a purchase price of $40.4 million subject to certain post-closing adjustments based on the fair value of the total consideration of the Florida acquisition. The assets acquired in such acquisition and $17.2 million in debt and $1.2 million in stock repurchase obligation incurred for the acquisition are held by our subsidiary that is an unrestricted subsidiary under our existing debt instruments. This retail consumer finance company operated 54 stores in South Florida markets.

  •
  DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of DFS and its subsidiaries (the "DFS Acquisition"). The purchase price was $22.4 million. DFS offered short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity and established our internet segment. This additional retail channel will enables us to efficiently reach consumers not fully served by our existing retail locations.

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2012 and the first three months of 2013.

	Year Ended December 31, 2012	Quarter Ended March 31, 2013
# of Locations
Beginning of Period	435	491
Acquired	54	—
Opened	7	—
Closed	5	—

End of Period	491	491

Number of states served by our internet operations at period end	19	22

        The following table provides the geographic composition of our physical locations as of December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
Alabama	22	22
Arizona	43	43
California	159	159
Florida	61	61
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	13	13
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Utah	10	10
Virginia	22	22

	491	491

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Missouri, Nevada, North Dakota, Rhode Island, South Dakota, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau ("CFPB") and granted it the authority to regulate companies that provide consumer financial services. The CFPB became operative in July of 2011. It has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders. The CFPB began examinations of payday lenders in 2012 and examined us starting in April 2012. While we do not anticipate any material changes to our commercial operations as a result of our examination, we have not received a final examination report and remain in dialogue with the CFPB regarding the examination.

        We believe that our ability to develop legal and financially viable products and services, as the regulatory environment evolves, is one of our competitive strengths.

Product Characteristics and Mix

        As we introduce new products throughout our markets and expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our title loan offerings tend to have longer maturities than our short-term consumer loan offerings. In addition, the shift in mix to more medium-term loans results in a higher loan loss reserve as a result of the nature of medium-term loans as compared to short-term loans. We believe that our prepaid debit card direct deposit offering has reduced some of our check cashing fees, however, we believe that establishing our Insight prepaid debit card as an alternative to check cashing should lengthen the customer relationship and increase associated revenue over time.

Expenses

        Our operating expenses related primarily to the operation of our stores, including salaries and benefits for employees, store occupancy costs, internet advertising, loan loss provisions, returns and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders.

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will continue to benefit from increased economies of scale as we grow our business. Our efficient corporate cost structure is evident as revenue has grown 15.1% for the three months ending March 31, 2013 as compared to the same period in 2012 while controllable corporate expenses have been flat over the same periods and have decreased as a percentage of revenue from 16.2% to 14.6% from the first three months ending March 31, 2012 and 2013, respectively.

Critical Accounting Policies

        Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, which management considers critical, include valuation of our net finance receivables, stock based compensation, equity investments, goodwill and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management's control.

        Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

        Finance receivables consist of three categories of receivables: short-term consumer loans, medium-term loans and title loans.

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

        Medium-term loan products typically range from $.1 to $2.5, and are evidenced by a promissory note with a maturity between six months and 24 months. These loans vary in their structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances we previously also purchased loan participations in a third-party lender's loan portfolio that are classified as medium-term finance receivables.

        Title loan products typically range from $.75 to $2.5, and are evidenced by a promissory note with a maturity between one and 24 months. The loan may be secured with a lien on the customer's vehicle title. The risk characteristics of secured loans primarily depend on the markets in which we operate and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its payments.

        In some instances we maintain debt-purchasing arrangements with third-party lenders. We accrue for this obligation through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2012 and March 31, 2013 was $128.9 million and $106.4 million, respectively. The allowance for loan losses, net of unearned advance fees, as of December 31, 2012 and March 31, 2013 was $9.1 million and $7.1 million, respectively. At December 31, 2012 and March 31, 2013, the allowance for loan losses was 6.6% and 6.3% of finance receivables, net of unearned advance fees, reflecting a lower mix of medium-term and title loans during the three month period ended March 31, 2013, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2012 and March 31, 2013 are as follows (in thousands):

	December 31, 2012	March 31, 2013
Finance Receivables, net of unearned advance fees	$138,037	$113,539
Less: Allowance for loan losses	9,114	7,130

Finance Receivables, Net	$128,923	$106,409

        The total changes to the allowance for loan losses for the three months ended March 31, 2012 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2012	2013
Allowance for loan losses
Beginning of Year	$5,626	$9,114
Provisions for loan losses	11,344	15,000
Charge-offs, net	(11,957)	(16,984)

End of Year	$5,013	$7,130

Allowance as a percentage of finance receivables, net of unearned advance fees	5.1%	6.3%

        The provision for loan losses for the three months ended March 31, 2012 and 2013 includes losses from returned items from check cashing of $1.0 million and $1.9 million, respectively, card losses of $0.1 million and zero, respectively, and third party lender losses of $0.6 million and $2.2 million, respectively.

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

        One of the methods that management employs in the review of such assets uses estimates of future cash flows. If the carrying value of it is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value. For equity method investments, an impairment charge is recorded if the decline in value is other than temporary. Management believes that its estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could impact the estimated value of such assets.

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the three months ended March 31, 2012 and 2013.

        In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings.

Income Taxes

        We record income taxes as applicable under GAAP. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. We have not recorded any valuation allowances.

        Primarily as a result of the acquisition of CheckSmart and CCCS, in 2006 by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $26.3 million to result in cash tax savings of approximately $10.5 million at the expected combined rate of 40% for fiscal year 2013. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries

        For the three months ended March 31, 2013, we had four non-guarantor subsidiaries, one of which is classified as an "Unrestricted Subsidiary" under our outstanding debt instruments and credit agreement. The assets, revenues and expenses of such non-Guarantor subsidiaries that are Restricted Subsidiaries under the senior notes were immaterial for the three months ended March 31, 2013. As of and for the three months ended March 31, 2013, our non-Guarantor subsidiaries including our unrestricted subsidiary had total current assets of $19.5 million, total revenues of $5.3 million, total operating expenses of $4.1 million and a net loss of $0.3 million. For more information, see Note 16 to the unaudited financial statements for the three months ended March 31, 2013, which are included elsewhere in this Form 10-Q.

Results of Operations

Three Months ended March 31, 2012 Compared to Three Months Ended March 31, 2012

        The following table sets forth key operating data for our operations for the three months ended March 31, 2012 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Total Revenues	$85,949	$98,951	$13,002	15.1%	100.0%	100.0%
Operating Expenses
Salaries and benefits	16,113	17,187	1,074	6.7%	18.8%	17.4%
Provision for losses	13,337	19,089	5,752	43.1%	15.5%	19.3%
Occupancy	5,508	6,447	939	17.0%	6.4%	6.5%
Depreciation and amortization (store-level)	1,556	1,617	61	3.9%	1.8%	1.6%
Other operating expenses	9,793	14,664	4,871	49.7%	11.4%	14.8%

Total Operating Expenses	46,307	59,004	12,697	27.4%	53.9%	59.6%

Income from Operations	39,642	39,947	305	0.8%	46.1%	40.4%

Corporate and other expenses
Corporate expenses	13,961	14,427	466	3.3%	16.2%	14.6%
Transaction expenses	519	—	(519)	-100.0%	0.6%	0.0%
Depreciation and amortization (corporate)	1,056	2,053	997	94.4%	1.2%	2.1%
Sponsor Management Fee	363	351	(12)	-3.3%	0.4%	0.4%
Interest	11,350	12,809	1,459	12.9%	13.2%	12.9%
Income Tax Expense	4,947	4,232	(715)	-14.5%	5.8%	4.3%

Total corporate and other expenses	32,196	33,872	1,676	5.2%	37.5%	34.2%

Net Income	7,446	6,075	(1,371)	-18.4%	8.7%	6.1%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended March 31, 2012 and 2013 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended March 31
	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings) (in thousands)	$383,072	$462,095
Number of loan transactions (in thousands)	941	1,107
Average new loan size	$407	$417
Average fee per new loan	$46.19	$51.06
Loan loss provision	$7,052	$11,529
Loan loss provision as a percentage of loan volume	1.84%	2.49%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$633,459	$742,403
Number of checks cashed (in thousands)	1,306	1,421
Face amount of average check	$485	$522
Average fee per check	$15.46	$15.63
Returned check expense	$1,002	$1,924
Returned check expense as a percent of face amount of checks cashed	0.16%	0.26%

	As of and for the Three Months Ended March 31
	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$11,926	$10,464
Number of loans outstanding	20,699	22,138
Average principle outstanding	$576	$473
Weighted average monthly percentage rate	18.3%	20.5%
Allowance as a percentage of finance receivables	13.3%	20.4%
Loan loss provision	$3,051	$2,355
Title Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$14,149	$19,680
Number of loans outstanding	13,822	18,403
Average principle outstanding	$1,024	$1,069
Weighted average monthly percentage rate	12.5%	13.1%
Allowance as a percentage of finance receivables	5.8%	6.0%
Loan loss provision	$1,241	$1,116

Operating Metrics

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$42,226	$54,658	$12,432	29.4%	49.1%	55.2%
Medium-term Loans	6,328	6,236	(92)	(1.5)%	7.4%	6.3%
Check Cashing Fees	20,186	22,216	2,030	10.1%	23.5%	22.5%
Prepaid Debit Card Services	5,071	1,501	(3,570)	(70.4)%	5.9%	1.5%
Title Loan Fees	6,006	7,817	1,811	30.2%	7.0%	7.9%
Other Income	6,132	6,523	391	6.4%	7.1%	6.6%

Total Revenue	$85,949	$98,951	$13,002	15.1%	100.0%	100.0%

        For the three months ended March 31, 2013, total revenue increased by $13.0 million, or 15.1%, compared to the same period in 2012. The majority of this growth was created through the DFS and Florida acquisitions.

        We acquired our internet company, DFS, on April 1, 2012. Through new customer acquisition, we have been successful in achieving quarterly revenue growth since the acquisition.

        Revenue generated from short-term consumer loan fees and interest for the three months ended March 31, 2013 increased $12.4 million, or 29.4%, compared to the same period in 2012. The DFS acquisition and the growth achieved through the Florida acquisition are the primary drivers of short-term consumer loan growth. Revenue generated from short-term consumer loan fees and interest for the three months ended March 31, 2013, rose from 49.1% to 55.2% of revenue, compared to the same period in 2012, as a result of the addition of our internet segment.

        Revenue generated from check cashing for the three months ended March 31, 2013 increased $2.0 million, or 10.1%, compared to the same period in 2012 primarily due to the Florida acquisition. Representing 22.5% of our revenue, we do not expect this to be a growth avenue for the Company, but an offering which we leverage to drive traffic, creating and enhancing customer relationships.

        Revenue from prepaid debit card services during the three months ended March 31, 2013 decreased by $3.6 million, or 70.4% as compared to the same period in 2012. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit through linking the card with different credit related features offered by a third party.

        Revenue generated from title loan fees for the three months ended March 31, 2013 increased $1.8 million, or 30.2%, compared to the same period in 2012. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$16,113	$17,187	$1,074	6.7%	18.7%	17.4%
Provision for Loan Losses	13,337	19,089	5,752	43.1%	15.5%	19.3%
Occupancy	5,508	6,447	939	17.0%	6.4%	6.5%
Depreciation & Amortization (Store-level)	1,556	1,617	61	3.9%	1.8%	1.6%
Advertising & Marketing	975	2,169	1,194	122.5%	1.1%	2.2%
Bank Charges	1,009	1,136	127	12.6%	1.2%	1.1%
Store Supplies	795	705	(90)	(11.3)%	0.9%	0.7%
Collection Expenses	1,224	974	(250)	(20.4)%	1.4%	1.0%
Telecommunications	1,414	1,402	(12)	(0.8)%	1.6%	1.4%
Security	637	720	83	13.0%	0.7%	0.7%
License & Other Taxes	348	432	84	24.1%	0.4%	0.4%
Other Operating Expenses	3,391	7,126	3,735	110.1%	3.9%	7.2%

Total Operating Expenses	46,307	59,004	12,697	27.4%	53.9%	59.6%

Income from Operations	$39,642	$39,947	$305	0.8%	46.1%	40.4%

        Total operating expenses, which consist primarily of store-related expenses, increased by $12.7 million, or 27.4%, for the three months ended March 31, 2013 as compared to the same period in 2012. This overall increase was due primarily to additional expenses associated with our internet operations. As a percent of revenue, salaries and benefits decreased from 18.7% to 17.4% for the three months ended March 31, 2012 and 2013, respectively. The decrease in salaries and benefits as a percentage of revenue is the result of operating efficiencies coupled with the shift towards longer term products and the increased underwriting and labor associated with longer term loans and the resulting adjustment to yield required by GAAP.

        Provision for loan losses increased from 15.5% to 19.3% as a percentage of revenue for the three months ended March 31, 2012 and 2013. The increase in the provision for bad debt as a percentage of revenue was primarily due to the higher provisioning in the Internet segment and the higher net bad debt in the retail segment attributable to a delayed tax season as a result of the federal budget sequestration. First-time customers served by our internet financial services segment default at significantly higher rates than do returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers.

        Advertising and marketing expense increased by $1.2 million for the three months ended March 31, 2013 as compared to the prior year period due primarily to advertising and marketing activity related to DFS.

        Occupancy expenses for the three months ended March 31, 2013 increased from 6.4% to 6.5% as compared to the same period in 2012 as a percentage of revenue as a result of the Florida and DFS acquisitions.

        Other operating expenses for the three months ended March 31, 2013 increased from 3.9% to 7.2% as compared to the same period as 2012 due to higher repairs and maintenance related to the Florida and California acquisitions and other expenses related to the DFS acquisition.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$13,961	$14,427	$466	3.3%	16.2%	14.6%
Transaction Expenses	519	—	(519)	(100.0)%	0.6%	0.0%
Depreciation & Amortization (Corporate)	1,056	2,053	997	94.4%	1.2%	2.1%
Sponsor Management Fee	363	351	(12)	(3.3)%	0.4%	0.4%
Interest	11,350	12,809	1,459	12.9%	13.2%	12.9%
Income Tax Expense	4,947	4,232	(715)	(14.5)%	5.8%	4.3%

Total Corporate and Other Expenses	32,196	33,872	1,676	5.2%	37.5%	34.2%

        Corporate expenses fell from 16.2% to 14.6% as a percentage of revenue during the three months ended March 31, 2012 and 2013, respectively. This operating leverage was achieved through continued cost control and the integration of previously acquired enterprises.

        Depreciation and amortization increased $1.0 million during the three months ended March 31, 2103 as compared to the comparable period in the prior year primarily due to the amortization of intangible assets related to the DFS and Florida acquisitions.

        Interest expense, net, increased to $12.8 million during the three months ended March 31, 2013 as compared to $11.4 million for the same period in 2012, or an increase of 12.9%, due to the issuance of new debt financing by our unrestricted subsidiary (as described above) in connection with the Florida acquisition.

CCFI Business Segment Results of Operations for the three months ended March 31, 2013

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended March 31, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$565,290		$28,557		$593,847
Goodwill	283,295		13,261		296,556
Other Intangible Assets	5,268		3,523		8,791
Total Revenues	$89,948	100.0%	$9,003	100.0%	$98,951	100.0%
Provision for Loan Losses	15,303	17.0%	3,786	42.1%	19,089	19.3%
Other Operating Expenses	36,423	40.5%	3,492	38.7%	39,915	40.3%
Operating Gross Profit (loss)	38,222	42.5%	1,725	19.2%	39,947	40.4%
Interest Expense, net	12,809	14.2%	—	0.0%	12,809	12.9%
Depreciation and Amortization	1,442	1.6%	611	6.8%	2,053	2.1%

        Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of DFS, a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Retail Financial Services

        Retail financial services represented 90.9%, or $89.9 million, of revenues and Internet financial services represented 9.1%, or $9.0 million, for the three months ended March 31, 2013.

        For the three months ended March 31, 2013 total revenues increased by $13.0 million, or 15.1%, compared to the same period in 2012. During the three months ended March 31, 2013 retail financial services benefitted from the contribution from the Florida acquisition as compared to 2012. Revenues were constrained in certain markets due to the election made during 2012 to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. We experienced strong growth in title loans on a comparative basis.

        Operating margin decreased for the three months ended March 31, 2012 from 46.1% to 42.5% for the same period in 2013 as a percentage of revenue reflecting the impact of transitioning customers away from the enhanced card product. Card fees were down 70.4% as compared to the same period in 2012.

Internet Financial Services

        For the three months ended March 31, 2013 total revenues contributed by our Internet financial services segment represented $9.0 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the three months ended March 31, 2013 as compared to our retail segment. The operating profit has improved sequentially since the first quarter following the DFS acquisition Branch gross profit (loss) for the quarter ended June 30, 2012 was ($1,009), for the quarter ended September 30, 2012 was ($239), for the quarter ended December 31, 2012 was ($78), and for the quarter ended March 31, 2013 was $1,725.

Liquidity and Capital Resources

        We have historically funded our operating liquidity needs through cash flow from operations and borrowing under our revolving credit facilities. We believe that cash flow from operations and available cash, together with available borrowings under our credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Our future liquidity and future ability to fund capital expenditures, working capital and debt requirements will depend, however, upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, our liquidity needs would be financed by additional indebtedness, equity financings, asset sales or a combination of the foregoing.

Three Month Cash Flow Analysis

        The table below summarizes our cash flows for the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
(in thousands)	2012	2013
Net Cash Provided by Operating Activities	$28,618	$48,555
Net Cash Provided by Investing Activities	13,146	1,897

Net Increase in Cash and Cash Equivalents	41,764	50,452

        Cash Flows from Operating Activities.    During the three months ended March 31, 2013, net cash provided by operating activities was $48.6 million compared to $28.6 million in the three months ended March 31, 2012, a $19.9 million increase. This increase is primarily related to the increased provisioning from the growth of the portfolio and the decrease in net prepayments to the card program manager as the Company has ceased marketing the enhanced card options. The remainder of the increase is related to the timing of payments to vendors.

        Cash Flows from Investing Activities.    During the three months ended March 31, 2013, net cash provided by investing activities was $1.9 million. The primary source of cash was $3.4 million in loan remittances. During the three months ended March 31, 2012, net cash provided by investing activities was $13.1 million primarily due to loan remittances.

Financing Instruments

        The indentures governing our notes contains certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2012 and March 31, 2013, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions and by exercising redemption rights.

Capital Expenditures

        Our business model requires relatively low maintenance capital expenditures. For the three months ended March 31, 2012 and 2013, we spent $0.8 million and $1.5 million, respectively, on capital expenditures. The increase is primarily due to upgrading the retail locations acquired in the Florida acquisition and upgrading our network servers.

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

Contractual Obligations and Commitments

        A non-guarantor subsidiary of the Company issued a series of related party seller notes in an aggregate principal amount of $17.3 million as a portion of the consideration for the Florida acquisition. The related party Florida seller notes are secured by the assets of the subsidiary. The related party Florida seller notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the related party Florida seller notes mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor and "unrestricted subsidiary" (as described above). The related party Florida seller notes are non-recourse to the Company and its subsidiaries that are "restricted subsidiaries" under the term of its outstanding debt instruments, including those that guarantee such instruments. The non-guarantor and unrestricted subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        A forbearance agreement was signed on September 28, 2012 for one related party Florida seller note with a principal amount of $1.5 million, in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower's failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Impact of Inflation

        Our results of operations are not materially impacted by fluctuations in inflation.

Balance Sheet Variations

        Several of the items on our balance sheet as of March 31, 2013 were impacted significantly by our acquisitions.

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

Loan Portfolio

        As of March 31, 2013, we offered loans in 29 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. For short-term consumer loans, accounts are charged off when they become past due. For title loans which are 30 days in duration, accounts are charged off when they become 30 days past due. For title loans which have terms ranging from 60 days to one year and medium-term loans which have a term of one year or less, accounts are charged off when accounts are 60 days past due. For medium-term and title loans with a term more than one year, accounts are charged off when the accounts are 90 days past due. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans are applied as an increase to the loan loss allowance.

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

        As of March 31, 2013 and December 31, 2012, our total finance receivables net of unearned advance fees were approximately $113.5 million and $138.0 million, respectively.

Investee Companies

        We have an equity investment in Latin Card Strategies LLC, ("Latin Card"). Prior to May 2011, the Company held a 57% ownership in Latin Card. In May 2011, our membership units were reduced to 49%. Effective May 2011, we recorded the investment in Latin Card under the equity method of accounting. As of March 31, 2013, our membership units were reduced to 36%.

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

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a Credit Service Organization ("CSO programs"). For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2013 and December 31, 2012, the outstanding amount of active consumer loans was $3.4 million and $6.5 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $0.8 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of March 31, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

        As of March 31, 2013, we had $437.5 million of indebtedness, none of which is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). In addition, we have access to $47.0 million of lines of credit which are subject to variable interest rates. As of March 31, 2013 we had no outstanding balance on our lines of credit.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, although we do not currently have any such pending litigation, legal proceedings may be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

ITEM 1A.    RISK FACTORS.

        There have been no material changes with respect to the risk factors disclosed under the "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.    EXHIBITS.

        The following exhibits are filed or furnished as part of this report:

Exhibit No.		Description of Exhibit
10.1	*	Community Choice Financial, Inc. 2012 Director Deferred Compensation Plan
31.1		Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2		Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101
Interactive Data File:
(i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited); (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

*
Indicates a management contract or compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013

Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer