Form 10-Q
period 2013-06-30
Community Choice Financial Inc.
filed 2013-08-14
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

         There is no market for the registrant's equity. As of June 30, 2013, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2013

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(In thousands, except per share data)

	June 30 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$132,144	$79,044
Restricted cash	672	—
Finance receivables, net of allowance for loan losses of $8,929 and $8,511	121,802	125,637
Short-term investments, certificates of deposit	1,114	1,113
Card related pre-funding and receivables	1,297	8,050
Other current assets	7,677	6,246
Deferred tax asset, net	4,480	5,517

Total current assets	269,186	225,607
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $833 and $603	4,134	3,286
Leasehold improvements and equipment, net	18,796	18,346
Goodwill	312,403	297,122
Other intangible assets	25,431	10,257
Security deposits	2,285	1,728
Equity method investments	—	6,491
Deferred debt issuance costs	12,358	13,493

Total assets	$644,593	$576,330

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of lines of credit	$3,000	$—
Current portion of capital lease obligation	156	—
Current portion of related party Florida seller notes	2,636	1,731
Deferred revenue	2,658	2,661
Accrued interest	7,716	8,035
Money orders payable	16,736	16,036
Accounts payable and accrued liabilities	24,945	18,602

Total current liabilities	57,847	47,065
Noncurrent Liabilities
Lines of credit	27,000	—
Capital lease obligation	18	—
Stock repurchase obligation	1,036	1,288
Related party Florida seller notes	14,216	15,599
Senior secured notes	420,000	420,000
Deferred revenue	6,639	7,979
Deferred tax liability, net	186	186

Total liabilities	526,942	492,117

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at June 30, 2013 and December 31, 2012	90	90
Additional paid-in capital	123,641	122,963
Non-controlling interests	26,976	—
Retained deficit	(33,056)	(38,840)

Total stockholders' equity	117,651	84,213

Total liabilities and stockholders' equity	$644,593	$576,330

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2013 and 2012

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Finance receivable fees	$67,546	$60,335	$136,257	$114,895
Check cashing fees	19,976	17,947	42,192	38,133
Card fees	5,824	3,429	7,325	8,500
Other	6,252	5,347	12,775	11,479

Total revenues	99,598	87,058	198,549	173,007

Operating expenses:
Salaries and benefits	17,667	15,415	34,854	31,528
Provision for loan losses	26,348	24,490	45,437	37,827
Occupancy	6,504	5,621	12,951	11,129
Advertising and marketing	3,575	2,274	5,744	3,249
Depreciation and amortization	1,788	1,548	3,405	3,104
Other	11,630	10,467	24,125	19,285

Total operating expenses	67,512	59,815	126,516	106,122

Operating gross profit	32,086	27,243	72,033	66,885

Corporate and other expenses (income)
Corporate expenses	18,653	11,425	33,414	25,781
Registration expenses	—	2,774	—	2,774
Transaction expenses	—	518	—	1,037
Depreciation and amortization	2,749	1,410	4,802	2,466
Interest expense, net	12,883	11,230	25,692	22,580
(Gain) loss on equity method investments	(277)	176	(260)	155
Nonoperating income, related party management fees	—	(19)	—	(30)

Total corporate and other expenses (income)	34,008	27,514	63,648	54,763

Income (loss) before income taxes	(1,922)	(271)	8,385	12,122

Provision (benefit) for income taxes	(725)	(13)	3,507	4,934

Net income (loss)	(1,197)	(258)	4,878	7,188
Net loss attributable to non-controlling interests	(906)	—	(906)	—

Net income (loss) attributable to controlling interests	$(291)	$(258)	$5,784	$7,188

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2013

(Dollars in thousands)

(unaudited)

	Common Stock
			Additional Paid-In Capital	Non-controlling Interests	Retained Deficit
	Shares	Amount				Total
Balance, December 31, 2012	8,981,536	$90	$122,963	$—	$(38,840)	$84,213
Stock-based compensation expense	—	—	678	—	—	678
Non-controlling interests conversion elimination	—	—	—	27,882	—	27,882
Net income (loss)	—	—	—	(906)	5,784	4,878

Balance, June 30, 2013	8,981,536	$90	$123,641	$26,976	$(33,056)	$117,651

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$4,878	$7,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,437	37,827
Gain on disposal of assets	(16)	—
(Gain) loss on equity method investments	(260)	155
Depreciation	4,452	3,818
Amortization of note discount and deferred debt issuance costs	1,407	1,051
Amortization of intangibles	3,753	1,751
Deferred income taxes	2,169	909
Change in fair value of stock repurchase obligation	(252)	—
Stock-based compensation	678	245
Changes in assets and liabilities:
Restricted cash	528	—
Card related pre-funding and receivables	6,753	3,601
Other assets	886	(2,416)
Deferred revenue	(1,343)	(1,327)
Accrued interest	(319)	(74)
Money orders payable	700	(1,523)
Accounts payable and accrued expenses	(577)	(4,974)

Net cash provided by operating activities	68,874	46,231

Cash flows from investing activities
Net receivables originated	(42,450)	(21,781)
Net acquired assets, net of cash	1,595	(20,867)
Purchase of customer list intangible asset	(22)	—
Internally developed software intangible asset	(81)	—
Equity investment capital contribution	—	(450)
Proceeds from sale of leasehold improvements and equipment	181	—
Purchase of leasehold improvements and equipment	(4,209)	(1,893)

Net cash used in investing activities	(44,986)	(44,991)

Cash flows from financing activities
Capital lease payments	(38)	—
Payments on long-term debt	(750)	—
Net advances on lines of credit	30,000	—

Net cash provided by financing activities	29,212	—

Net increase in cash and cash equivalents	53,100	1,240
Cash and cash equivalents:
Beginning	79,044	65,635

Ending	$132,144	$66,875

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio. As of June 30, 2013, the Company owned and operated 492 stores in 14 states and had an internet presence in 22 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, title loans, medium term loans and other services that address the specific needs of our individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of Community Choice Financial Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012 in the Company's Form 10-K. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2013. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on income or stockholders' equity.

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of equity method investments, the valuation of stock repurchase obligations, the value of stock based compensation and the valuation of deferred tax assets and liabilities.

        Business segment:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of Direct Financial Solutions, LLC ("DFS"), a provider of consumer

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services. The consolidation of Insight Holdings Company, LLC ("Insight Holdings"), as described further in Note 9, is included in retail financial services.

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

        Restricted cash:    Restricted cash includes the carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restricted cash represents the funds collected in advance from Insight and Insight's retail agents that are held at the card issuing bank for future loads to be received from cardholders at point of sale or through electronic funds transfer.

        Finance receivables:    Finance receivables consist of three categories of receivables: short term consumer loans, medium-term loans, and title loans.

        Short term consumer loan products typically range in size from $.1 to $1, and are evidenced by a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20% per $.1 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing their check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

on the borrower's repayment status or further underwriting standards. The term is extended from an average of approximately 17 days to approximately four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,532 of the $141,349 of total receivables at June 30, 2013 and $1,578 of the $144,026 of total receivables at December 31, 2012.

        Medium term loans typically range from $.1 to $2.5 and are evidenced by a promissory note with a maturity between 112 days and 24 months. These loans vary in their structure to correspond with the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. The Company also purchased loan participations in a third party lender's loan portfolio which are classified as medium-term finance receivables during 2012. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

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

        Card related pre-funding and receivables:    Prior to April 1, 2013 the Company acted as an agent for Insight Holdings marketing prepaid debit cards. Pursuant to the Company's agreement, the Company was required to pre-fund certain card activity. The Company was also the beneficiary of certain receivables resulting from its card sales which relate to the commissions earned from this entity payable according to negotiated terms. Effective April 1, 2013, the card related prefunding between the Company and Insight Holdings has been eliminated and represents prefunding by Insight Holdings to the bank for card activity.

        Deferred loan origination costs:    Direct costs incurred for the origination of loans, which consist mainly of marketing and employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are paid in full.

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

        The Company's other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended June 30, 2013 and 2012 were $2,118 and $848, and for the six months ended June 30, 2013 and 2012 were $3,596 and $1,272, respectively.

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

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company has consolidated Insight Holdings as of April 1, 2013 as the Company has determined that it is the primary beneficiary of the variable interest entity. See Note 9.

        Deferred debt issuance costs:    Deferred debt issuance costs are amortized on the interest method of accounting over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of operations.

        Deferred revenue:    The Company's deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company's branches. The deferred revenue is recognized over the contract period on a straight-line basis.

        Deferred rent:    The Company leases premises under agreements which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of June 30, 2013 and December 31, 2012, the Company had a liability of $780 and $848, respectively, related to deferred rent expense.

        Advertising and marketing costs:    Costs incurred for producing and communicating advertising, acquiring customer leads and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising expense for the three months ended June 30, 2013 and 2012 were $3,575 and $2,274, and for the six months ended June 30, 2013 and 2012 were $5,744 and $3,249, respectively.

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

        Transaction Expenses:    Transaction expenses consist of costs directly associated with acquisitions, which are primarily bonus earnings, transaction advisory fees paid to the majority shareholder, and professional services, which are included in corporate and other expenses to determine income before income taxes and discontinued operations on the consolidated statements of operations.

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

        Although states provide the primary regulatory framework under which the Company offers payday cash advance services and consumer loans, certain federal laws also impact the business. The Company's payday cash advance services and consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

  •
  Level 2—Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less attractive.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at June 30, 2013 and December 31, 2012, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bears interest at current market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") and our 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	June 30, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$132,144	$132,144	1
Restricted cash	672	672	1
Finance receivables	125,936	125,936	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	384,138	2
12.75% Senior secured notes	25,000	25,000	2
Related party Florida seller notes	16,852	16,852	2
Lines of credit	30,000	30,000	2
Stock repurchase obligation	1,036	1,036	3

	December 31, 2012
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$79,044	$79,044	1
Finance receivables	128,923	128,923	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	1
Related party Florida seller notes	17,330	17,330	2
Stock repurchase obligation	1,288	1,288	3

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

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-05"), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company's financial position or results of operations.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on the Company's financial position or results of operations.

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after June 30, 2013) through the issuance date of August 14, 2013 as disclosed in Note 18.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Short-term consumer loans	$96,746	$102,913
Medium-term loans	19,870	14,855
Title loans	24,733	26,258

Gross receivables	141,349	144,026
Unearned advance fees, net of deferred loan origination costs	(5,651)	(5,989)

Finance receivables before allowance for loan losses	135,698	138,037
Allowance for loan losses	(9,762)	(9,114)

Finance receivables, net	$125,936	$128,923

        Changes in the allowance for the loan losses by product type for the three months ended June 30, 2013 are as follows:

	Balance 4/1/2013	Provision	Charge-Offs	Recoveries	Balance 6/30/2013	Receivables 6/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$3,072	$16,914	$(33,871)	$18,398	$4,513	$96,746	4.66%
Medium-term loans	2,722	3,612	(2,834)	418	3,918	19,870	19.72%
Title loans	1,336	1,840	(6,745)	4,900	1,331	24,733	5.38%

	$7,130	$22,366	$(43,450)	$23,716	$9,762	$141,349	6.91%

        The provision for loan losses for the three months ended June 30, 2013 also includes losses on tax loans of $5, and losses from returned items from check cashing of $1,638.

        Changes in the allowance for the loan losses by product type for the six months ended June 30, 2013 are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 6/30/2013	Receivables 6/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$28,443	$(68,712)	$40,438	$4,513	$96,746	4.66%
Medium-term loans	3,077	5,967	(6,201)	1,075	3,918	19,870	19.72%
Title loans	1,693	2,956	(13,942)	10,624	1,331	24,733	5.38%

	$9,114	$37,366	$(88,855)	$52,137	$9,762	$141,349	6.91%

        The provision for loan losses for the six months ended June 30, 2013 also includes losses on tax loans of $9, and losses from returned items from check cashing of $3,562.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the three months ended June 30, 2012 are as follows:

	Balance 4/1/2012	Provision	Charge-Offs	Recoveries	Balance 6/30/2012	Receivables 6/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$1,920	$13,931	$(26,694)	$13,749	$2,906	$85,564	3.40%
Medium-term loans	2,095	3,748	(3,838)	748	2,753	13,927	19.77%
Title loans	998	2,124	(4,084)	2,430	1,468	21,376	6.87%

	$5,013	$19,803	$(34,616)	$16,927	$7,127	$120,867	5.90%

        The provision for loan losses for the three months ended June 30, 2012 also includes net recovery on tax loans of $20, card losses of $23, and losses from returned items from check cashing of $1,407.

        Changes in the allowance for the loan losses by product type for the six months ended June 30, 2012 are as follows:

	Balance 1/1/2012	Provision	Charge-Offs	Recoveries	Balance 6/30/2012	Receivables 6/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,504	$20,983	$(52,409)	$31,828	$2,906	$85,564	3.40%
Medium-term loans	2,018	6,799	(7,859)	1,795	2,753	13,927	19.77%
Title loans	1,104	3,365	(7,281)	4,280	1,468	21,376	6.87%

	$5,626	$31,147	$(67,549)	$37,903	$7,127	$120,867	5.90%

        The provision for loan losses for the six months ended June 30, 2012 also includes card losses of $80, losses on tax loans of $294, and losses from returned items from check cashing of $2,409.

        Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$771	$147	$392	$157
Provision for loan losses	2,339	3,277	4,500	3,897
Charge-offs, net	(2,757)	(2,672)	(4,539)	(3,302)

Balance, end of period	$353	$752	$353	$752

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $5,181 and $7,662 at June 30, 2013 and 2012, respectively.

        Through our acquisition of DFS, the Company acquired a subsidiary that acts as a Credit Service Organization ("CSO") in the state of Texas.

        The Company considers the near term repayment performance of the finance receivable as its primary credit quality indicator. The Company typically does not perform credit checks through

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

consumer reporting agencies. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

        The aging of receivables at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
Current finance receivables	$135,250	95.7%	$138,451	96.1%
Past due finance receivables (1 - 30 days)
Medium-term loans	2,183	1.5%	1,597	1.1%
Title loans	2,145	1.5%	2,268	1.6%

Total past due finance receivables (1 - 30 days)	4,328	3.0%	3,865	2.7%

Past due finance receivables (31 - 60 days)
Medium-term loans	1,055	0.8%	996	0.7%
Title loans	467	0.3%	450	0.3%

Total past due finance receivables (31 - 60 days)	1,522	1.1%	1,446	1.0%

Past due finance receivables (61 - 90 days)
Medium-term loans	152	0.1%	167	0.1%
Title loans	97	0.1%	97	0.1%

Total past due finance receivables (61 - 90 days)	249	0.2%	264	0.2%

Total delinquent	6,099	4.3%	5,575	3.9%

	$141,349	100.0%	$144,026	100.0%

Note 3. Related Party Transactions and Balances

        Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. Total fees paid pursuant to this agreement for the three months ended June 30, 2013 and 2012 were $336 and $342, and for the six months ended June 30, 2013 and 2012 were $687 and $705, respectively.

        The Company has a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting functions to these parties. Management fee revenue from related parties for the three months ended June 30, 2013 and 2012 were $-0- and $19, and for the six months ended June 30, 2013 and 2012 were $-0- and $30, respectively. The Company's payroll department provided payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the three months ended June 30, 2013 and 2012 were $-0-and $16, and for the six months ended June 30, 2013 and 2012 were $-0- and $43, respectively, and are included with corporate expenses on the consolidated statements of operations.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

        Certain branches of the Company are owned by related parties and leased from the related party. The corporate office was owned by a related party before it was sold to a non-related party on July 29, 2012. Rent paid to the related parties for the three months ended June 30, 2013 and 2012 were $267 and $478, and for the six months ended June 30, 2013 and 2012 were $550 and $936, respectively, and are included with corporate expense on the consolidated statements of operations.

        Members of management had a non-controlling, minority interest in a card program managing company until November 2011 when the Company purchased a 22.5% interest in Insight Holdings. The interest was purchased from the owners of Insight Holdings, two of whom are management of the Company. The total purchase price of the 22.5% was $11,250, of which $7,500 was purchased directly from the members of management of the Company. As of June 30, 2013, and December 31, 2012, the Company, as an agent for the card program managing company had made net prepayments of $1,297 and $8,050, respectively, to the card program managing company for various items related to a product offering of the Company. These prepayments are included as card related pre-funding and receivables on the balance sheet. The Company made available to Insight Holdings a revolving credit facility of $3,000 effective April 1, 2013 and, as a result, as discussed further in Note 9, consolidated Insight Holdings effective as of April 1, 2013. All intercompany prepayments are eliminated.

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

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Goodwill	$312,403	$297,122

Other intangible assets:
Non-compete agreements	$700	$941
Trade names	5,250	3,400
Customer lists	15,714	4,559
Internally developed software	3,767	1,357

	$25,431	$10,257

        The Company conducted its annual test for impairment of goodwill as of December 31, 2012 for both retail financial and internet services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

        The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 4. Goodwill and Other Intangible Assets (Continued)

estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported in these financial statements was approximately $31,237 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the three months ended June 30, 2013 and 2012 were $566 and $521, and for the six months ended June 30, 2013 and 2012 were $1,132 and $1,042, respectively. The effect of the tax benefits for each subsequent quarter is expected to be $566 and will result in future reductions to the carrying amount of goodwill.

        The amount of book goodwill from the California Acquisition in 2011 exceeded the amount of tax goodwill by approximately $46,907. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

        Intangible amortization expense for the three months ended June 30, 2013 and 2012 were $2,118 and $848, and for the six months ended June 30, 2013 and 2012 were $3,596 and $1,272, respectively.

Note 5. Pledged Assets and Debt

        Senior secured notes payable at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	395,000	395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

        Lines of credit at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2014, collateralized by all of Insight Capital, LLC's assets	$3,000	$—
$40,000 Revolving credit, secured, interest rate as defined below, collateralized by all Company assets	27,000	—

	30,000	—
Less current maturities	3,000	—

Long-term portion	$27,000	$—

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of June 30, 2013, we were in compliance with these covenants.

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The Company selected the alternate base rate option for advances under this credit facility during 2012. The Company selected the alternative base rate and LIBOR options for advances under this credit facility during 2013.

        The 3-month LIBOR rate at June 30, 2013 and December 31, 2012 was 0.28% and 0.31%, respectively, and the prime rate was 3.25% at June 30, 2013 and December 31, 2012.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration in the Florida Acquisition. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The initial discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $107 for the three months ended June 30, 2013 and $272 for the six months ended June 30, 2013.

        The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The credit agreement governing our non-guarantor secured term related party Florida seller notes due 2016 contains covenants that limit the ability of our non-guarantor subsidiaries to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants are evaluated quarterly. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. As of June 30, 2013, we were in compliance with these covenants. The related party Florida seller notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        A forbearance agreement was signed on September 28, 2012, for a related party Florida seller note in the amount of $1,500 in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower's failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        Non-guarantor notes payable at June 30, 2013, and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,559	$7,500
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	7,976	8,645
$1,500 non-guarantor term note, secured, 0%, quarterly principal and interest payments, August 2016	1,317	1,185

	16,852	17,330
Less current maturities	2,636	1,731

Long-term portion	$14,216	$15,599

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$2,919	$2,461
Accrued payroll	5,778	3,513
Compensated absences	2,075	1,310
Wire transfers payable	4,691	4,816
Accrual for third-party losses	353	392
Income taxes payable	—	129
Deferred rent	780	848
Other	8,349	5,133

	$24,945	$18,602

Note 7. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is with customers living in thirty-one states and consequently such customers' ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Concentrations of Credit Risks (Continued)

        The following table summarizes the allocation of the portfolio balance by state at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$13,618	9.6%	$14,024	9.7%
Arizona	12,101	8.6	13,391	9.3
California	31,102	22.0	27,291	19.0
Florida	7,290	5.2	7,557	5.3
Idaho	4,936	3.5	1,499	1.0
Illinois	1,573	1.1	2,906	2.0
Indiana	2,929	2.1	5,465	3.8
Kansas	2,129	1.5	2,056	1.4
Kentucky	2,853	2.0	3,042	2.1
Michigan	3,777	2.7	3,942	2.7
Missouri	2,947	2.1	2,675	1.9
Ohio	39,773	28.1	43,560	30.2
Oregon	900	0.6	1,047	0.7
Utah	3,448	2.4	3,708	2.6
Virginia	10,174	7.2	10,494	7.3
Other internet segment states	1,799	1.3	1,369	1.0

Total	$141,349	100.0%	$144,026	100.0%

        The other internet segment states are: Alaska, Delaware, Hawaii, Louisiana, Minnesota, Mississippi, Nevada, New Mexico, North Dakota, Rhode Island, South Dakota, Tennessee, Texas, Washington, Wisconsin, and Wyoming.

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

Note 9. Business Combinations

Retail Financial Services

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company determined that the line of credit represents financial support constituting a variable interest and the Company is the primary beneficiary. As a result of these determinations, the Company has consolidated Insight Holdings as of April 1, 2013. No additional consideration was transferred in order to effect the acquisition and no acquisition-related costs were incurred.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        The following table summarizes the fair value of the assets and liabilities at the date of consolidation.

Acquisition-date fair value of non-controlling interests	$27,882
Acquisition-date fair value of Company's interests	6,594

$34,476

Acquisition-related costs	$—

Recognized amounts of identifiable assets required and liabilities assumed
Cash and cash equivalents	$1,595
Restricted cash	1,200
Other current assets	2,875
Leasehold improvements and equipment, net	858
Identifiable intangible assets	18,667
Capital lease obligation	(212)
Other liabilities	(6,920)

Total identifiable net assets	18,063
Goodwill	16,413

$34,476

        At April 1, 2013, the Company's carrying value of its investment in Insight Holdings was $6,317. The difference between the Company's acquisition-date fair value of $6,594 and carrying value of $6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statements of operations.

        On July 31, 2012, the Company, through a newly formed non-guarantor subsidiary, acquired 54 stores in Florida in an asset purchase. The non-guarantor subsidiary paid $12,798 in cash consideration, issued three related party Florida seller notes with an aggregate face value of $18,500 and a fair value of $17,223, issued one million shares of common stock in the Company with a fair value of $9,100, and entered into a stock repurchase agreement with a fair value of $1,266 related to the one million shares of common stock. These notes have been classified as related party notes due to the sellers in the Florida Acquisition, and recipients of the notes, now being shareholders of the Company.

        The first note is for $9,000, bears interest at 10% and is due in August 2016. The second note is for $8,000, bears interest at 10% and is due upon the completion of an initial public offering ("IPO") or August 2016, whichever occurs first. The third note is for $1,500, bears no stated interest and is due August 2016. The fair value of these related party Florida seller notes was determined to be $17,223 using a discounted cash flow methodology and an estimated market interest rate of 12.75%. The fair value of the 1 million shares of common stock issued to the sellers was determined utilizing both a discounted cash flow and guideline company valuation methodologies. A forbearance agreement was signed on September 28, 2012 for a related party Florida seller note in the amount of $1,500 in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the borrower's failure to make the mandatory payment and remit interest. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

        After August 1, 2017, the purchase agreement provides the sellers the option of requiring the non-guarantor subsidiary to repurchase all, but not less than all, of the shares then held by the seller at a price of $12.76 per share should an initial public offering by the Company not have occurred prior to August 1, 2017. The fair value of the stock repurchase agreement was determined using a probability-adjusted Black Scholes option valuation model. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

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

$40,387

Internet Financial Services

        On April 1, 2012, the Company acquired the equity interests, in the form of both membership units and stock of DFS, as well as two other affiliated entities, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited and DFS Direct Financial Solutions of Canada, Inc. and a related company, Reliant Software, Inc. The purchase price for the business was $22,385. The results of operations have been included in the consolidated financial statements since the date of the acquisition.

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

$22,385

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, the Company adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of June 30, 2013.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated. No options were outstanding prior to May 1, 2006.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At June 30, 2013, there were a total of 864,392 additional shares available for grant under the Plan.

        The fair value of option awards are estimated on the date of grant using a lattice-based option valuation model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the stock of comparable public companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        On May 15, 2013, the Company issued 477,250 options with a per share exercise price of $8.40. The options vest ratably over a three year period or become fully vested in the event of a change in control as defined in the award agreement. The Company also re-priced certain previously issued options and stock appreciation rights on May 15, 2013 at a per share exercise price of $8.40, which resulted in incremental compensation expense of $73 attributable to fully vested awards.

        For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation costs in the amounts of $678 and $245, respectively. As of June 30, 2013 and December 31, 2012, unrecognized stock-based compensation costs to be recognized over future periods approximated $4,915 and $3,864, respectively. At June 30, 2013, the remaining unrecognized compensation expense is $1,644 for certain awards that vest solely upon a change in control and $3,271 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

compensation expense of $3,271 is expected to be recognized over a weighted-average period of 2.3 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $-0- for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012.

        The following weighted average assumptions were used by the Company for awards granted during the six months ended June 30, 2013:

2013
Risk-free interest rate	0.84%
Dividend yield	0.00%
Expected volatility	50.00%
Expected term (years)	5.00
Weighted average fair value of options granted	$3.66
Weighted average fair value of stock appreciation rights granted	$3.66

        Stock option activity for the six months ended June 30, 2013 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	1,280,160	$7.88	7.0	N/A
Granted	942,663	8.40	8.4	N/A
Exercised	—	—	—	N/A
Forfeited or expired	473,543	—	—	N/A

Outstanding at June 30, 2013	1,749,280	$7.62	7.4	N/A

Exercisable at June 30, 2013	487,100	$7.17	5.6	$575

Vested or expected to vest at June 30, 2013	1,179,010	$7.89	7.9	$575

        Restricted stock unit ("RSU") activity for the six months ended June 30, 2013, is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	35,130	$13.51	2.1	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at June 30, 2013	35,130	$13.51	1.6	N/A

Exercisable at June 30, 2013	11,710	$13.51	1.6	$97

Vested or expected to vest at June 30, 2013	35,130	$13.51	1.6	$292

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        Stock appreciation rights activity for the six months ended June 30, 2013 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	292,944	$—	4.5	N/A
Granted	163,944	—	2.8	N/A
Exercised	—	—	—	N/A
Forfeited or expired	163,944	—	—	N/A

Outstanding at June 30, 2013	292,944	$—	4.0	N/A

Exercisable at June 30, 2013	201,108	$—	3.7	$148

Vested or expected to vest at June 30, 2013	201,108	$—	3.7	$148

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

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$90,460	100.0%	$9,138	100.0%	$99,598	100.0%
Provision for Loan Losses	20,375	22.5%	5,973	65.4%	26,348	26.5%
Operating Expenses, excluding provision for Loan Losses	36,409	40.2%	4,755	52.0%	41,164	41.3%
Operating Gross Profit (loss)	33,676	37.3%	(1,590)	(17.4)%	32,086	32.2%
Interest Expense, net	12,883	14.2%	—	0.0%	12,883	12.9%
Depreciation and Amortization	2,318	2.6%	431	4.7%	2,749	2.8%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Business Segment (Continued)

	As of and for the six months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$180,408	100.0%	$18,141	100.0%	$198,549	100.0%
Provision for Loan Losses	35,678	19.8%	9,759	53.8%	45,437	22.9%
Operating Expenses, excluding provision for Loan Losses	73,082	40.5%	7,997	44.1%	81,079	40.8%
Operating Gross Profit	71,648	39.7%	385	2.1%	72,033	36.3%
Interest Expense, net	25,692	14.2%	—	0.0%	25,692	12.9%
Depreciation and Amortization	3,760	2.1%	1,042	5.7%	4,802	2.4%

	As of and for the three months ended June 30, 2012
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$490,455		$26,900		$517,355
Goodwill	254,913		12,895		267,808
Other Intangible Assets	2,883		5,260		8,143
Total Revenues	$79,480	100.0%	$7,578	100.0%	$87,058	100.0%
Provision for Loan Losses	18,937	23.8%	5,553	73.3%	24,490	28.1%
Operating Expenses, excluding provision for Loan Losses	32,291	40.6%	3,034	40.0%	35,325	40.6%
Operating Gross Profit (loss)	28,252	35.6%	(1,009)	(13.3)%	27,243	31.3%
Interest Expense, net	11,230	14.1%	—	0.0%	11,230	12.9%
Depreciation and Amortization	823	1.0%	587	7.7%	1,410	1.6%

        The Internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore information for the six months ended June 30, 2012, is not provided.

Note 12. Income Taxes

        Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The Company's annual effective income tax rates for the six months ended June 30, 2013 and 2012 were 41.8% and 40.7%, respectively. The Company had no liability recorded for unrecognized tax benefits at June 30, 2013 and December 31, 2012.

Note 13. Transactions with Variable Interest Entities

        The Company has a debt-buying arrangement with the lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management's estimation of anticipated purchases based on expected losses in the lender's portfolio. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $-0-and $231 as of June 30, 2013, and December 31, 2012, respectively. The Company has determined that

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Transactions with Variable Interest Entities (Continued)

the vendor is a variable interest entity ("VIE") but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2013 or 2012.

        The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. Prior to April 1, 2013, the Company determined that Insight Holdings was a VIE but that the Company was not the primary beneficiary, and therefore, had not consolidated Insight Holdings. The investment in Insight was accounted for under the equity method. Effective with the extension of the line of credit on April 1, 2013, the Company has consolidated Insight Holdings as discussed in Note 9.

        DFS conducts business through a wholly owned subsidiary licensed as a CSO under Texas law. In connection with operating as a CSO, the Company entered into a limited agency agreement with an unaffiliated third-party lender. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $243 and $161 as of June 30, 2013 and December 31, 2012, respectively. The Company has determined that the lender is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender.

Note 14. Optional Card Feature

        An optional feature available to some customers who signed up for a prepaid debit card through the Company, as agent for Insight Card Services, was the ability to have a third-party lender unrelated to the Company direct loan proceeds on to the customer's card. The Company purchased a participation in these loans which was recorded in the finance receivables. The optional card feature was terminated in the second quarter of 2012.

Note 15. Equity Method Investment

        Prior to April 1, 2013, the Company accounted for the investment in Insight Holdings, a 22.5% owned affiliate, by the equity method of accounting under which the Company's share of the net income of the affiliate is recognized as income in the Company's statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

        Under the equity method of accounting, the Company's share of the loss of Insight Holdings for the three months ended March 31, 2013 was $15. Amortization expense recognized on implied intangible assets associated with the investment in Insight Holdings for the three months ended March 31, 2013 was $157. As discussed in Note 9, the Company consolidated Insight Holdings effective April 1, 2013 and the equity method of accounting for the investment has been discontinued.

        The Company's share of the loss of Latin Card for the three and six months ended June 30, 2013 was $0 and $2, respectively. As of June 30, 2013, the Company's investment in Latin Card has been fully absorbed by the Company's share of losses of Latin Card and the equity method of accounting for the investment has been discontinued.

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

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.4 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not "Guarantor Subsidiaries" (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company's ability to pay dividends on, or repurchase, its common stock.

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

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of June 30, 2013 and December 31, 2012, and for the six months ended June 30, 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. In addition, Insight Holdings Company, LLC, which is not a subsidiary of the Company but which the Company is consolidating as of April 1, 2013, does not guarantee the Notes. All of the Company's guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

        Three of our non-guarantor subsidiaries classified as "Restricted Subsidiary" as described in the indentures governing the Company's 2019 notes and 2020 notes. The assets, revenues and expenses of the non-guarantor Restricted Subsidiaries were immaterial for the periods presented. The other non-guarantor subsidiary is classified as an "Unrestricted Subsidiary" under such indentures.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$114,635	$17,509	$—	$132,144
Restricted cash	—	—	672	—	672
Finance receivables, net	—	116,882	4,920	—	121,802
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	2,221	—	(924)	1,297
Other current assets	—	18,369	691	(11,383)	7,677
Related party line of credit	—	250	—	(250)	—
Deferred tax asset, net	—	4,480	—	—	4,480

Total current assets	—	257,951	23,792	(12,557)	269,186
Noncurrent Assets
Investment in Subsidiaries	343,343	37,596	—	(380,939)	—
Finance receivables, net	—	4,134	—	—	4,134
Leasehold improvements and equipment, net	—	16,239	2,557	—	18,796
Goodwill	—	265,818	46,585	—	312,403
Other intangible assets	—	5,164	20,267	—	25,431
Security deposits	—	2,200	85	—	2,285
Deferred debt issuance costs	12,336	22	—	—	12,358

Total assets	$355,679	$589,124	$93,286	$(393,496)	$644,593

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of lines of credit	$—	3,000	$250	$(250)	$3,000
Current portion of capital lease obligation	—	—	156	—	156
Current portion of related party Florida seller notes	—	—	2,636	—	2,636
Deferred revenue	—	2,658	—	—	2,658
Accrued interest	7,639	70	7	—	7,716
Money orders payable	—	16,736	—	—	16,736
Accounts payable and accrued liabilities	—	32,576	4,676	(12,307)	24,945

Total current liabilities	7,639	55,040	7,725	(12,557)	57,847
Noncurrent Liabilities
Lines of credit	—	27,000	—	—	27,000
Capital lease obligation	—	—	18	—	18
Stock repurchase obligation	—	—	1,036	—	1,036
Related party Florida seller notes	—	—	14,216	—	14,216
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	6,639	—	—	6,639
Deferred tax liability, net	—	186	—	—	186

Total liabilities	427,639	88,865	22,995	(12,557)	526,942

Stockholders' Equity (Deficit)	(71,960)	500,259	70,291	(380,939)	117,651

Total liabilities and stockholders' equity	$355,679	$589,124	$93,286	$(393,496)	$644,593

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,093	$7,951	$—	$79,044
Finance receivables, net	—	120,587	5,050	—	125,637
Short-term investments, certificates of deposit	—	1,113	—	—	1,113
Card related pre-funding and receivables	—	8,050	—	—	8,050
Other current assets	—	6,065	181	—	6,246
Deferred tax asset, net	—	5,517	—	—	5,517

Total current assets	—	212,425	13,182	—	225,607
Noncurrent Assets
Investment in Subsidiaries	366,168	25,922	—	(392,090)	—
Finance receivables, net	—	3,286	—	—	3,286
Leasehold improvements and equipment, net	—	16,876	1,470	—	18,346
Goodwill	—	266,950	30,172	—	297,122
Other intangible assets	—	6,557	3,700	—	10,257
Security deposits	—	1,663	65	—	1,728
Equity method investments	—	6,491	—	—	6,491
Deferred debt issuance costs	13,465	28	—	—	13,493

Total assets	$379,633	$540,198	$48,589	$(392,090)	$576,330

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of related party Florida seller notes	$—	$—	$1,731	$—	$1,731
Deferred revenue	—	2,661	—	—	2,661
Accrued interest	7,602	—	433	—	8,035
Money orders payable	—	14,941	1,095	—	16,036
Accounts payable and accrued liabilities	—	16,419	2,183	—	18,602

Total current liabilities	7,602	34,021	5,442	—	47,065
Noncurrent Liabilities
Stock repurchase obligation	—	—	1,288	—	1,288
Related party Florida seller notes	—	—	15,599	—	15,599
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	7,979	—	—	7,979
Deferred tax liability, net	—	186	—	—	186

Total liabilities	427,602	42,186	22,329	—	492,117

Stockholders' Equity (Deficit)	(47,969)	498,012	26,260	(392,090)	84,213

Total liabilities and stockholders' equity	$379,633	$540,198	$48,589	$(392,090)	$576,330

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Six Months Ended June 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$131,527	$4,730	$—	$136,257
Check cashing fees	—	37,682	4,510	—	42,192
Card fees	—	2,988	5,659	(1,322)	7,325
Other	—	11,130	1,645	—	12,775

Total revenues	—	183,327	16,544	(1,322)	198,549

Operating expenses:
Salaries and benefits	—	31,688	3,166	—	34,854
Provision for loan losses	—	43,543	1,894	—	45,437
Occupancy	—	11,409	1,542	—	12,951
Advertising and marketing	—	5,289	455	—	5,744
Depreciation and amortization	—	3,201	204	—	3,405
Other	—	22,397	1,728	—	24,125

Total operating expenses	—	117,527	8,989	—	126,516

Operating gross profit	—	65,800	7,555	(1,322)	72,033

Corporate expenses	—	28,730	6,006	(1,322)	33,414
Depreciation and amortization	—	2,429	2,373	—	4,802
Interest expense, net	23,983	578	1,131	—	25,692
Gain on equity method investments	—	(260)	—	—	(260)

Total corporate and other expenses	23,983	31,477	9,510	(1,322)	63,648

Income (loss) before income taxes	(23,983)	34,323	(1,955)	—	8,385

Provision (benefit) for income taxes	(10,031)	14,356	(818)	—	3,507

Net income (loss)	(13,952)	19,967	(1,137)	$—	4,878
Net loss attributable to non-controlling interests	—	—	(906)	—	(906)

Net income (loss) attributable to controlling interests	$(13,952)	$19,967	$(231)	$—	$5,784

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$114,889	$6	$—	$114,895
Check cashing fees	—	38,133	—	—	38,133
Card fees	—	8,500	—	—	8,500
Other	—	11,479	—	—	11,479

Total revenues	—	173,001	6	—	173,007

Operating expenses:
Salaries and benefits	—	31,528	—	—	31,528
Provision for loan losses	—	37,820	7	—	37,827
Occupancy	—	11,129	—	—	11,129
Advertising and marketing	—	3,249	—	—	3,249
Depreciation and amortization	—	3,104	—	—	3,104
Other	—	19,241	44	—	19,285

Total operating expenses	—	106,071	51	—	106,122

Operating gross profit (loss)	—	66,930	(45)	—	66,885

Corporate expenses	—	25,781	—	—	25,781
Registration expenses	—	2,774	—	—	2,774
Transaction expenses	—	1,037	—	—	1,037
Depreciation and amortization	—	2,466	—	—	2,466
Interest expense, net	22,517	63	—	—	22,580
Loss on equity method investments	—	155	—	—	155
Nonoperating income, related party management fees	—	(30)	—		(30)

Total coporate and other expenses	22,517	32,246	—	—	54,763

Income (loss) before income taxes	(22,517)	34,684	(45)	—	12,122

Provision (benefit) for income taxes	(9,165)	14,117	(18)	—	4,934

Net income (loss)	$(13,352)	$20,567	$(27)	$—	$7,188

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended June 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(22,825)	$80,175	$11,524	$68,874

Cash flows from investing activities
Net receivables originated	—	(41,022)	(1,428)	(42,450)
Net acquired assets, net of cash	—	—	1,595	1,595
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(81)	(81)
Proceeds from sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(3,584)	(625)	(4,209)

Net cash used in investing activities	—	(44,447)	(539)	(44,986)

Cash flows from financing activities
Capital lease payments	—	—	(38)	(38)
Payments on long-term debt	—	—	(750)	(750)
Net advances on lines of credit	—	30,000	—	30,000
Intercompany activities	22,825	(22,825)	—	—

Net cash provided by (used in) financing activities	22,825	7,175	(788)	29,212

Net increase in cash and cash equivalents	—	42,903	10,197	53,100
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044

Ending	$—	$113,996	$18,148	$132,144

Note 18. Subsequent Events

        On July 12, 2013, the Company purchased an additional five member units of Insight Holdings for $17.5 from an unrelated party.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected revenues, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward- looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, title loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of June 30, 2013, we operated 492 retail storefront locations across 14 states. The Company also offers short-term consumer loans via the internet as a result of our acquisition of Direct Financial Solutions, LLC ("DFS"), which services customers in 22 states.

        Over each of the past three years, we have increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic, and an expanding product set to address a larger share of our customers' financial needs. Our overall revenue has expanded as we have executed on our retail model, which has increased incremental revenue from our existing store base, and expanded our distribution channels. As part of our retail model, we strive to invest in premier locations and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

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

  •
  DFS Acquisition.  On April 1, 2012, we acquired all of the equity interests of DFS and its subsidiaries (the "DFS Acquisition"). The purchase price was $22.4 million. DFS offered short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity and established our internet segment. This additional retail channel enables us to efficiently reach consumers not fully served by our existing retail locations.

  •
  Insight Holdings Acquisition.  The consolidation of Insight Holdings Company, LLC ("Insight Holdings"), effective April 1, 2013, was accounted for as an acquisition as described in Note 9.

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2012, and the first six months of 2013.

	Year Ended December 31, 2012	Six Months Ended June 30, 2013
# of Locations
Beginning of Period	435	491
Acquired	54	—
Opened	7	2
Closed	5	1

End of Period	491	492

Number of states served by our internet operations	19	22

        The following table provides the geographic composition of our physical locations as of December 31, 2012, and June 30, 2013:

	December 31, 2012	June 30, 2013
Alabama	22	24
Arizona	43	43
California	159	158
Florida	61	61
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	13	13
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Utah	10	10
Virginia	22	22

	491	492

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

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

        Short-term consumer loan products typically range in size from $100 to $1,000, with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20%, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

        Medium-term loan products typically range from $100 to $2,500, and are evidenced by a promissory note with a maturity between six months and 24 months. These loans vary in their structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances we previously also purchased loan participations in a third-party lender's loan portfolio that are classified as medium-term finance receivables.

        Title loan products typically range from $750 to $2,500, and are evidenced by a promissory note with a maturity between one and 24 months. The loan may be secured with a lien on the customer's vehicle title. The risk characteristics of secured loans primarily depend on the markets in which we operate and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its payments.

        In some instances we maintain debt-purchasing arrangements with third- party lenders. We accrue for this obligation through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2012 and June 30, 2013 was $128.9 million and $125.9 million, respectively. The allowance for loan losses, net of unearned advance fees, as of December 31, 2012 and June 30, 2013 was $9.1 million and $9.8 million, respectively. At December 31, 2012 and June 30, 2013, the allowance for loan losses was 6.2% and 7.2%, respectively, of finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term and title loans during the six month period ended June 30, 2013, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2012 and June 30, 2013 are as follows (in thousands):

	December 31, 2012	June 30, 2013
Finance Receivables, net of unearned advance fees	$138,037	$135,698
Less: Allowance for loan losses	9,114	9,762

Finance Receivables, Net	$128,923	$125,936

        The total changes to the allowance for loan losses for the three months ended June 30, 2012 and 2013, and the six months ended June 30, 2012 and 2013, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Allowance for loan losses
Beginning of Period	$5,013	$7,130	$5,626	$9,114
Provisions for loan losses	19,803	22,366	31,147	37,366
Charge-offs, net	(17,689)	(19,734)	(29,646)	(36,718)

End of Period	$7,127	$9,762	$7,127	$9,762

Allowance as a percentage of finance receivables, net of unearned advance fees	6.2%	7.2%	6.2%	7.2%

        The provision for loan losses for the three months ended June 30, 2012, and 2013 includes losses from returned items from check cashing of $1.4 million and $1.6 million, respectively, and third party lender losses of $3.3 million and $2.3 million, respectively.

        The provision for loan losses for the six months ended June 30, 2012, and 2013 includes losses from returned items from check cashing of $2.4 million and $3.6 million, respectively, and third party lender losses of $3.9 million and $4.5 million, respectively.

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

        Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Cards was accounted for under the equity method. On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company determined that, as a result of extending such line of credit, it should consolidate Insight Holdings effective as of April 1, 2013. See Note 9 to the unaudited consolidated financial statements found elsewhere in this Form 10-Q.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the six months ended June 30, 2012 and 2013.

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

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and CCCS (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $26.3 million to result in cash tax savings of approximately $10.5 million at the expected combined rate of 40% for fiscal year 2013. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries

        For the six months ended June 30, 2013, we had four non-guarantor subsidiaries, one of which is classified as an "Unrestricted Subsidiary" under our outstanding debt instruments and credit agreement, and one consolidated VIE. The assets, revenues and expenses of such non-Guarantor subsidiaries that are Restricted Subsidiaries under the senior notes were immaterial for the six months ended June 30, 2013. As of and for the six months ended June 30, 2013, our non-Guarantor subsidiaries including our Unrestricted Subsidiary had total current assets of $23.8 million, total revenues of $16.5 million, total operating expenses of $9.0 million and a net loss of $1.1 million. For more information, see Note 17 to the unaudited financial statements for the six months ended June 30, 2013, which are included elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

        The following table sets forth key operating data for our operations for the three months ended June 30, 2012 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Total Revenues	$87,058	$99,598	$12,540	14.4%	100.0%	100.0%
Operating Expenses
Salaries and benefits	15,415	17,667	2,252	14.6%	17.7%	17.7%
Provision for loan losses	24,490	26,348	1,858	7.6%	28.1%	26.5%
Occupancy	5,621	6,504	883	15.7%	6.5%	6.5%
Advertising and marketing	2,274	3,575	1,301	57.2%	2.6%	3.6%
Depreciation and amortization	1,548	1,788	240	15.5%	1.8%	1.8%
Other operating expenses	10,467	11,630	1,163	11.1%	12.0%	11.7%

Total Operating Expenses	59,815	67,512	7,697	12.9%	68.7%	67.8%

Income from Operations	27,243	32,086	4,843	17.8%	31.3%	32.2%

Corporate and other expenses
Corporate expenses	11,240	17,411	6,171	54.9%	12.9%	17.5%
Registration expenses	2,774	—	(2,774)	(100.0)%	3.2%	0.0%
Transaction expenses	518	—	(518)	(100.0)%	0.6%	0.0%
Depreciation and amortization	1,410	2,749	1,339	95.0%	1.6%	2.8%
Interest expense, net	11,230	12,883	1,653	14.7%	12.9%	12.9%
Gain on equity investment	—	(277)	(277)	(100.0)%	0.0%	(0.3)%
Income tax benefit	(13)	(725)	(712)	5476.9%	0.0%	(0.7)%

Total corporate and other expenses	27,159	32,041	4,882	18.0%	31.2%	32.2%

Net income before management fee	84	45	(39)	(46.4)%	0.1%	0.0%
Sponsor Management Fee	342	336	(6)	(1.8)%	0.4%	0.4%

Net loss	$(258)	$(291)	$(33)	12.8%	(0.3)%	(0.3)%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended June 30, 2012 and 2013 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended June 30,
	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings) (in thousands)	$428,550	$469,855
Number of loan transactions (in thousands)	1,049	1,158
Average new loan size	$409	$406
Average fee per new loan	$48.12	$48.22
Loan loss provision	$13,931	$16,914
Loan loss provision as a percentage of loan volume	3.25%	3.60%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$562,685	$679,586
Number of checks cashed (in thousands)	1,298	1,470
Face amount of average check	$434	$462
Average fee per check	$13.83	$13.59
Returned check expense	$1,407	$1,638
Returned check expense as a percent of face amount of checks cashed	0.25%	0.24%

	As of and for the Three Months Ended June 30,
	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$12,797	$15,794
Number of loans outstanding	21,215	27,465
Average principle outstanding	$603	$575
Weighted average monthly percentage rate	18.9%	19.9%
Allowance as a percentage of finance receivables	19.8%	19.4%
Loan loss provision	$3,748	$3,612
Title Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$17,342	$21,238
Number of loans outstanding	18,208	21,714
Average principle outstanding	$952	$978
Weighted average monthly percentage rate	13.0%	12.5%
Allowance as a percentage of finance receivables	6.9%	5.7%
Loan loss provision	$2,124	$1,840

Operating Metrics

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2012	2013	Increase		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$48,445	$53,244	$4,799	9.9%	55.7%	53.5%
Medium-term Loans	5,766	6,891	1,125	19.5%	6.6%	6.9%
Check Cashing Fees	17,947	19,976	2,029	11.3%	20.6%	20.1%
Prepaid Debit Card Services	3,429	5,824	2,395	69.8%	4.0%	5.8%
Title Loan Fees	6,124	7,411	1,287	21.0%	7.0%	7.4%
Other Income	5,347	6,252	905	16.9%	6.1%	6.3%

Total Revenue	$87,058	$99,598	$12,540	14.4%	100.0%	100.0%

        For the three months ended June 30, 2013, total revenue increased by $12.5 million, or 14.4%, compared to the same period in 2012. The majority of this growth was created through the acquisition of DFS and the Florida Acquisition.

        We acquired our internet company, DFS, on April 1, 2012. Through new customer acquisition, we have been successful in achieving revenue growth since the acquisition.

        Revenue generated from short-term consumer loan fees and interest for the three months ended June 30, 2013 increased $4.8 million, or 9.9%, compared to the same period in 2012. The DFS acquisition and the growth achieved through the Florida Acquisition are the primary drivers of short-term consumer loan growth.

        Revenue generated from check cashing for the three months ended June 30, 2013 increased $2.0 million, or 11.3%, compared to the same period in 2012 primarily due to the Florida Acquisition. Representing 20.1% of our revenue, we do not expect this to be a growth avenue for the Company, but an offering which we leverage to drive traffic, creating and enhancing customer relationships.

        Revenue generated from medium-term loans for the three months ended June 30, 2013 increased $1.1 million, or 19.5%, compared to the same period in 2012. We grew medium term loan revenue principally through the growth of medium term loans in our internet segment.

        Revenue from prepaid debit card services increased related to the consolidation of Insight Holdings effective April 1, 2013.

        Revenue generated from title loan fees for the three months ended June 30, 2013 increased $1.3 million, or 21.0%, compared to the same period in 2012. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$15,415	$17,667	$2,252	14.6%	17.7%	17.7%
Provision for Loan Losses	24,490	26,348	1,858	7.6%	28.1%	26.5%
Occupancy	5,621	6,504	883	15.7%	6.5%	6.5%
Depreciation & Amortization	1,548	1,788	240	15.5%	1.8%	1.8%
Advertising & Marketing	2,274	3,575	1,301	57.2%	2.6%	3.6%
Bank Charges	896	913	17	1.9%	1.0%	0.9%
Store Supplies	720	667	(53)	(7.4)%	0.8%	0.7%
Collection Expenses	963	845	(118)	(12.3)%	1.1%	0.8%
Telecommunications	1,239	1,280	41	3.3%	1.4%	1.3%
Security	668	576	(92)	(13.8)%	0.8%	0.6%
License & Other Taxes	358	522	164	45.8%	0.4%	0.5%
Other Operating Expenses	5,623	6,827	1,204	21.4%	6.5%	6.9%

Total Operating Expenses	59,815	67,512	7,697	12.9%	68.7%	67.8%

Income from Operations	$27,243	$32,086	$4,843	17.8%	31.3%	32.2%

        Total operating expenses, which consist primarily of store and internet related expenses, increased by $7.7 million, or 12.9%, for the three months ended June 30, 2013 as compared to the same period in 2012. This overall increase was due primarily to additional expenses associated with our Florida operations. Provision for loan losses increased by $1.9 million for the three months ended June 30, 2013 as compared to the prior year period. This increase is primarily due to higher provisioning of DFS and the Florida Acquisition.

        Advertising and marketing expense increased by $1.3 million for the three months ended June 30, 2013 as compared to the prior year period due primarily to an increase in advertising and marketing activity related to DFS.

Corporate and Other Expenses

	Three Months Ended June 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$11,240	$17,411	$6,171	54.9%	12.9%	17.5%
Registration Expenses	2,774	—	(2,774)	(100.0)%	3.2%	0.0%
Transaction Expenses	518	—	(518)	(100.0)%	0.6%	0.0%
Depreciation & Amortization	1,410	2,749	1,339	95.0%	1.6%	2.8%
Sponsor Management Fee	342	336	(6)	(1.8)%	0.4%	0.3%
Interest Expense, net	11,230	12,883	1,653	14.7%	12.9%	12.9%
Gain on equity investment	—	(277)	(277)	100.0%	0.0%	(0.3)%
Income Tax Benefit	(13)	(725)	(712)	5476.9%	(0.0)%	(0.7)%

Total Corporate and Other Expenses	$27,501	$32,377	$4,876	17.7%	31.6%	32.5%

        Corporate expenses increased from 12.9% to 17.5% as a percentage of revenue during the three months ended June 30, 2012 and 2013, respectively primarily due to the consolidation of Insight Holdings.

        Depreciation and amortization increased $1.3 million during the three months ended June 30, 2013 as compared to the comparable period in the prior year primarily due to the amortization of intangible assets related to the Florida and Insight Holdings acquisitions.

        Interest expense, net, increased to $12.9 million during the three months ended June 30, 2013 as compared to $11.2 million for the same period in 2012, or an increase of 14.7%, due to the issuance of new debt financing by our unrestricted subsidiary (as described above) in connection with the Florida Acquisition and carrying additional debt on our lines of credit.

        The gain on equity investment is primarily related to valuing the equity investment at fair value when consolidating the Insight Holdings VIE.

        The change in income tax benefit is related to the larger loss in the second quarter of 2013 as compared to the same period in 2012.

Business Segment Results of Operations for the Three Months Ended June 30, 2013

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$90,460	100.0%	$9,138	100.0%	$99,598	100.0%
Provision for Loan Losses	20,375	22.5%	5,973	65.4%	26,348	26.5%
Operating Expenses, Excluding Provision for Loan Losses	36,409	40.2%	4,755	52.0%	41,164	41.3%
Operating Gross Profit (loss)	33,676	37.3%	(1,590)	(17.4)%	32,086	32.2%
Interest Expense, net	12,883	14.2%	—	0.0%	12,883	12.9%
Depreciation and Amortization	2,318	2.6%	431	4.7%	2,749	2.8%

        Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of DFS, a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Retail Financial Services

        Retail financial services represented 90.8%, or $90.5 million, of revenues and Internet financial services represented 9.2%, or $9.1 million, of revenues for the three months ended June 30, 2013.

        For the three months ended June 30, 2013 total revenues increased by $11.0 million, or 13.8%, compared to the same period in 2012. During the three months ended June 30, 2013 retail financial services benefitted from the contribution from the Florida Acquisition and the consolidation of Insight Holdings, as compared to 2012. We also experienced strong growth in title loans on a comparative basis.

        Operating margin increased for the three months ended June 30, 2013 from 35.6% to 37.3% for the same period in 2012 as a percentage of revenue. The increase is related to the consolidation of Insight Holdings and its related revenue.

Internet Financial Services

        For the three months ended June 30, 2013 total revenues contributed by our Internet financial services segment represented $9.1 million, an increase of $1.6 million as compared to the same period in 2012. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses as a percentage of revenue during the three months ended June 30, 2013 as compared to our retail segment. This coupled with the associated increased marketing costs associated with our focus on growth, resulted in an operating loss for that quarter.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Total Revenues	$173,007	$198,549	$25,542	14.8%	100.0%	100.0%
Operating Expenses
Salaries and benefits	31,528	34,854	3,326	10.5%	18.2%	17.6%
Provision for loan losses	37,827	45,437	7,610	20.1%	21.9%	22.9%
Occupancy	11,129	12,951	1,822	16.4%	6.4%	6.5%
Advertising and marketing	3,249	5,744	2,495	76.8%	1.9%	2.9%
Depreciation and amortization	3,104	3,405	301	9.7%	1.8%	1.7%
Other operating expenses	19,285	24,125	4,840	25.1%	11.1%	12.2%

Total Operating Expenses	106,122	126,516	20,394	19.2%	61.3%	63.7%

Income from Operations	66,885	72,033	5,148	7.7%	38.7%	36.3%

Corporate and other expenses
Corporate expenses	25,201	31,821	6,620	26.3%	14.6%	16.0%
Registration expenses	2,774	—	(2,774)	(100.0)%	1.6%	0.0%
Transaction expenses	1,037	—	(1,037)	(100.0)%	0.6%	0.0%
Depreciation and amortization	2,466	4,802	2,336	94.7%	1.4%	2.4%
Interest expense, net	22,580	25,692	3,112	13.8%	13.1%	12.9%
Gain on equity investment	—	(260)	(260)	(100.0)%	0.0%	(0.1)%
Income Tax Expense	4,934	3,507	(1,427)	(28.9)%	2.9%	1.8%

Total corporate and other expenses	58,992	65,562	6,570	11.1%	34.1%	33.0%

Net income before management fee	7,893	6,471	(1,422)	(18.0)%	4.6%	3.3%
Sponsor Management Fee	705	687	(18)	(2.6)%	0.4%	0.3%

Net Income	$7,188	$5,784	$(1,404)	(19.5)%	4.2%	2.9%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the six months ended June 30, 2012 and 2013 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Six Months Ended June 30,
	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancings) (in thousands)	$811,622	$931,949
Number of loan transactions (in thousands)	1,980	2,265
Average new loan size	$410	$411
Average fee per new loan	$47.42	$49.61
Loan loss provision	$20,983	$28,443
Loan loss provision as a percentage of loan volume	2.59%	3.05%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,196,145	$1,421,989
Number of checks cashed (in thousands)	2,603	2,891
Face amount of average check	$459	$492
Average fee per check	$14.65	$14.60
Returned check expense	$2,409	$3,562
Returned check expense as a percent of face amount of checks cashed	0.20%	0.25%

	As of and for the Six Months Ended June 30,
	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$12,797	$15,794
Number of loans outstanding	21,215	27,465
Average principle outstanding	$603	$575
Weighted average monthly percentage rate	18.9%	19.9%
Allowance as a percentage of finance receivables	19.8%	19.4%
Loan loss provision	$6,799	$5,967
Title Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$17,342	$21,238
Number of loans outstanding	18,208	21,714
Average principle outstanding	$952	$978
Weighted average monthly percentage rate	13.0%	12.5%
Allowance as a percentage of finance receivables	6.9%	5.7%
Loan loss provision	$3,365	$2,956

Operating Metrics

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$90,671	$107,902	$17,231	19.0%	52.4%	54.3%
Medium-term Loans	12,094	13,127	1,033	8.5%	7.0%	6.6%
Check Cashing Fees	38,133	42,192	4,059	10.6%	22.0%	21.3%
Prepaid Debit Card Services	8,500	7,325	(1,175)	(13.8)%	5.0%	3.7%
Title Loan Fees	12,130	15,228	3,098	25.5%	7.0%	7.7%
Other Income	11,479	12,775	1,296	11.3%	6.6%	6.4%

Total Revenue	$173,007	$198,549	$25,542	14.8%	100.0%	100.0%

        For the six months ended June 30, 2013, total revenue increased by $25.5 million, or 14.8%, compared to the same period in 2012. The majority of this growth was created through the acquisition of DFS and the Florida Acquisition.

        We acquired our internet company, DFS, on April 1, 2012. Through new customer acquisition, we have been successful in achieving quarterly revenue growth since the acquisition.

        Revenue generated from short-term consumer loan fees and interest for the six months ended June 30, 2013 increased $17.2 million, or 19.0%, compared to the same period in 2012. The acquisition of DFS and the growth achieved through the Florida Acquisition are the primary drivers of short-term consumer loan growth. Revenue generated from short-term consumer loan fees and interest for the six months ended June 30, 2013, rose from 52.4% to 54.3% of revenue, compared to the same period in 2012, as a result of the acquisition of DFS and the Florida Acquisition.

        Revenue generated from check cashing for the six months ended June 30, 2013 increased $4.1 million, or 10.6%, compared to the same period in 2012 primarily due to the Florida acquisition. Revenue from prepaid debit card services during the six months ended June 30, 2013 decreased by $1.2 million, or 13.8% as compared to the same period in 2012. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit through linking the card with different credit related features offered by a third party. This decline is offset with the consolidation of Insight Holdings during the three months ended June 30, 2013.

        Revenue generated from title loan fees for the six months ended June 30, 2013 increased $3.1 million, or 25.5%, compared to the same period in 2012. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$31,528	$34,854	$3,326	10.5%	18.2%	17.6%
Provision for Loan Losses	37,827	45,437	7,610	20.1%	21.9%	22.9%
Occupancy	11,129	12,951	1,822	16.4%	6.4%	6.5%
Depreciation & Amortization	3,104	3,405	301	9.7%	1.8%	1.7%
Advertising & Marketing	3,249	5,744	2,495	76.8%	1.9%	2.9%
Bank Charges	1,905	2,048	143	7.5%	1.1%	1.0%
Store Supplies	1,515	1,372	(143)	(9.4)%	0.9%	0.7%
External Collection Expenses	2,187	1,819	(368)	(16.8)%	1.3%	0.9%
Telecommunications	2,653	2,681	28	1.1%	1.5%	1.4%
Security	1,305	1,297	(8)	(0.6)%	0.8%	0.7%
License & Other Taxes	706	960	254	36.0%	0.4%	0.5%
Other Operating Expenses	9,014	13,948	4,934	54.7%	5.2%	7.0%

Total Operating Expenses	106,122	126,516	20,394	19.2%	61.3%	63.7%

Income from Operations	$66,885	$72,033	$5,148	7.7%	38.7%	36.3%

        Total operating expenses, which consist primarily of store and internet related expenses, increased by $20.4 million, or 19.2%, for the six months ended June 30, 2013 as compared to the same period in 2012. This overall increase was due primarily to additional expenses associated with our internet operations and Florida Acquisition. As a percent of revenue, salaries and benefits decreased from 18.2% to 17.6% for the six months ended June 30, 2012 and 2013, respectively. The decrease in salaries and benefits as a percentage of revenue is the result of operating efficiencies coupled with the shift towards longer term products and the increased underwriting and labor associated with longer term loans and the resulting adjustment to yield required by GAAP.

        Provision for loan losses increased from 21.9% to 22.9% as a percentage of revenue for the six months ended June 30, 2012 and 2013. The increase in the provision for bad debt as a percentage of revenue was primarily due to the higher provisioning in the Internet segment as first-time customers served by our internet financial services segment default at significantly higher rates than do returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers.

        Advertising and marketing expense increased by $2.5 million for the six months ended June 30, 2013 as compared to the prior year period due primarily to advertising and marketing activity related to DFS.

        Occupancy expenses for the six months ended June 30, 2013 increased from 6.4% to 6.5% as compared to the same period in 2012 as a percentage of revenue as a result of the Florida Acquisition.

        Other operating expenses for the six months ended June 30, 2013 increased from 5.2% to 7.0% as compared to the same period as 2012 primarily due to the acquisition of DFS and the Florida Acquisitions.

	Six Months Ended June 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$25,201	$31,821	$6,620	26.3%	14.6%	16.0%
Registration Expenses	2,774	—	(2,774)	(100.0)%	1.6%	0.0%
Transaction Expenses	1,037	—	(1,037)	(100.0)%	0.6%	0.0%
Depreciation & Amortization	2,466	4,802	2,336	94.7%	1.4%	2.4%
Sponsor Management Fee	705	687	(18)	(2.6)%	0.4%	0.3%
Interest expense, net	22,580	25,692	3,112	13.8%	13.1%	12.9%
Gain on equity investment	—	(260)	(260)	100.0%	0.0%	(0.1)%
Income Tax expense	4,934	3,507	(1,427)	(28.9)%	2.9%	1.8%

Total Corporate and Other Expenses	$59,697	$66,249	$6,552	11.0%	34.5%	33.4%

        Corporate expenses increased from 14.6% to 16.0% as a percentage of revenue during the six months ended June 30, 2012 and 2013, respectively, primarily due to the consolidation of Insight Holdings.

        Depreciation and amortization increased $2.3 million during the six months ended June 30, 2013, as compared to the comparable period in the prior year primarily due to the amortization of intangible assets related to the acquisition of DFS and the Florida Acquisition.

        Interest expense, net, increased to $25.7 million during the six months ended June 30, 2013, as compared to $22.6 million for the same period in 2012, or an increase of 13.8%, due to the issuance of new debt financing by our unrestricted subsidiary (as described above) in connection with the Florida Acquisition and additional borrowings on our lines of credit.

        The gain on equity investment is primarily due to valuing the equity investment at fair value when consolidating the Insight Holdings VIE.

Business Segment Results of Operations for the Six Months Ended June 30, 2013

        The following tables present summarized financial information for the Company's segments:

	As of and for the six months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$180,408	100.0%	$18,141	100.0%	$198,549	100.0%
Provision for Loan Losses	35,678	19.8%	9,759	53.8%	45,437	22.9%
Operating Expenses, Excluding Provision for Loan Losses	73,082	40.5%	7,997	44.1%	81,079	40.8%
Operating Gross Profit	71,648	39.7%	385	2.1%	72,033	36.3%
Interest Expense, net	25,692	14.2%	—	0.0%	25,692	12.9%
Depreciation and Amortization	3,760	2.1%	1,042	5.7%	4,802	2.4%

        Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of DFS, a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Retail Financial Services

        Retail financial services represented 90.9%, or $180.4 million, of revenues for the six months ended June 30, 2013.

        For the six months ended June 30, 2013 total revenues increased by $15.0 million, or 9.1%, compared to the same period in 2012. During the six months ended June 30, 2013 retail financial services benefitted from the contribution from the Florida acquisition as compared to 2012. Revenues were constrained in certain markets due to the election made during 2012 to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. This decline has been partially offset through the consolidation of Insight Holdings. We experienced strong growth in title loans on a comparative basis.

        Operating margin decreased for the six months ended June 30, 2013 from 41.0% to 39.7% for the same period in 2012 as a percentage of revenue reflecting the impact of transitioning customers away from the enhanced card product and the dilution in operating margin resulting from the Florida Acquisition.

Internet Financial Services

        For the six months ended June 30, 2013 total revenues contributed by our Internet financial services segment represented $18.1 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the six months ended June 30, 2013 as compared to our retail segment.

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

Six Month Cash Flow Analysis

        The table below summarizes our cash flows for the six months ended June 30, 2012 and 2013.

	Six Months Ended June 30,
(in thousands)	2012	2013
Net Cash Provided by Operating Activities	$46,231	$68,874
Net Cash Used in Investing Activities	(44,991)	(44,986)
Net Cash Provided by Financing Activities	—	29,212

Net Increase in Cash and Cash Equivalents	$1,240	$53,100

        Cash Flows from Operating Activities.    During the six months ended June 30, 2013, net cash provided by operating activities was $68.9 million compared to $46.3 million in the six months ended June 30, 2012, a $22.6 million increase. This increase is primarily related to the increased provisioning from the growth of the portfolio, the cash effect of tax obligations, the decrease in required card funding due to changes with the enhanced card option in 2012, and the timing of payments to vendors.

        Cash Flows from Investing Activities.    During the six months ended June 30, 2013, net cash used in investing activities was $45.0 million. The primary use of cash was $42.5 million in loan originations. During the six months ended June 30, 2012, net cash used in investing activities was $45.0 million primarily due to loan originations and the acquisition of DFS.

        Cash Flows from Financing Activities.    During the six months ended June 30, 2013, net cash provided by financing activities was $29.2 million. The primary source of cash was $30.0 million in borrowings under our revolving credit facilities.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2012 and June 30, 2013, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        Our business model requires relatively low maintenance capital expenditures. For the six months ended June 30, 2012 and 2013, we spent $1.9 million and $4.2 million, respectively, on capital expenditures. The increase is primarily due to upgrading the retail locations acquired in the Florida Acquisition and investing in information technology.

Seasonality

        Our business is seasonal due to tax refunds received by our customers. Customers' cash tax refund checks primarily in the first calendar quarter of each year. In the first quarter, we traditionally have our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through the refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand.

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

        On June 26, 2013, the Company entered into a Software License Agreement ("SLA") and a Software Support and Maintenance Agreement ("MSA") (collectively, the "eCash Agreements") with eCash Software Systems, Inc. ("eCash") to acquire a perpetual license to a new point-of-sale and operations platform system. Under the eCash Agreement, eCash will license to the Company and its subsidiaries software capable of managing retail and on-line-transactional information, revenue, and collections (the "Licensed Systems"). The implementation of the Licensed Systems commenced in July of 2013. The eCash Agreements contain detailed terms governing license fees, professional services fees and ongoing maintenance fees, including credits, as well as fees and rates for services that may be requested by the Company. The total estimated amounts to be paid to eCash with respect to the SLA is in excess of $4.5 million, the ("License Purchase Price"). This License Purchase Price is payable semi-annually over five years and is subject to customary provisions including provisions related to delivery milestones and performance. Pursuant to the MSA, the Company has also committed to purchase maintenance for five years with fees dependent upon the number of licensed locations and requested additional services.

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

Loan Portfolio

        As of June 30, 2013, we offered loans in 29 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest include fees and interest received from loan customers. Advance fees on short-term consumer loans with terms between 14 to 30 days and title loans with terms up to 30 days are recognized as unearned finance charges at the time the loans are made. Advance fee income is recognized using the interest (actuarial) method over the term of each loan for our line-of-credit products. Advance fees on title loans with terms up to 24 months, and medium-term loans with terms up to 180 days are classified as unrecognized income at the time the loans are made.

        As of June 30, 2013 and December 31, 2012, our total finance receivables net of unearned advance fees were approximately $135.7 million and $138.0 million, respectively.

Investee Companies

        We also had an equity investment in Insight Holding (the parent company of the program manager for the prepaid card offered through our subsidiaries). We recorded the 22.5% investment in Insight Holdings under the equity method of accounting effective November 2011 until consolidating the entity as a result of the VIE, as described above, effective as of April 1, 2013.

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a Credit Service Organization ("CSO programs"). For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2013 and December 31, 2012, the outstanding amount of active consumer loans was $5.2 million and $6.5 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $0.4 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of June 30, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

        To the extent we have excess cash; we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

        As of June 30, 2013, we had $466.9 million of indebtedness, $436.9 of which is not subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). In addition, we have access to $47.0 million of lines of credit which are subject to variable interest rates. As of June 30, 2013 we had $30.0 million outstanding on our lines of credit.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 6.    EXHIBITS.

        The following exhibits are filed or furnished as part of this report:

Exhibit No.		Description of Exhibit
10.1	*	Software License Agreement and Software Support and Maintenance Agreement, dated as of June 26, 2013, by and between eCash Software Systems, Inc. and Community Choice Financial Inc.
31.1		Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2		Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101
Interactive Data File:
(i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations for the Six Months Ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

*
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer