Form 10-Q
period 2013-09-30
Community Choice Financial Inc.
filed 2013-11-14
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

        There is no market for the registrant's equity. As of September 30, 2013, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2013

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$116,683	$79,044
Restricted cash	741	—
Finance receivables, net of allowance for loan losses of $12,339 and $8,511	140,588	125,637
Short-term investments, certificates of deposit	1,114	1,113
Card related pre-funding and receivables	1,298	8,050
Other current assets	6,327	6,246
Deferred tax asset, net	5,976	5,517

Total current assets	272,727	225,607
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $1,913 and $603	6,993	3,286
Leasehold improvements and equipment, net	21,403	18,346
Goodwill	312,403	297,122
Other intangible assets	24,981	10,257
Security deposits	2,362	1,728
Equity method investments	—	6,491
Deferred debt issuance costs	11,812	13,493

Total assets	$652,681	$576,330

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$115	$—
Current portion of related party Florida seller notes	2,723	1,731
Deferred revenue	2,658	2,661
Accrued interest	19,119	8,035
Money orders payable	13,839	16,036
Accounts payable and accrued liabilities	25,988	18,602

Total current liabilities	64,442	47,065
Noncurrent Liabilities
Accrued liabilities	1,075	—
Lines of credit	30,000	—
Capital lease obligation	18	—
Stock repurchase obligation	1,042	1,288
Related party Florida seller notes	13,476	15,599
Senior secured notes	420,000	420,000
Deferred revenue	6,095	7,979
Deferred tax liability, net	186	186

Total liabilities	536,334	492,117

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at September 30, 2013 and December 31, 2012	90	90
Additional paid-in capital	124,031	122,963
Non-controlling interest	26,869	—
Retained deficit	(34,643)	(38,840)

Total stockholders' equity	116,347	84,213

Total liabilities and stockholders' equity	$652,681	$576,330

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2013 and 2012

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Finance receivable fees	$81,785	$70,119	$218,042	$185,014
Check cashing fees	20,727	19,798	62,919	57,931
Card fees	6,109	2,340	13,434	10,840
Other	6,415	5,949	19,190	17,428

Total revenues	115,036	98,206	313,585	271,213

Operating expenses:
Salaries and benefits	18,380	14,858	53,234	46,386
Provision for loan losses	40,247	28,127	85,684	65,954
Occupancy	6,982	6,373	19,933	17,502
Advertising and marketing	6,108	1,965	11,852	5,214
Depreciation and amortization	1,590	1,547	4,995	4,651
Other	12,000	12,038	36,125	31,323

Total operating expenses	85,307	64,908	211,823	171,030

Operating gross profit	29,729	33,298	101,762	100,183

Corporate and other expenses (income)
Corporate expenses	18,327	12,505	51,741	38,256
Registration expenses	—	—	—	2,774
Bond registration expenses	—	814	—	814
Transaction expenses	—	196	—	1,233
Depreciation and amortization	2,178	1,752	6,980	4,218
Interest expense, net	12,945	12,415	38,637	34,995
(Gain) loss on equity method investments	—	128	(260)	283

Total corporate and other expenses (income)	33,450	27,810	97,098	82,573

Income (loss) before income taxes	(3,721)	5,488	4,664	17,610

Provision (benefit) for income taxes	(1,661)	1,995	1,846	6,929

Net income (loss)	(2,060)	3,493	2,818	10,681
Net loss attributable to non-controlling interests	(473)	—	(1,379)	—

Net income (loss) attributable to controlling interests	$(1,587)	$3,493	$4,197	$10,681

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2013

(Dollars in thousands)

(unaudited)

	Common Stock
			Additional Paid-In Capital	Non-controlling Interest	Retained Deficit
	Shares	Amount				Total
Balance, December 31, 2012	8,981,536	$90	$122,963	$—	$(38,840)	$84,213
Stock-based compensation expense	—	—	1,068	—	—	1,068
Non-controlling interests conversion elimination	—	—	—	28,248	—	28,248
Net income (loss)	—	—	—	(1,379)	4,197	2,818

Balance, September 30, 2013	8,981,536	$90	$124,031	$26,869	$(34,643)	$116,347

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,818	$10,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85,684	65,954
Gain on disposal of assets	(16)	—
(Gain) loss on equity method investments	(260)	283
Depreciation	6,645	5,789
Amortization of note discount and deferred debt issuance costs	2,050	1,664
Amortization of intangibles	5,326	3,080
Deferred income taxes	1,239	939
Change in fair value of stock repurchase obligation	(246)	—
Stock-based compensation	1,068	446
Changes in assets and liabilities:
Short term investments	—	237
Card related pre-funding and receivables	6,752	1,602
Restricted cash	459	—
Other assets	2,159	374
Deferred revenue	(1,887)	(1,991)
Accrued interest	11,084	11,645
Money orders payable	(2,197)	(251)
Accounts payable and accrued expenses	466	(3,050)

Net cash provided by operating activities	121,144	97,402

Cash flows from investing activities
Net receivables originated	(104,342)	(58,597)
Net acquired assets, net of cash	865	(33,665)
Purchase of customer list intangible asset	(22)	—
Internally developed software intangible asset	(115)	—
Contributions for non-controlling interest	366	—
Equity investment capital contribution	—	(450)
Proceeds from sale of leasehold improvements and equipment	181	—
Purchase of leasehold improvements and equipment	(8,859)	(3,880)

Net cash used in investing activities	(111,926)	(96,592)

Cash flows from financing activities
Proceeds from senior notes	—	25,000
Capital lease payments	(79)	—
Net payments of long-term debt	(1,500)	—
Net advances on lines of credit	30,000	—
Debt issuance costs	—	(1,100)

Net cash provided by financing activities	28,421	23,900

Net increase in cash and cash equivalents	37,639	24,710
Cash and cash equivalents:
Beginning	79,044	65,635

Ending	$116,683	$90,345

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio. As of September 30, 2013, the Company owned and operated 498 stores in 15 states and had an internet presence in 23 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, title loans, medium term loans and other services that address the specific needs of our individual customers.

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

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has determined that Insight Holdings Company, LLC is a VIE of which the Company is the primary beneficiary. Therefore, the Company has consolidated this VIE as of April 1, 2013.

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

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

and assess performance. Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of Direct Financial Solutions, LLC ("DFS"), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services. The consolidation of Insight Holdings Company, LLC ("Insight Holdings"), as described further in Note 9, is included in retail financial services.

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

        Short term consumer loan products typically range in size from $.1 to $1, and are evidenced by a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. Statutes vary from providing fees of 15% to 20% per $.1 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing their check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended from an average of approximately 17 days to approximately four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,728 of the $167,874 of total receivables at September 30, 2013 and $1,578 of the $144,026 of total receivables at December 31, 2012.

        Medium term loans typically range from $.1 to $2.5 and are evidenced by a promissory note with a maturity between 112 days and 36 months. These loans vary in their structure to correspond with the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. The Company also purchased loan participations in a third party lender's loan portfolio which are classified as medium-term finance receivables during 2012. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

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

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are 60 days past due. For medium term loans which have an

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than 90 days past due.

        For title loans that are 30 days in duration, the Company's policy requires that balances be charged off when accounts are 30 days past due. For title loans that have terms ranging from 60 days to one year, the Company's policy dictates that balances be charged off when accounts are 60 days past due. For title loans that have terms of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than 90 days past due.

        Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

        Card related pre-funding and receivables:    Prior to April 1, 2013, the Company acted as an agent for Insight Holdings marketing prepaid debit cards. Pursuant to the Company's agreement, the Company was required to pre-fund certain card activity. The Company was also the beneficiary of certain receivables resulting from its card sales that relate to the commissions earned from this entity payable according to negotiated terms. Effective April 1, 2013, the card related prefunding between the Company and Insight Holdings has been eliminated and represents prefunding by Insight Holdings to the banks for card activity.

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

        The Company's other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended September 30, 2013 and 2012 were $1,573 and $1,258, and for the nine months ended September 30, 2013 and 2012 were $5,169 and $2,530, respectively.

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

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company has consolidated Insight Holdings as of April 1, 2013 as the Company has determined that it is the primary beneficiary of the variable interest entity, as described in Note 9.

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

        Deferred rent:    The Company leases premises under agreements which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of September 30, 2013 and December 31, 2012, the Company had a liability of $874 and $848, respectively, related to deferred rent expense.

        Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the three months ended September 30, 2013 and 2012 was $6,108 and $1,965, and for the nine months ended September 30, 2013 and 2012 was $11,852 and $5,214, respectively. Corporate level advertising and marketing expense for the three months ended September 30, 2013 and 2012 was $147 and $25, and for the nine months ended September 30, 2013 and 2012 was $234 and $120, respectively.

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

        Registration Expenses:    The Company had deferred legal and other transaction expenses related to a planned initial public offering ("IPO") with the expectation that such expenses would be accounted for as a reduction of capital pain in excess of par. In May 2012, the Company decided not to pursue the IPO due to market conditions. At that time, deferred expenses totaling $2,774 were expensed.

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

        Although states provide the primary regulatory framework under which the Company offers consumer loans, certain federal laws also impact the business. The Company's payday cash advance services and consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act")

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau ("CFPB") and granted it the authority to regulate companies that provide consumer financial services. The CFPB began examinations of payday lenders in 2012 and examined us starting in April 2012. We have received our examination report and although we remain in dialogue with the CFPB regarding various aspects of the report and the CFPB's request for various document and information, at this time we do not anticipate any material changes to our commercial operations.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at September 30, 2013 and December 31, 2012, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") and our 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt.

        The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	September 30, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$116,683	$116,683	1
Restricted cash	741	741	1
Finance receivables	147,581	147,581	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	339,700	2
12.75% Senior secured notes	25,000	22,344	2
Related party Florida seller notes	16,199	16,199	2
Stock repurchase obligation	1,042	1,042	3

	December 31, 2012
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$79,044	$79,044	1
Finance receivables	128,923	128,923	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	2
12.75% Senior secured notes	25,000	25,000	2
Related party Florida seller notes	17,330	17,330	2
Stock repurchase obligation	1,288	1,288	3

        Recent Accounting Pronouncements In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50%) that the indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC 350, Intangibles—Goodwill and Other. If a company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations.

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

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after September 30, 2013) through the issuance date of November 14, 2013 as disclosed in Note 18.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Short-term consumer loans	$102,566	$102,913
Medium-term loans	36,716	14,855
Title loans	28,592	26,258

Gross receivables	167,874	144,026
Unearned advance fees, net of deferred loan origination costs	(6,041)	(5,989)

Finance receivables before allowance for loan losses	161,833	138,037
Allowance for loan losses	(14,252)	(9,114)

Finance receivables, net	$147,581	$128,923

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2013 are as follows:

	Balance 7/1/2013	Provision	Charge-Offs	Recoveries	Balance 9/30/2013	Receivables 9/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,513	$22,328	$(44,569)	$21,972	$4,244	$102,566	4.14%
Medium-term loans	3,918	8,382	(4,634)	442	8,108	36,716	22.08%
Title loans	1,331	3,416	(8,303)	5,456	1,900	28,592	6.65%

	$9,762	$34,126	$(57,506)	$27,870	$14,252	$167,874	8.49%

        The provision for loan losses for the three months ended September 30, 2013 also includes losses from returned items from check cashing of $2,342.

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2013 are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 9/30/2013	Receivables 9/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$50,771	$(113,281)	$62,410	$4,244	$102,566	4.14%
Medium-term loans	3,077	14,349	(10,835)	1,517	8,108	36,716	22.08%
Title loans	1,693	6,372	(22,245)	16,080	1,900	28,592	6.65%

	$9,114	$71,492	$(146,361)	$80,007	$14,252	$167,874	8.49%

        The provision for loan losses for the nine months ended September 30, 2013 also includes losses from returned items from check cashing of $5,913.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2012 are as follows:

	Balance 7/1/2012	Provision	Charge-Offs	Recoveries	Balance 9/30/2012	Receivables 9/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,906	$16,074	$(31,534)	$15,654	$3,100	$95,439	3.25%
Medium-term loans	2,753	3,014	(3,872)	631	2,526	14,140	17.86%
Title loans	1,468	2,854	(6,615)	3,854	1,561	24,264	6.43%

	$7,127	$21,942	$(42,021)	$20,139	$7,187	$133,843	5.37%

        The provision for loan losses for the three months ended September 30, 2012 also includes card losses of $4, and losses from returned items from check cashing of $1,592.

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2012 are as follows:

	Balance 1/1/2012	Provision	Charge-Offs	Recoveries	Balance 9/30/2012	Receivables 9/30/2012	Allowance as a percentage of receivable
Short-term consumer loans	$2,504	$37,057	$(83,943)	$47,482	$3,100	$95,439	3.25%
Medium-term loans	2,018	9,813	(11,731)	2,426	2,526	14,140	17.86%
Title loans	1,104	6,219	(13,896)	8,134	1,561	24,264	6.43%

	$5,626	$53,089	$(109,570)	$58,042	$7,187	$133,843	5.37%

        The provision for loan losses for the nine months ended September 30, 2012 also includes card losses of $84, losses on tax loans of $295, and losses from returned items from check cashing of $4,000.

        Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$353	$752	$392	$157
Provision for loan losses	3,779	4,589	8,279	8,486
Charge-offs, net	(3,184)	(4,325)	(7,723)	(7,627)

Balance, end of period	$948	$1,016	$948	$1,016

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $6,007 and $9,740 at September 30, 2013 and 2012, respectively.

        The Company operates subsidiaries that act as a Credit Service Organization ("CSO") in the state of Texas and Ohio.

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

        The aging of receivables at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
Current finance receivables	$159,246	94.9%	$138,451	96.1%
Past due finance receivables (1 - 30 days)
Medium-term loans	3,486	2.1%	1,597	1.1%
Title loans	2,293	1.3%	2,268	1.6%

Total past due finance receivables (1 - 30 days)	5,779	3.4%	3,865	2.7%

Past due finance receivables (31 - 60 days)
Medium-term loans	1,814	1.2%	996	0.7%
Title loans	546	0.2%	450	0.3%

Total past due finance receivables (31 - 60 days)	2,360	1.4%	1,446	1.0%

Past due finance receivables (61 - 90 days)
Medium-term loans	322	0.2%	167	0.1%
Title loans	167	0.1%	97	0.1%

Total past due finance receivables (61 - 90 days)	489	0.3%	264	0.2%

Total delinquent	8,628	5.1%	5,575	3.9%

	$167,874	100.0%	$144,026	100.0%

Note 3. Related Party Transactions and Balances

        Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. Total fees paid pursuant to this agreement for the three months ended September 30, 2013 and 2012 were $306 and $355, and for the nine months ended September 30, 2013 and 2012 were $993 and $1,060, respectively.

        The Company had a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting functions to these parties. The Company's payroll department provided payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012. Management fee revenue from related parties for the three months ended September 30, 2012 was $9, and for the nine months ended September 30, 2012 was $39. The related party management fee revenue is included with corporate expenses on the Consolidated Statement of Operations.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

related parties for usage of the aircraft for the three months ended September 30, 2013 and 2012 were $43 and $22, and for the nine months ended September 30, 2013 and 2012 were $43 and $65, respectively, and are included with corporate expenses on the consolidated statements of operations.

        Certain branches of the Company are owned by related parties and leased from the related party. The corporate office was owned by a related party before it was sold to a non-related party on July 29, 2012. Rent paid to the related parties for the three months ended September 30, 2013 and 2012 were $268 and $313, and for the nine months ended September 30, 2013 and 2012 were $818 and $1,249, respectively, and are included with occupancy expense on the consolidated statements of operations.

        Members of management had a non-controlling, minority interest in a card program managing company until November 2011 when the Company purchased a 22.5% interest in Insight Holdings. The interest was purchased from the owners of Insight Holdings, two of whom are management of the Company. The total purchase price of the 22.5% was $11,250, of which $7,500 was purchased directly from the members of management of the Company. As of September 30, 2013, and December 31, 2012, the Company, as an agent for the card program managing company, had made net prepayments of $1,298 and $8,050, respectively, to the card program managing company for various items related to a product offering of the Company. These prepayments are included as card related pre-funding and receivables on the balance sheet. The Company made available to Insight Holdings a revolving credit facility of $3,000 effective April 1, 2013 and, as a result, as discussed further in Note 9, consolidated Insight Holdings effective as of April 1, 2013. All intercompany balances and profit are eliminated.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as a related party transaction due to the sellers of the Florida Acquisition, and recipients of the notes, being shareholders of the Company. See Note 9 for a description of the Florida Acquisition. See Note 18 for modification of the related party Florida seller notes subsequent to September 30, 2013.

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Goodwill	$312,403	$297,122

Other intangible assets:
Non-compete agreements	$999	$941
Trade names	5,244	3,400
Customer lists	14,852	4,559
Internally developed software	3,886	1,357

	$24,981	$10,257

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

        The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported in these financial statements was approximately $31,237 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the three months ended September 30, 2013 and 2012 was $566 and $521, and for the nine months ended September 30, 2013 and 2012 were $1,698 and $1,563, respectively. The effect of the tax benefits for each subsequent quarter is expected to be $566 and will result in future reductions to the carrying amount of goodwill.

        The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $46,907. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

        Intangible amortization expense for the three months ended September 30, 2013 and 2012 were $1,573 and $1,258, and for the nine months ended September 30, 2013 and 2012 were $5,169 and $2,530, respectively.

Note 5. Pledged Assets and Debt

        Senior secured notes payable at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        Lines of credit at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2015, collateralized by all of Insight Capital, LLC's assets	$3,000	$—
$40,000 Revolving credit, secured, interest rate as defined below, collateralized by all Company assets	27,000	—

	30,000	—
Less current maturities	—	—

Long-term portion	$30,000	$—

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40,000 revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing this revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of September 30, 2013, we were in compliance with these covenants.

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

        The 3-month LIBOR rate at September 30, 2013 and December 31, 2012 was 0.25% and 0.31%, respectively, and the prime rate was 3.25% at September 30, 2013 and December 31, 2012.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration in the Florida Acquisition. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The initial discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $96 for the three months ended September 30, 2013 and $368 for the nine months ended September 30, 2013.

        The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The credit agreement governing our non- guarantor secured term related party Florida seller notes due 2016

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

contains covenants that limit the ability of our Florida acquisition to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants are evaluated quarterly. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. As of September 30, 2013, we were in compliance with these covenants. The related party Florida seller notes are non-recourse to the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

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

        Non-guarantor notes payable at September 30, 2013, and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,588	$7,500
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	7,266	8,645
$1,500 non-guarantor term note, secured, 0%, quarterly principal and interest payments, August 2016	1,345	1,185

	16,199	17,330
Less current maturities	2,723	1,731

Long-term portion	$13,476	$15,599

        The non-guarantor notes payable have been subsequently amended as described in Note 18.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$2,765	$2,461
Accrued payroll	5,659	3,513
Compensated absences	2,191	1,310
Wire transfers payable	5,470	4,816
Accrual for third-party losses	948	392
Deferred rent	874	848
Bill payment	1,420	1,147
Other	6,661	4,115

	$25,988	$18,602

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is with customers living in thirty-two states and consequently such customers' ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected.

        The following table summarizes the allocation of the portfolio balance by state at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$15,751	9.4%	$14,024	9.7%
Arizona	14,112	8.4	13,391	9.3
California	44,235	26.4	27,291	19.0
Florida	8,133	4.8	7,557	5.3
Idaho	5,004	3.0	1,499	1.0
Illinois	2,395	1.4	2,906	2.0
Indiana	3,731	2.2	5,465	3.8
Kansas	2,587	1.5	2,056	1.4
Kentucky	2,974	1.8	3,042	2.1
Michigan	3,961	2.4	3,942	2.7
Missouri	3,462	2.1	2,675	1.9
Ohio	41,499	24.7	43,560	30.2
Oregon	960	0.6	1,047	0.7
Tennessee	335	0.2	—	—
Utah	3,766	2.2	3,708	2.6
Virginia	12,268	7.3	10,494	7.3
Other internet segment states	2,701	1.6	1,369	1.0

Total	$167,874	100.0%	$144,026	100.0%

        The other internet segment states are: Alaska, Delaware, Hawaii, Louisiana, Minnesota, Mississippi, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Texas, Washington, Wisconsin, and Wyoming.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations

  Retail Financial Services

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company determined that the line of credit represents financial support constituting a variable interest and the Company is the primary beneficiary. As a result of these determinations, the Company has consolidated Insight Holdings as of April 1, 2013. No additional consideration was transferred in order to effect the consolidation and no consolidation-related costs were incurred.

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

$34,476

        At April 1, 2013, the Company's carrying value of its investment in Insight Holdings was $6,317. The difference between the Company's consolidation-date fair value of $6,594 and carrying value of $6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statements of operations.

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

        The first note is for $9,000, bears interest at 10% and is due in August 2016. The second note is for $8,000, bears interest at 10% and is due upon the completion of an initial public offering ("IPO") or August 2016, whichever occurs first. The third note is for $1,500, bears no stated interest and is due August 2016. The fair value of these related party Florida seller notes was determined to be $17,223 using a discounted cash flow methodology and an estimated market interest rate of 12.75%. The fair value of the one million shares of common stock issued to the sellers was determined utilizing both a

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Business Combinations (Continued)

discounted cash flow and guideline company valuation methodologies. A forbearance agreement was signed on September 28, 2012 for a related party Florida seller note in the amount of $1,500 in which the lender waived its rights to the mandatory payment, interest and right to declare a default arising from the failure to make the mandatory payments. The forbearance agreement was mutually agreed upon pending the resolution of certain post-acquisition closing adjustments. The non-guarantor notes payable were subsequently amended as described in Note 18.

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

$22,385

Note 10. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, the Company adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of September 30, 2013.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated. No options were outstanding prior to May 1, 2006.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At September 30, 2013, there were a total of 864,392 additional shares available for grant under the Plan.

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

        For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation costs in the amounts of $1,068 and $446, respectively. As of September 30, 2013 and December 31, 2012, unrecognized stock-based compensation costs to be recognized over future periods approximated $4,514 and $3,864, respectively. At September 30, 2013, the remaining unrecognized compensation expense is $1,634 for certain awards that vest solely upon a change in control and $2,880 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $2,880 is expected to be recognized over a weighted-average period of 2.0 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $-0- for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012.

        The following weighted average assumptions were used by the Company for awards granted during the nine months ended September 30, 2013:

2013
Risk-free interest rate	0.84%
Dividend yield	0.00%
Expected volatility	50.00%
Expected term (years)	5.00
Weighted average fair value of options granted	$3.66
Weighted average fair value of stock appreciation rights granted	$3.66

        Stock option activity for the nine months ended September 30, 2013 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	1,280,160	$7.88	7.0	N/A
Granted	942,663	8.40	8.4	N/A
Exercised	—	—	—	N/A
Forfeited or expired	473,543	—	—	N/A

Outstanding at September 30, 2013	1,749,280	$7.62	7.1	N/A

Exercisable at September 30, 2013	487,100	$7.17	5.4	$563

Vested or expected to vest at September 30, 2013	1,179,010	$7.89	7.6	$563

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Stock Based Compensation (Continued)

        Restricted stock unit ("RSU") activity for the nine months ended September 30, 2013, is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	35,130	$13.51	2.1	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at September 30, 2013	35,130	$13.51	1.4	N/A

Exercisable at September 30, 2013	11,710	$13.51	1.4	$97

Vested or expected to vest at September 30, 2013	35,130	$13.51	1.4	$290

        Stock appreciation rights activity for the nine months ended September 30, 2013 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	292,944	$—	4.5	N/A
Granted	163,944	—	2.6	N/A
Exercised	—	—	—	N/A
Forfeited or expired	163,944	—	—	N/A

Outstanding at September 30, 2013	292,944	$—	3.8	N/A

Exercisable at September 30, 2013	201,108	$—	3.4	$145

Vested or expected to vest at September 30, 2013	201,108	$—	3.4	$145

Note 11. Business Segments

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Business Segments (Continued)

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$100,509	100.0%	$14,527	100.0%	$115,036	100.0%
Provision for Loan Losses	28,955	28.8%	11,292	77.7%	40,247	35.0%
Other Operating Expenses	39,083	38.9%	5,977	41.1%	45,060	39.2%
Operating Gross Profit (loss)	32,471	32.3%	(2,742)	(18.8)%	29,729	25.8%
Interest Expense, net	12,945	12.9%	—	0.0%	12,945	11.3%
Depreciation and Amortization	1,702	1.7%	476	3.3%	2,178	1.9%

	As of and for the nine months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Revenues	$280,917	100.0%	$32,668	100.0%	$313,585	100.0%
Provision for Loan Losses	64,634	23.0%	21,050	64.4%	85,684	27.3%
Other Operating Expenses	112,164	39.9%	13,975	42.8%	126,139	40.2%
Operating Gross Profit	104,119	37.1%	(2,357)	(7.2)%	101,762	32.5%
Interest Expense, net	38,637	13.8%	—	0.0%	38,637	12.3%
Depreciation and Amortization	5,462	1.9%	1,518	4.6%	6,980	2.2%

        Intersegment revenues of $74 for the three and nine month periods ending September 30, 2013, have been eliminated.

	As of and for the three months ended September 30, 2012
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$89,270	100.0%	$8,936	100.0%	$98,206	100.0%
Provision for Loan Losses	21,397	24.0%	6,730	75.3%	28,127	28.6%
Other Operating Expenses	34,336	38.5%	2,445	27.4%	36,781	37.5%
Operating Gross Profit (loss)	33,537	37.5%	(239)	(2.7)%	33,298	33.9%
Interest Expense, net	12,415	13.9%	—	0.0%	12,415	12.6%
Depreciation and Amortization	1,153	1.3%	599	6.7%	1,752	1.8%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Business Segments (Continued)

	As of and for the nine months ended September 30, 2012
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Revenues	$254,700	100.0%	$16,513	100.0%	$271,213	100.0%
Provision for Loan Losses	53,671	21.1%	12,283	74.4%	65,954	24.3%
Other Operating Expenses	99,598	39.1%	5,478	33.2%	105,076	38.7%
Operating Gross Profit (loss)	101,431	39.8%	(1,248)	(7.6)%	100,183	37.0%
Interest Expense, net	34,995	13.7%	—	0.0%	34,995	12.9%
Depreciation and Amortization	3,032	1.2%	1,186	7.2%	4,218	1.6%

        The Internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore the information for the nine months ended September 30, 2012 does not include 1st quarter activity.

Note 12. Income Taxes

        Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The Company's annual effective income tax rates for the nine months ended September 30, 2013 and 2012 were 39.6% and 39.3%, respectively. The Company had no liability recorded for unrecognized tax benefits at September 30, 2013 and December 31, 2012.

Note 13. Transactions with Variable Interest Entities

        The Company has a debt-buying arrangement with the lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management's estimation of anticipated purchases based on expected losses in the lender's portfolio. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $-0- and $231 as of September 30, 2013, and December 31, 2012, respectively. The Company has determined that the vendor is a variable interest entity ("VIE") but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2013 or 2012.

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

        The Company conducts business through wholly owned subsidiaries licensed as a CSO under applicable state laws. In connection with operating as a CSO, the Company entered into a limited agency agreement with unaffiliated third-party lenders. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $855 and $161 as of September 30,

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Transactions with Variable Interest Entities (Continued)

2013 and December 31, 2012, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        As of September 30, 2013, the Company's investment in Latin Card Strategies, LLC ("Latin Card") has been fully absorbed by the Company's share of losses of Latin Card and the equity method of accounting for the investment has been discontinued.

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

        As discussed in Note 9, the Company has consolidated Insight Holdings as of April 1, 2013. Insight Holdings is not a subsidiary of the Company, is not a guarantor under the 2019 notes or 2020 notes and is not otherwise an obligor under the Company's debt instruments.

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

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of September 30, 2013 and December 31, 2012, and for the nine months ended September 30, 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. In addition, Insight Holdings Company, LLC, which is not a subsidiary of the Company but which the Company is consolidating as of April 1, 2013, does not guarantee and is not otherwise an obligor under the Notes. All of the Company's guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

        Of the entities under "Non-Guarantor Subsidiaries" in the tables below, only Buckeye Check Cashing of Florida II, LLC is an "Unrestricted Subsidiary" as defined in the indentures governing the 2019 notes and 2020 notes. As of September 30, 2013 and December 31, 2012, such unrestricted subsidiary had total assets of $56,375 and $48,242 and total liabilities of $41,515 and $22,320, respectively, and for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and September 30, 2012, had total revenues of $6,120, $502, $16,932 and $502 total operating expenses of $4,983, $1,804, $13,440 and $1,804 and net loss of $107, $2,541, $625 and $2,541, respectively. As described above, Insight Holdings is included in the tables below as a "non-Guarantor Subsidiary" because the Company has consolidated the entity as of April 1, 2013. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$99,388	$17,295	$—	$116,683
Restricted cash	—	—	741	—	741
Finance receivables, net	—	135,015	5,573	—	140,588
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	2,711	—	(1,413)	1,298
Other current assets	—	27,229	3,001	(23,903)	6,327
Deferred tax asset, net	—	5,976	—	—	5,976

Total current assets	—	271,433	26,610	(25,316)	272,727
Noncurrent Assets
Investment in Subsidiaries	369,661	14,853	—	(384,514)	—
Finance receivables, net	—	6,993	—	—	6,993
Leasehold improvements and equipment, net	—	18,504	2,899	—	21,403
Goodwill	—	265,818	46,585	—	312,403
Other intangible assets	—	5,603	19,378	—	24,981
Security deposits	—	2,256	106	—	2,362
Equity method investments	—	6,835	—	(6,835)	—
Deferred debt issuance costs	11,771	41	—	—	11,812

Total assets	$381,432	$592,336	$95,578	$(416,665)	$652,681

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$—	$115	$—	$115
Current portion of related party Florida seller notes	—	—	2,723	—	2,723
Deferred revenue	—	2,658	—	—	2,658
Accrued interest	19,103	10	6	—	19,119
Money orders payable	—	13,832	7	—	13,839
Accounts payable and accrued liabilities	—	21,483	29,821	(25,316)	25,988

Total current liabilities	19,103	37,983	32,672	(25,316)	64,442
Noncurrent Liabilities
Accrued liabilities	—	1,075	—	—	1,075
Lines of credit	27,000	3,250	—	(250)	30,000
Capital lease obligation	—	—	18	—	18
Stock repurchase obligation	—	—	1,042	—	1,042
Related party Florida seller notes	—	—	13,476	—	13,476
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	6,095	—	—	6,095
Deferred tax liability, net	—	186	—	—	186

Total liabilities	466,103	48,589	47,208	(25,566)	536,334

Stockholders' Equity	(84,671)	543,747	48,370	(391,099)	116,347

Total liabilities and stockholders' equity	$381,432	$592,336	$95,578	$(416,665)	$652,681

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$78,574	$3,211	$—	$81,785
Check cashing fees	—	18,624	2,103	—	20,727
Card fees	—	1,483	5,825	(1,199)	6,109
Other	—	5,610	893	(88)	6,415

Total revenues	—	104,291	12,032	(1,287)	115,036

Operating expenses:
Salaries and benefits	—	16,705	1,675	—	18,380
Provision for loan losses	—	38,912	1,335	—	40,247
Occupancy	—	6,160	822	—	6,982
Advertising and marketing	—	5,914	194	—	6,108
Depreciation and amortization	—	1,465	125	—	1,590
Other	—	11,081	919	—	12,000

Total operating expenses	—	80,237	5,070	—	85,307

Operating gross profit	—	24,054	6,962	(1,287)	29,729

Corporate expenses	—	13,573	6,041	(1,287)	18,327
Registration expenses	—	—	—	—	—
Bond registration expenses	—	—	—	—	—
Transaction expenses	—	—	—	—	—
Depreciation and amortization	—	1,090	1,088	—	2,178
Interest expense, net	12,688	(242)	499	—	12,945
Loss on equity method investments	—	—	—	—	—

Total corporate and other expenses	12,688	14,421	7,628	(1,287)	33,450

Income (loss) before income taxes	(12,688)	9,633	(666)	—	(3,721)

Provision (benefit) for income taxes	(4,484)	3,042	(219)	—	(1,661)

Net income (loss)	(8,204)	6,591	(447)	$—	(2,060)
Net loss attributable to non-controlling interests	—	—	(473)	—	(473)

Net income	$(8,204)	$6,591	$26	$—	$(1,587)

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$70,119	$—	$—	$70,119
Check cashing fees	—	19,798	—	—	19,798
Card fees	—	2,336	4	—	2,340
Other	—	5,451	498	—	5,949

Total revenues	—	97,704	502	—	98,206

Operating expenses:
Salaries and benefits	—	13,982	876	—	14,858
Provision for loan losses	—	28,123	4	—	28,127
Occupancy	—	5,860	513	—	6,373
Advertising and marketing	—	1,965	—	—	1,965
Depreciation and amortization	—	1,547	—	—	1,547
Other	—	11,608	430	—	12,038

Total operating expenses	—	63,085	1,823	—	64,908

Operating gross profit	—	34,619	(1,321)	—	33,298

Corporate expenses	—	12,118	387	—	12,505
Registration expenses	—	—	—	—	—
Bond registration expenses	—	814	—	—	814
Transaction expenses	—	184	12	—	196
Depreciation and amortization	—	1,263	489	—	1,752
Interest expense, net	12,059	6	350	—	12,415
Loss on equity method investments	—	128	—	—	128

Total and other corporate expenses	12,059	14,513	1,238	—	27,810

Income (loss) before income taxes	(12,059)	20,106	(2,559)	—	5,488

Provision (benefit) for income taxes	(4,439)	7,441	(1,007)	—	1,995

Net income (loss)	(7,620)	12,665	(1,552)	—	3,493
Net (gain) loss attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests	$(7,620)	$12,665	$(1,552)	$—	$3,493

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Nine Months Ended September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$210,101	$7,941	$—	$218,042
Check cashing fees	—	56,306	6,613	—	62,919
Card fees	—	4,471	11,484	(2,521)	13,434
Other	—	16,740	2,538	(88)	19,190

Total revenues	—	287,618	28,576	(2,609)	313,585

Operating expenses:
Salaries and benefits	—	48,393	4,841	—	53,234
Provision for loan losses	—	82,455	3,229	—	85,684
Occupancy	—	17,569	2,364	—	19,933
Advertising and marketing	—	11,203	649	—	11,852
Depreciation and amortization	—	4,666	329	—	4,995
Other	—	33,478	2,647	—	36,125

Total operating expenses	—	197,764	14,059	—	211,823

Operating gross profit	—	89,854	14,517	(2,609)	101,762

Corporate expenses	—	42,303	12,047	(2,609)	51,741
Registration expenses	—	—	—	—	—
Bond registration expenses	—	—	—	—	—
Transaction expenses	—	—	—	—	—
Depreciation and amortization	—	3,519	3,461	—	6,980
Interest expense, net	36,671	336	1,630	—	38,637
Gain on equity method investments	—	(260)	—	—	(260)

Total corporate and other expenses	36,671	45,898	17,138	(2,609)	97,098

Income (loss) before income taxes	(36,671)	43,956	(2,621)	—	4,664

Provision (benefit) for income taxes	(14,515)	17,398	(1,037)	—	1,846

Net income (loss)	(22,156)	26,558	(1,584)	$—	2,818
Net loss attributable to non-controlling interests	—	—	(1,379)	—	(1,379)

Net income	$(22,156)	$26,558	$(205)	$—	$4,197

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2012

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$185,008	$6	$—	$185,014
Check cashing fees	—	57,931	—	—	57,931
Card fees	—	10,836	4	—	10,840
Other	—	16,930	498	—	17,428

Total revenues	—	270,705	508	—	271,213

Operating expenses:
Salaries and benefits	—	45,510	876	—	46,386
Provision for loan losses	—	65,943	11	—	65,954
Occupancy	—	16,989	513	—	17,502
Advertising and marketing	—	5,214	—	—	5,214
Depreciation and amortization	—	4,651	—	—	4,651
Other	—	30,849	474	—	31,323

Total operating expenses	—	169,156	1,874	—	171,030

Operating gross profit	—	101,549	(1,366)	—	100,183

Corporate expenses	—	37,869	387	—	38,256
Registration expenses	—	2,774	—	—	2,774
Bond registration expenses	—	814	—	—	814
Transaction expenses	—	1,221	12	—	1,233
Depreciation and amortization	—	3,729	489	—	4,218
Interest expense, net	34,576	69	350	—	34,995
Loss on equity method investments	—	283	—	—	283

Total corporate and other expenses	34,567	46,759	1,238	—	82,573

Income (loss) before income taxes	(34,576)	54,790	(2,604)	—	17,610

Provision (benefit) for income taxes	(13,604)	21,558	(1,025)	—	6,929

Net income (loss)	(20,972)	33,232	(1,579)	—	10,681
Net (gain) loss attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests	$(20,972)	$33,232	$(1,579)	$—	$10,681

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Nine Months Ended September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$3,493	$103,421	$14,230	$121,144

Cash flows from investing activities
Net receivables originated	—	(100,591)	(3,751)	(104,342)
Net acquired assets, net of cash	—	(841)	1,706	865
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(115)	(115)
Contributions for non-controlling interests	—	255	111	366
Sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(7,602)	(1,257)	(8,859)

Net cash used in investing activities	—	(108,620)	(3,306)	(111,926)

Cash flows from financing activities
Capital lease payments	—	—	(79)	(79)
Net payments of long-term debt	—	—	(1,500)	(1,500)
Net advances on lines of credit	—	30,000	—	30,000
Intercompany activities	(3,493)	3,493	—	—

Net cash provided by (used in) financing activities	(3,493)	33,493	(1,579)	28,421

Net increase in cash and cash equivalents	—	28,294	9,345	37,639
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044

Ending	$—	$99,387	$17,296	$116,683

Note 18. Subsequent Events

        On November 1, 2013, the Company entered into an amendment to the Non-guarantor notes resulting from the Florida Acquisition. Pursuant to this amendment, the non-guarantor subsidiary pre-paid $2,500 of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $500, the Non-guarantor settled in full, the $1,500 Non-guarantor term note. The $8,000 and $9,000 Non-guarantor notes were further amended to provide the Non-guarantor subsidiary the option to prepay the notes at a 20% discount through September 30, 2014, or at a 15% discount from October 1, 2014 through September 30, 2015.

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

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, title loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of September 30, 2013, we operated 498 retail storefront locations across 15 states.

The Company also offers short-term consumer loans via the internet through Direct Financial Solutions, LLC ("DFS"), which services customers in 23 states.

        Over each of the past three years, we have increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic and an expanding product set to address a larger share of our customers' financial needs. Our overall revenue has expanded as we have executed on our retail model, which has increased incremental revenue from our existing store base, and expanded our distribution channels. As part of our retail model, we strive to invest in premier locations and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

        Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of Direct Financial Solutions, LLC ("DFS"), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We believe that our ability to execute on our retail model generates higher per store revenue as compared to our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we have integrated acquisitions into our operations. Over 30% of our customers learn about our products and services and come to our stores as a result of a referral. Acquisitions allow us to leverage an established customer base which continues to use the acquired stores and generate word-of-mouth marketing as we implement our retail model at the stores, as a source of referrals. Acquisitions have also provided us an existing market presence which we have been able to build upon through expanding the acquired stores' product offerings. Finally, we believe our internet presence provides an additional channel to complement our store retail model.

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

  •
  DFS Acquisition.  On April 1, 2012, we acquired all of the equity interests of DFS and its subsidiaries (the "DFS Acquisition"). The purchase price was $22.4 million. DFS offered short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity and established our internet segment. This additional retail channel enables us to efficiently reach consumers in certain states not fully served by our existing retail locations.

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2012, and the first nine months of 2013.

	Year Ended December 31,	Nine Months Ended September 30,
	2012	2013
# of Locations
Beginning of Period	435	491
Acquired	54	—
Opened	7	8
Closed	5	1

End of Period	491	498

Number of states served by our internet operations	19	23

        The following table provides the geographic composition of our physical locations as of December 31, 2012, and September 30, 2013:

	December 31, 2012	September 30, 2013
Alabama	22	25
Arizona	43	43
California	159	159
Florida	61	61
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	13	13
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Tennessee	—	3
Utah	10	10
Virginia	22	23

	491	498

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

        At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau ("CFPB") and granted it the authority to regulate companies that provide consumer financial services. The CFPB began examinations of payday lenders in 2012 and examined us starting in April 2012. We have received our examination report and although we remain in dialogue with the CFPB regarding various aspects of the report and the CFPB's request for various document and information, at this time we do not anticipate any material changes to our commercial operations.

Product Characteristics and Mix

        As we introduce new products throughout our markets and expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our title loan offerings tend to have longer maturities than our short-term consumer loan offerings. In addition, the shift in mix to more medium-term loans results in a higher loan loss reserve as a result of the nature of medium-term loans as compared to short-term loans. We believe that our prepaid debit card direct deposit offering has reduced some of our check cashing fees, however, we believe that establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing may lengthen the customer relationship and increase associated revenue over time.

Expenses

        Our operating expenses related primarily to the operation of our stores and internet presence, including salaries and benefits for employees, store occupancy costs, internet advertising, loan loss provisions, returns and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders.

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

        Short-term consumer loan products typically range in size from $100 to $1,000, with a maturity generally 14 to 30 days, with an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from providing fees of 15% to 20%, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

        Medium-term loan products typically range from $100 to $2,500, and are evidenced by a promissory note with a maturity between six months and 36 months. These loans vary in their structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. In certain instances we previously also purchased loan participations in a third-party lender's loan portfolio that are classified as medium-term finance receivables.

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

        Finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2012 and September 30, 2013 was $128.9 million and $147.6 million, respectively. The allowance for loan losses, net of unearned advance fees, as of December 31, 2012 and September 30, 2013 was $9.1 million and $14.3 million, respectively. At December 31, 2012 and September 30, 2013, the allowance for loan losses was 6.6% and 8.8%, respectively, of finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term and title loans during the nine month period ended September 30, 2013, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2012 and September 30, 2013 are as follows (in thousands):

	December 31, 2012	September 30, 2013
Finance Receivables, net of unearned advance fees	$138,037	$161,833
Less: Allowance for loan losses	9,114	14,252

Finance Receivables, Net	$128,923	$147,581

        The total changes to the allowance for loan losses for the three months ended September 30, 2012 and 2013, and the nine months ended September 30, 2012 and 2013, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Allowance for loan losses
Beginning of Year	$7,127	$9,762	$5,626	$9,114
Provisions for loan losses	21,942	34,126	53,089	71,492
Charge-offs, net	(21,882)	(29,636)	(51,528)	(66,354)

End of Year	$7,187	$14,252	$7,187	$14,252

Allowance as a percentage of finance receivables, net of unearned advance fees	5.6%	8.8%	5.6%	8.8%

        The provision for loan losses for the three months ended September 30, 2012, and 2013 includes losses from returned items from check cashing of $1.6 million and $2.3 million, respectively, and third party lender losses of $4.6 million and $3.8 million, respectively.

        The provision for loan losses for the nine months ended September 30, 2012, and 2013 includes losses from returned items from check cashing of $4.0 million and $5.9 million, respectively, and third party lender losses of $8.5 million and $8.3 million, respectively.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the nine months ended September 30, 2012 and 2013.

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

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011 and refer to as the "California Acquisition"), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $26.3 million to result in cash tax savings of approximately $10.5 million at the expected combined rate of 40% for fiscal year 2013. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the nine months ended September 30, 2013, which are included elsewhere in this Form 10-Q, as of

September 30, 2013, we had three non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, in not a guarantor), in each case under the Company's indentures governing its senior secured notes. As of September 30, 2013, of these entities, only Buckeye Check Cashing of Florida II, LLC is an "Unrestricted Subsidiary" as defined in such indentures. As of September 30, 2013 and December 31, 2012, such unrestricted subsidiary had total assets of $56,375 and $48,242 and total liabilities of $41,515 and $22,320, respectively, and for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and September 30, 2012, had total revenues of $6,120, $502, $16,932 and $502, total operating expenses of $4,983, $1,804, $13,440 and $1,804 and net loss of $107, $2,541, $625 and $2,541, respectively. As described above, Insight Holdings is classified as a non-Guarantor Subsidiary because the Company has consolidated the entity as of April 1, 2013. However, Insight Holdings is not a subsidiary of the Company and is not an obligor under any of the Company's debt instruments. The remainder of the entities classified as non-guarantor subsidiaries are "Restricted Subsidiaries" as defined in such indentures and, for such specified periods, did not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

        The following table sets forth key operating data for our operations for the three months ended September 30, 2012 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Total Revenues	$98,206	$115,036	$16,830	17.1%	100.0%	100.0%
Operating Expenses
Salaries and benefits	14,858	18,380	3,522	23.7%	15.1%	16.0%
Provision for losses	28,127	40,247	12,120	43.1%	28.6%	35.0%
Occupancy	6,373	6,982	609	9.6%	6.5%	6.1%
Advertising and marketing	1,965	6,108	4,143	210.8%	2.0%	5.3%
Depreciation and amortization	1,547	1,590	43	2.8%	1.6%	1.4%
Other operating expenses	12,038	12,000	(38)	(0.3)%	12.3%	10.4%

Total Operating Expenses	64,908	85,307	20,399	31.4%	66.1%	74.2%

Income from Operations	33,298	29,729	(3,569)	(10.7)%	33.9%	25.8%

Corporate and other expenses
Corporate expenses	12,150	18,021	5,871	48.3%	12.4%	15.7%
Bond registration expenses	814	—	(814)	(100.0)%	0.8%	0.0%
Transaction expenses	196	—	(196)	(100.0)%	0.2%	0.0%
Depreciation and amortization	1,752	2,178	426	24.3%	1.8%	1.9%
Interest	12,415	12,945	530	4.3%	12.6%	11.3%
Loss on equity method investments	128	—	(128)	(100.0)%	0.1%	0.0%
Income Tax Expense	1,995	(1,661)	(3,656)	(183.3)%	2.0%	(1.4)%

Total corporate and other expenses	29,450	31,483	2,033	6.9%	30.0%	27.4%

Net income before management fee	3,848	(1,754)	(5,602)	(145.6)%	3.9%	(1.5)%
Sponsor Management Fee	355	306	(49)	(13.8)%	0.3%	0.3%

Net Income (Loss)	$3,493	$(2,060)	$(5,553)	(159.0)%	3.6%	(1.8)%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended September 30, 2012 and 2013 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended September 30,
	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$493,836	$537,791
Number of loan transactions (in thousands)	1,210	1,323
Average new loan size	$408	$406
Average fee per new loan	$49.02	$49.27
Loan loss provision	$16,074	$22,328
Loan loss provision as a percentage of loan volume	3.4%	4.2%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$633,447	$707,126
Number of checks cashed (in thousands)	1,440	1,526
Face amount of average check	$440	$463
Average fee per check	$13.75	$13.59
Returned check expense	$1,592	$2,342
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

	As of and for the Three Months Ended September 30,
	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$11,071	$30,061
Number of loans outstanding (in thousands)	22	38
Average principle outstanding	$495	$789
Weighted average monthly percentage rate	20.1%	18.4%
Allowance as a percentage of finance receivables	17.9%	22.1%
Loan loss provision	$3,014	$8,382
Title Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$21,039	$25,399
Number of loans outstanding (in thousands)	21	25
Average principle outstanding	$1,005	$1,004
Weighted average monthly percentage rate	13.5%	12.1%
Allowance as a percentage of finance receivables	6.4%	6.7%
Loan loss provision	$2,854	$3,416

Operating Metrics

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$56,342	$61,784	$5,442	9.7%	57.3%	53.7%
Medium-term Loans	6,295	11,452	5,157	81.9%	6.4%	10.0%
Check Cashing Fees	19,798	20,727	929	4.7%	20.2%	18.0%
Prepaid Debit Card Services	2,340	6,109	3,769	161.1%	2.4%	5.3%
Title Loan Fees	7,482	8,549	1,067	14.3%	7.6%	7.4%
Other Income	5,949	6,415	466	7.8%	6.1%	5.6%

Total Revenue	$98,206	$115,036	$16,830	17.1%	100.0%	100.0%

        For the three months ended September 30, 2013, total revenue increased by $16.8 million, or 17.1%, compared to the same period in 2012. The increase is the result of the comparative advantage of the Florida Acquisition, the growth of the internet installment portfolio, increases across our retail segment, and the consolidation of Insight Holdings.

        We acquired our internet company, DFS, on April 1, 2012. Through new customer acquisition, we have been successful in achieving revenue growth since the acquisition. Recent growth in the internet segment has been pronounced.

        Revenue generated from short-term consumer loan fees and interest for the three months ended September 30, 2013 increased $5.4 million, or 9.7%, compared to the same period in 2012. The growth is related to both our retail and internet segments.

        Revenue generated from medium-term loans for the three months ended September 30, 2013 increased $5.2 million, or 81.9%, compared to the same period in 2012. We grew medium term loan revenue principally through the growth in our internet and retail segments.

        Revenue generated from check cashing for the three months ended September 30, 2013 increased $0.9 million, or 4.7%, compared to the same period in 2012, primarily due to the Florida Acquisition. Representing 18.0% of our revenue, we do not expect this to be a growth avenue for the Company, but an offering which we leverage to drive traffic, creating and enhancing customer relationships.

        Revenue from prepaid debit card services increased as a result of the consolidation of Insight Holdings effective April 1, 2013.

        Revenue generated from title loan fees for the three months ended September 30, 2013 increased $1.1 million, or 14.3%, compared to the same period in 2012. We grew title loan revenue principally through expansion in select markets.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$14,858	$18,380	$3,522	23.7%	15.1%	16.0%
Provision for Loan Losses	28,127	40,247	12,120	43.1%	28.6%	35.0%
Occupancy	6,373	6,982	609	9.6%	6.5%	6.1%
Depreciation & Amortization	1,547	1,590	43	2.8%	1.6%	1.4%
Advertising & Marketing	1,965	6,108	4,143	210.8%	2.0%	5.3%
Bank Charges	941	1,069	128	13.6%	1.0%	1.0%
Store Supplies	853	730	(123)	(14.4)%	0.9%	0.6%
Collection Expenses	996	738	(258)	(25.9)%	1.0%	0.6%
Telecommunications	1,406	1,378	(28)	(2.0)%	1.4%	1.2%
Security	559	618	59	10.6%	0.6%	0.5%
License & Other Taxes	385	423	38	9.9%	0.4%	0.4%
Other Operating Expenses	6,898	7,044	146	2.1%	7.0%	6.1%

Total Operating Expenses	64,908	85,307	20,399	31.4%	66.1%	74.2%

Income from Operations	$33,298	$29,729	$(3,569)	(10.7)%	33.9%	25.8%

        Total operating expenses, which consist primarily of retail and internet related expenses, increased by $20.4 million, or 31.4%, for the three months ended September 30, 2013 as compared to the same period in 2012. This overall increase was due to additional expenses associated with our Florida operations, costs related to growing our portfolio, and a higher provision for loan losses related to portfolio growth and higher provisioning of medium-term loans. Provision for loan losses increased by $12.1 million for the three months ended September 30, 2013 as compared to the prior year period. This increase is due to higher provisioning required as the Company expanded the portfolio through medium term loans, and added new customers through the internet and our retail network.

        Advertising and marketing expense increased by $4.1 million for the three months ended September 30, 2013 as compared to the prior year period due primarily to marketing in our internet segment.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$12,150	$18,021	$5,871	48.3%	12.4%	15.7%
Bond Registration Expenses	814	—	(814)	(100.0)%	0.8%	0.0%
Transaction Expenses	196	—	(196)	(100.0)%	0.2%	0.0%
Depreciation & Amortization	1,752	2,178	426	24.3%	1.8%	1.9%
Sponsor Management Fee	355	306	(49)	(13.8)%	0.4%	0.3%
Interest	12,415	12,945	530	4.3%	12.6%	11.2%
(Gain) loss on fair market value of equity investment	128	—	(128)	(100.0)%	0.1%	0.0%
Income tax expense (benefit)	1,995	(1,661)	(3,656)	(183.3)%	2.0%	(1.4)%

Total Corporate and Other Expenses	$29,805	$31,789	$1,984	6.7%	30.3%	27.6%

        Corporate expenses increased from 12.4% to 15.7% as a percentage of revenue during the three months ended September 30, 2012 and 2013, respectively, primarily due to the consolidation of Insight Holdings.

        Depreciation and amortization increased $0.4 million during the three months ended September 30, 2013 as compared to the comparable period in the prior year primarily due to the consolidation of Insight Holdings.

        Interest expense, increased to $12.9 million during the three months ended September 30, 2013 as compared to $12.4 million for the same period in 2012, or an increase of 4.3%, from carrying outstanding balances on our lines of credit.

        The income tax benefit in the third quarter is a result of the loss before income taxes as compared to income in the same quarter in 2012.

Business Segment Results of Operations for the Three Months Ended September 30, 2013

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$100,509	100.0%	$14,527	100.0%	$115,036	100.0%
Provision for Loan Losses	28,955	28.8%	11,292	77.7%	40,247	35.0%
Other Operating Expenses	39,083	38.9%	5,977	41.1%	45,060	39.2%
Operating Gross Profit (loss)	32,471	32.3%	(2,742)	(18.8)%	29,729	25.8%
Interest Expense, net	12,945	12.9%	—	0.0%	12,945	11.3%
Depreciation and Amortization	1,702	1.7%	476	3.3%	2,178	1.9%

        Intersegment revenues of $74 for the three month period ending September 30, 2013 have been eliminated.

	As of and for the three months ended September 30, 2012
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$89,270	100.0%	$8,936	100.0%	$98,206	100.0%
Provision for Loan Losses	21,397	24.0%	6,730	75.3%	28,127	28.6%
Other Operating Expenses	34,336	38.5%	2,445	27.4%	36,781	37.5%
Operating Gross Profit (loss)	33,537	37.5%	(239)	(2.7)%	33,298	33.9%
Interest Expense, net	12,415	13.9%	—	0.0%	12,415	12.6%
Depreciation and Amortization	1,153	1.3%	599	6.7%	1,752	1.8%

Retail Financial Services

        Retail financial services represented 87.3%, or $100.5 million, of revenues for the three months ended September 30, 2013.

        For the three months ended September 30, 2013, total revenues increased by $11.2 million, or 12.6%, compared to the same period in 2012. During the three months ended September 30, 2013 retail financial services benefitted from the contribution from the Florida Acquisition and the consolidation of Insight Holdings, as compared to 2012. We also experienced growth in lending products on a comparative basis.

        Operating margin decreased for the three months ended September 30, 2013 from 37.5% to 32.3% for the same period in 2012 as a percentage of revenue primarily reflecting the increase in provision.

Internet Financial Services

        For the three months ended September 30, 2013, total revenues contributed by our Internet financial services segment represented $14.5 million, an increase of $5.6 million or 62.6% as compared to the same period in 2012. The Internet financial services segment also experienced a $4.6 million and $3.5 million increase in the provision for loan losses and other operating expenses, respectively, for the three months ended September 30, 2013 compared to the same period in 2012. The expense structure is largely variable and is currently reflecting high investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses as a percentage of revenue during the three months ended September 30, 2013 as compared to our retail segment. This coupled with the associated increased advertising and marketing, and lead generation costs associated with our focus on growth, resulted in an operating loss for the quarter.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Total Revenues	$271,213	$313,585	$42,372	15.6%	100.0%	100.0%
Operating Expenses
Salaries and benefits	46,386	53,234	6,848	14.8%	17.1%	16.9%
Provision for losses	65,954	85,684	19,730	29.9%	24.3%	27.3%
Occupancy	17,502	19,933	2,431	13.9%	6.6%	6.4%
Advertising and marketing	5,214	11,852	6,638	127.3%	1.9%	3.8%
Depreciation and amortization	4,651	4,995	344	7.4%	1.7%	1.6%
Other operating expenses	31,323	36,125	4,802	15.3%	11.5%	11.5%

Total Operating Expenses	171,030	211,823	40,793	23.9%	63.1%	67.5%

Income from Operations	100,183	101,762	1,579	1.6%	36.9%	32.5%

Corporate and other expenses
Corporate expenses	37,196	50,748	13,552	36.4%	13.7%	16.2%
Registration expenses	2,774	—	(2,774)	(100.0)%	1.0%	0.0%
Bond registration expenses	814	—	(814)	(100.0)%	0.3%	0.0%
Transaction expenses	1,233	—	(1,233)	(100.0)%	0.5%	0.0%
Depreciation and amortization	4,218	6,980	2,762	65.5%	1.6%	2.2%
Interest	34,995	38,637	3,642	10.4%	12.9%	12.3%
(Gain) Loss on equity method investments	283	(260)	(543)	(191.9)%	0.1%	-0.1%
Income Tax Expense	6,929	1,846	(5,083)	(73.4)%	2.5%	0.6%

Total corporate and other expenses	88,442	97,951	9,509	10.8%	32.6%	31.2%

Net income before management fee	11,741	3,811	(7,930)	(67.5)%	4.3%	1.2%
Sponsor Management Fee	1,060	993	(67)	(6.3)%	0.4%	0.3%

Net Income	$10,681	$2,818	$(7,863)	(73.6)%	3.9%	0.9%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the nine months ended September 30, 2012 and 2013 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Nine Months Ended September 30,
	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,305,458	$1,469,741
Number of loan transactions (in thousands)	3,209	3,588
Average new loan size	$407	$410
Average fee per new loan	$47.76	$49.48
Loan loss provision	$37,057	$50,771
Loan loss provision as a percentage of loan volume	2.9%	3.5%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,829,591	$2,129,115
Number of checks cashed (in thousands)	4,007	4,416
Face amount of average check	$457	$482
Average fee per check	$14.46	$14.25
Returned check expense	$4,000	$5,913
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%

	As of and for the Nine Months Ended September 30,
	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$11,071	$30,061
Number of loans outstanding (in thousands)	22	38
Average principle outstanding	$495	$789
Weighted average monthly percentage rate	20.1%	18.4%
Allowance as a percentage of finance receivables	17.9%	22.1%
Loan loss provision	$9,813	$14,349
Title Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$21,039	$25,399
Number of loans outstanding (in thousands)	21	25
Average principle outstanding	$1,005	$1,004
Weighted average monthly percentage rate	13.5%	12.1%
Allowance as a percentage of finance receivables	6.4%	6.7%
Loan loss provision	$6,219	$6,372

Operating Metrics

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$147,013	$169,686	$22,673	15.4%	54.2%	54.1%
Medium-term Loans	18,389	24,488	6,099	33.2%	6.8%	7.8%
Check Cashing Fees	57,931	62,919	4,988	8.6%	21.4%	20.1%
Prepaid Debit Card Services	10,840	13,434	2,594	23.9%	4.0%	4.3%
Title Loan Fees	19,612	23,868	4,256	21.7%	7.2%	7.6%
Other Income	17,248	19,190	1,762	10.1%	6.4%	6.1%

Total Revenue	$271,213	$313,585	$42,372	15.6%	100.0%	100.0%

        For the nine months ended September 30, 2013, total revenue increased by $42.4 million, or 15.6%, compared to the same period in 2012. The majority of this growth was created through the Florida Acquisition, the growth of the internet installment portfolio, organic growth, and the consolidation of Insight Holdings.

        We acquired our internet company, DFS, on April 1, 2012. Through new customer acquisition, we have been successful in achieving revenue growth since the acquisition. Recent growth in the internet segment has been pronounced.

        Revenue generated from short-term consumer loan fees and interest for the nine months ended September 30, 2013 increased $22.7 million, or 15.4%, compared to the same period in 2012. The growth in the internet segment and the Florida Acquisition are the primarily drivers of the revenue increase.

        Revenue generated from medium term loans for the nine months ended September 30, 2013 increase $6.1 million, or 33.2% compared to the same period in 2012. The increase is due to the growth of the internet and retail portfolios.

        Revenue generated from check cashing for the nine months ended September 30, 2013 increased $5.0 million, or 8.6%, compared to the same period in 2012 primarily due to the Florida Acquisition.

        Revenue from prepaid debit card services increased as a result of to the consolidation of Insight Holdings effective April 1, 2013.

        Revenue generated from title loan fees for the nine months ended September 30, 2013 increased $4.3 million, or 21.7%, compared to the same period in 2012. We grew title loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$46,386	$53,234	$6,848	14.8%	17.1%	17.0%
Provision for Loan Losses	65,954	85,684	19,730	29.9%	24.3%	27.3%
Occupancy	17,502	19,933	2,431	13.9%	6.5%	6.3%
Depreciation & Amortization	4,651	4,995	344	7.4%	1.7%	1.6%
Advertising & Marketing	5,214	11,852	6,638	127.3%	1.9%	3.8%
Bank Charges	2,846	3,118	272	9.6%	1.0%	1.0%
Store Supplies	2,368	2,102	(266)	(11.2)%	0.9%	0.7%
External Collection Expenses	3,183	2,557	(626)	(19.7)%	1.2%	0.8%
Telecommunications	4,059	4,060	1	0.0%	1.5%	1.3%
Security	1,864	1,915	51	2.7%	0.7%	0.6%
License & Other Taxes	1,091	1,377	286	26.2%	0.4%	0.4%
Other Operating Expenses	15,912	20,996	5,084	32.0%	5.9%	6.7%

Total Operating Expenses	171,030	211,823	40,793	23.9%	63.1%	67.5%

Income from Operations	$100,183	$101,762	$1,579	1.6%	36.9%	32.5%

        Total operating expenses, which consist primarily of retail and internet related expenses, increased by $40.8 million, or 23.9%, for the nine months ended September 30, 2013 as compared to the same period in 2012. This overall increase was due to additional expenses associated with our Florida Acquisition, expenses related to growing our portfolio, a higher provision for loan losses related to portfolio growth and higher provisioning of medium terms loans. As a percent of revenue, salaries and benefits were flat for the nine months ended September 30, 2013 as compared to the prior year.

        Provision for loan losses increased from 24.3% to 27.3% as a percentage of revenue for the nine months ended September 30, 2012 and 2013. The increase in the provision for bad debt as a percentage of revenue was primarily due to the higher provisioning in the Internet segment as first-time customers served by our internet financial services segment default at significantly higher rates than do returning customers. The increase in provision was also due to greater provisioning required as the Company expanded the portfolio through medium-term loans, and new customers through the internet and retail segments.

        Advertising and marketing expense increased by $6.7 million for the nine months ended September 30, 2013 as compared to the prior year period due primarily related to marketing in our internet segment.

        Telecommunications is consistent for the nine months ended September 30, 2013 as compared to the prior year as the increase in phone costs from retail store openings is offset by costs savings from upgrades to our internet capabilities.

        Other operating expenses for the nine months ended September 30, 2013 increased from 5.9% to 6.7% as compared to the same period as 2012 primarily due to upgrading the retail locations in our Florida and California markets.

	Nine Months Ended September 30,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$37,196	$50,748	$13,552	36.4%	13.7%	16.2%
Registration Expenses	2,774	—	(2,774)	(100.0)%	1.0%	0.0%
Bond Registration Expenses	814	—	(814)	(100.0)%	0.3%	0.0%
Transaction Expenses	1,233	—	(1,233)	(100.0)%	0.5%	0.0%
Depreciation & Amortization	4,218	6,980	2,762	65.5%	1.6%	2.3%
Sponsor Management Fee	1,060	993	(67)	(6.3)%	0.4%	0.3%
Interest	34,995	38,637	3,642	10.4%	12.9%	12.3%
(Gain) loss on fair market value of equity investment	283	(260)	(543)	(191.9)%	0.1%	(0.1)%
Income tax expense	6,929	1,846	(5,083)	(73.4)%	2.5%	0.6%

Total Corporate and Other Expenses	$89,502	$98,944	$9,442	10.5%	33.0%	31.6%

        Corporate expenses increased from 13.7% to 16.2% as a percentage of revenue during the nine months ended September 30, 2012 and 2013, respectively, due to the consolidation of Insight Holdings.

        Depreciation and amortization increased $2.8 million during the nine months ended September 30, 2013, as compared to the comparable period in the prior year, primarily due to the amortization of intangible assets of DFS, the Florida Acquisition, and Insight Holdings.

        Interest expense, increased to $38.6 million during the nine months ended September 30, 2013, as compared to $35.0 million for the same period in 2012, or an increase of 10.4%, due to the issuance of new debt financing by our unrestricted subsidiary (as described above) in connection with the Florida Acquisition and outstanding balances on our lines of credit.

        Income taxes have decreased as our income before income taxes is lower for the current period.

Business Segment Results of Operations for the Nine Months Ended September 30, 2013

        The following tables present summarized financial information for the Company's segments:

	As of and for the nine months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$280,917	100.0%	$32,668	100.0%	$313,585	100.0%
Provision for Loan Losses	64,634	23.0%	21,050	64.3%	85,684	27.3%
Other Operating Expenses	112,164	39.9%	13,901	42.7%	126,139	40.2%
Operating Gross Profit	104,119	37.1%	(2,283)	(7.0)%	101,762	32.5%
Interest Expense, net	38,637	13.8%	—	0.0%	38,637	12.3%
Depreciation and Amortization	5,462	1.9%	1,518	4.6%	6,980	2.2%

        Intersegment revenues of $74 for the nine month period ending September 30, 2013, have been eliminated.

	As of and for the nine months ended September 30, 2012
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$560,845		$27,068		$587,913
Goodwill	284,542		12,980		297,522
Other Intangible Assets	7,055		4,675		11,730
Total Revenues	$254,700	100.0%	$16,513	100.0%	$271,213	100.0%
Provision for Loan Losses	53,671	21.1%	12,283	74.4%	65,954	24.3%
Other Operating Expenses	99,598	39.1%	5,478	33.2%	105,076	38.7%
Operating Gross Profit (loss)	101,431	39.8%	(1,248)	(7.6)%	100,183	37.0%
Interest Expense, net	34,995	13.7%	—	0.0%	34,995	12.9%
Depreciation and Amortization	3,032	1.2%	1,186	7.2%	4,218	1.6%

        Prior to April 1, 2012, the Company operated in one segment, retail financial services. As a result of the Company's acquisition of DFS, a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services.

Retail Financial Services

        Retail financial services represented 89.6%, or $280.9 million, of revenues for the nine months ended September 30, 2013.

        For the nine months ended September 30, 2013 total revenues increased by $26.2 million, or 10.3%, compared to the same period in 2012. During the nine months ended September 30, 2013 retail financial services benefitted from the contribution from the Florida Acquisition as compared to 2012. Revenues were constrained in certain markets due to the election made during 2012 to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. This decline has been offset through the consolidation of Insight Holdings. We experienced strong growth in all lending products.

        Operating margin decreased for the nine months ended September 30, 2013 from 39.8% to 37.1% for the same period in 2012 as a percentage of revenue primarily reflecting the increase in provision.

Internet Financial Services

        For the nine months ended September 30, 2013 total revenues contributed by our Internet financial services segment represented $32.7 million. The expense structure is largely variable and is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel there is a need for increased marketing expenses to capture incremental share. Our Internet financial services segment has experienced a higher provision for loan losses with new customer relationships as compared to existing customer relationships. In an expansionary mode, the mix of customers has shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the nine months ended September 30, 2013 as compared to our retail segment.

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

Nine Month Cash Flow Analysis

        The table below summarizes our cash flows for the nine months ended September 30, 2012 and 2013.

	Nine Months Ended September 30,
(in thousands)	2012	2013
Net Cash Provided by Operating Activities	$97,402	$121,144
Net Cash Used in Investing Activities	(96,592)	(111,926)
Net Cash Provided by Financing Activities	23,900	28,421

Net Increase in Cash and Cash Equivalents	$24,710	$37,639

        Cash Flows from Operating Activities.    During the nine months ended September 30, 2013, net cash provided by operating activities was $121.1 million compared to $97.4 million in the nine months ended September 30, 2012, a $23.7 million increase. This increase is primarily related to the increased provisioning from the growth of the portfolio, the decrease in required card funding due to changes with the enhanced card option in 2012, and the timing of payments to vendors.

        Cash Flows from Investing Activities.    During the nine months ended September 30, 2013, net cash used in investing activities was $111.9 million. The primary use of cash was the origination of $104.3 million of loans and capital expenditures as we expand our stores. During the nine months ended September 30, 2012, net cash used in investing activities was $96.6 million primarily due to loan originations and the Florida acquisition.

        Cash Flows from Financing Activities.    During the nine months ended September 30, 2013, net cash provided by financing activities was $28.4 million. The primary source of cash was $30.0 million in borrowings under our revolving credit facilities. During the nine months ended September 30, 2012, net cash provided by financing activities was $23.9 million and the primary source of cash was $25.0 million from the issuance of senior notes.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing this revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2012 and September 30, 2013, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the nine months ended September 30, 2012 and 2013, we spent $3.9 million and $8.9 million, respectively, on capital expenditures. The increase is primarily due to upgrading the retail locations acquired in the Florida Acquisition, investing in information technology to expand our product offerings, and re-branding stores in select markets, and opening retail locations in the Alabama and Tennessee markets.

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

        The non-guarantor notes were subsequently amended as described in Note 18.

        On June 26, 2013, the Company entered into a Software License Agreement ("SLA") and a Software Support and Maintenance Agreement ("MSA") (collectively, the "eCash Agreements") with eCash Software Systems, Inc. ("eCash") to acquire a perpetual license to a new point-of-sale and operations platform system. Under the eCash Agreement, eCash will license to the Company and its subsidiaries software capable of managing retail and on-line-transactional information, revenue, and collections (the "Licensed Systems"). The implementation of the Licensed Systems commenced in July of 2013. The eCash Agreements contain detailed terms governing license fees, professional services fees and ongoing maintenance fees, including credits, as well as fees and rates for services that may be requested by the Company. The total estimated amount to be paid to eCash with respect to the SLA is in excess of $4.5 million, the ("License Purchase Price"). This License Purchase Price is payable semi-annually over five years and is subject to customary provisions including provisions related to delivery milestones and performance. Pursuant to the MSA, the Company has also committed to purchase maintenance for five years with fees dependent upon the number of licensed locations and requested additional services.

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

Loan Portfolio

        As of September 30, 2013, we offered loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest include fees and interest received from loan customers. Advance fees on short-term consumer loans with terms between 14 to 30 days and title loans with terms up to 30 days are recognized as unearned finance charges at the time the loans are made. Advance fee income is recognized using the interest (actuarial) method over the term of each loan for our line-of-credit products. Advance fees on title loans with terms up to 24 months, and medium-term loans with terms up to 180 days are classified as unrecognized income at the time the loans are made.

        As of September 30, 2013 and December 31, 2012, our total finance receivables net of unearned advance fees were approximately $161.8 million and $138.0 million, respectively.

Investee Companies

        We also have an equity investment in Insight Holding (the parent company of the program manager for the prepaid card offered through our subsidiaries). We recorded the 22.5% investment in Insight Holdings under the equity method of accounting effective November 2011 until consolidating the entity as a result of the VIE, as described above, effective as of April 1, 2013.

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a Credit Service Organization ("CSO programs"). For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2013 and December 31, 2012, the outstanding amount of active consumer loans was $6.0 million and $6.5 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $0.9 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of September 30, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

        To the extent we have excess cash; we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short- term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

        As of September 30, 2013, we had $466.2 million of indebtedness, $436.2 million of which is not subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). In addition, we have access to $47.0 million of lines of credit which are subject to variable interest rates. As of September 30, 2013 we had $30.0 million outstanding on our lines of credit.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

(i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations for the Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer