Form 10-K
period 2013-12-31
Community Choice Financial Inc.
filed 2014-03-28
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

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

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2013 was: 8,981,536 shares of common stock, $0.01 par value.

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

•                  risks related to the Company’s ability to refinance its current indebtedness on commercially reasonable terms, if at all;

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

•                  risks related to the discontinuance of banking relationships;

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

PART I

ITEM 1.                                            BUSINESS

Overview

Community Choice Financial Inc. (“CCFI”) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 516 retail storefronts across 15 states and an internet presence in 24 states. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including short-term consumer loans, medium-term loans, secured loans, check cashing, prepaid debit cards, money transfers, bill payments and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and, in many instances, more affordable than available alternatives.

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

We serve the large and growing market of individuals who have limited or no access to traditional sources of consumer credit and financial services. A study published in 2011, conducted by the FDIC indicates 28.3 % of U.S. households are either unbanked or underbanked, representing approximately 68 million adults. As traditional financial institutions increase fees for consumer services, such as checking accounts and debit cards, and tighten credit standards as a result of economic and other market driven developments, consumers have looked elsewhere for less expensive and more convenient alternatives to meet their financial needs. According to a 2013 report from the Federal Reserve Bank of New York, total consumer credit outstanding has declined over $1.4 trillion since its peak in the third quarter of 2008. This contraction in the supply of consumer credit has resulted in significant unmet demand for consumer loan products.

Our Customers

We serve a large and growing demographic group of customers by providing services to help them manage their day-to-day financial needs. Our customers often live “paycheck-to-paycheck”, therefore, all or a substantial portion of their current income is expended to cover immediate living expenses.

Our customers are primarily working-class, middle-income individuals. Based on third-party market surveys, we believe the following about our customers:

•                  they have an annual household income between $20,000 and $50,000, with approximately 17% in excess of $50,000;

•                  over 70% are under the age of 45;

•                  over 50% are between 25 and 44 years of age;

•                  approximately 50% are male and 50% are female;

•                  approximately 50% have attended at least some college;

•                  over 95% have access to the internet;

•                  over 70% own a home computer;

•                  over 55% have access to a computer in the workplace; and

•                  approximately 75% have access to a checking account and choose to use our services as a means of managing their financial needs.

Our customers generally are underserved or unserved  by the traditional banking system and choose alternative solutions to gain convenient and immediate access to cash, consumer loans, prepaid debit cards, money transfers, bill payments and money orders.

We believe that our customers use our financial services because they are quick, convenient and, in many instances, more affordable than available alternatives. Additionally, we provide them with a safe, welcoming environment to use our services.

Locations and Operations

The following map illustrates the geography of our operations as of December 31, 2013.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free-standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. All of our stores are leased. Our stores, on average, occupy approximately 1,890 square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•                  CheckSmart;

•                  Buckeye CheckSmart;

•                  California Check Cashing Stores;

•                  First Cash Advance (pursuant to a license agreement that expires on December 31, 2016);

•                  1st Loans Finanical;

•                  Cash 1;

•                  Southwest Check Cashing;

•                  Cash & Go;

•                  First Virginia;

•                  Buckeye Title Loans;

•                  Easy Money;

•                  Check Cashing USA; and

•                  Foremost.

Our stores are typically open from 8 a.m. until 8 p.m. Monday through Saturday and 11 a.m. until 5 p.m. on Sunday, although some stores are closed on Sunday. Additionally, 32 of our stores are open 24 hours a day.

To complement our retail stores we also offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2013.

	Year Ended December 31,
	2011	2012	2013
# of Locations
Beginning of Period	282	435	491
Acquired	151	54	—
Opened	2	7	29
Closed	—	5	4
End of Period	435	491	516

Number of states served by our internet operations	—	19	24

Products and Services

We offer several convenient, fee-based  services to meet the needs of our customers, including short-term consumer loans, medium-term loans,  secured loans, check cashing, prepaid debit cards, money transfers, bill payments, money orders, international and domestic prepaid phone cards, tax preparation, auto insurance, motor vehicle registration services and other ancillary retail financial services.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the year ended December 31, 2013:

Consumer Loans.  We offer a variety of consumer loan products and services which we believe our customers find to be convenient, transparent and lower-cost alternatives to other, more expensive options such as incurring returned item fees, credit card late fees, overdraft or overdraft protection fees, utility late payments, disconnect and reconnect fees and other charges imposed by other financing sources when they do not have sufficient funds to cover unexpected expenses or other needs.  Our customers often have limited access to more traditional sources of consumer credit, such as credit cards.

The specific consumer loan products we offer vary by location, but generally include the following types of loans:

•                  Short-Term Consumer Loans.  One of our primary products is a short-term, small-denomination consumer loan whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer this product over the internet and in 483 of our 516 stores. As the lender, we agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $1,000 and averaged approximately $409 during 2013. Fees charged vary from state to state, generally ranging from $8 to $18 per $100 borrowed.

•                  Medium-Term Loans.  In meeting our customers’ financial needs, we also offer a range of medium-term loans. Principal amounts of medium-term loans typically range from $100 to $5,000 and have maturities between three months and 36 months. These loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these loans over the internet and in 194 of our 516 stores.

•                  Secured Loans.  Secured loans (previously known as title loans) are asset-based loans whereby the customer obtains cash and grants a right in collateral and the loan may be secured with a lien on the collateral. We offer this product in 298 of our 516 stores. The amount of funds made available is based on the collateral’s value. Principal amounts of secured loans can range from $100 to $5,000 and have maturities between one month and 24 months. The customer receives the benefit of immediate cash and retains possession of the collateral while the loan is outstanding.

Our consumer loan products are authorized by statute or rule in the various states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which consumer loans may be made, varies by jurisdiction. The states in which we offer consumer loan products generally regulate the maximum allowable fees and other charges to consumers and the maximum amount of the loan, maturity and renewal or extension terms of these consumer loans. Some of the states in which we operate impose limits on the number of loans a customer may have outstanding or on the amount of time that must pass between loans. To comply with the laws and regulations of the states in which consumer loan products are offered, the terms of our consumer loan products must vary from state to state.

As of December 31, 2013, our gross receivable for short-term consumer loans, medium-term loans and secured loans was $189.1 million. At the end of each fiscal quarter, we analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term consumer loans, medium-term loans and secured loans, accounted for 69.2% and 70.4% of our revenue for the years ended December 31, 2012 and 2013, respectively.

Check Cashing.  We offer check cashing services in 483 of our 516 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s social security number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss. Although we have established guidelines for approving check cashing transactions, we do not impose maximum check size restrictions. Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 21.2% and 19.1%, respectively, of our revenue for the years ended December 31, 2012 and 2013.

Prepaid Debit Card Services. We offer access to reloadable prepaid debit cards that provide our customers with a convenient and secure method of accessing their funds in a manner that meets their individual needs. The cards are provided by Insight Card Services LLC, or Insight, and our stores serve as distribution points where customers can purchase cards as well as load funds onto and withdraw funds from their cards. Customers can elect to receive check cashing proceeds on their cards without having to worry about security risks associated with carrying cash. The cards can be used at most places where MasterCard® or Visa® branded debit cards are accepted. These cards offer our customers the ability to direct deposit all or a portion of their payroll checks onto their cards, the benefit of an optional overdraft program, the ability to receive real-time wireless alerts for transactions and account balances, and the availability of in-store and online bill payment services.

We have determined that Insight Holdings Company, LLC or Insight Holdings, is a Variable Interest Entity, or VIE, of which we are the primary beneficiary. Therefore, we have consolidated this VIE as of April 1, 2013. As of September 10, 2013, we acquired an additional 0.2% to increase our 22.5% investment to 22.7%.

Prepaid debit card services accounted for 3.5% and 4.5%, respectively, of our revenue for the years ended December 31, 2012 and 2013.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services that we currently offer through our stores include money transfer, bill payment, money orders and, international and domestic prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services and an automotive insurance program.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Other products and services accounted for 6.1% and 6.0%, respectively, of our revenue for the years ended December 31, 2012 and 2013.

Advertising and Marketing

Our marketing efforts are designed to promote our product and service offerings, create customer loyalty, introduce new customers to our brands and create cross-selling opportunities.  In most of our markets, we utilize mass-media advertising, including flyers, direct mail, outdoor advertising, internet advertising, including search engine optimization, and leads acquired from third party lead generation sources, yellow pages and radio and television advertising. We also utilize point-of-purchase materials in our retail locations to implement in-store marketing programs and promotions. We generally use special promotions to maximize certain seasonal revenue opportunities, including holidays and tax season. Additional local marketing initiatives include sponsorship and participation in local events and charity functions to enhance brand awareness.

We develop our marketing strategies based in part on results from consumer research and data analysis and from insights gained from phantom-shopper programs. We are continuously testing new ways of communicating and promoting our products and services, which include direct mail, online advertising, text messaging, print advertising, and telemarketing and enhanced bilingual communications.

Employees & Training

As of December 31, 2013, we had 3,523 employees, including 2,842 store managers and customer service associates.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

Customer service associates, store managers, district managers, regional managers and regional vice presidents must complete formal training programs. Those training programs include:

•                  management training programs that cover employee hiring, progressive discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

•                  an annual operations conference, which is state specific, with all regional vice presidents, regional managers, district managers and store managers, and which covers topics such as customer service, loss reduction, safety and security, better delivery of services and compliance with legal and regulatory requirements, human resources policies and procedures and leadership development;

•                  the use of a web-based training tool to augment our on-the-job training, and effectively deliver and document our mandatory annual consumer compliance, anti-money laundering and suspicious activity reporting training and testing;

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

Our employees undergo a criminal background check, a process whereby we confirm that the social security number provided by the prospective employee matches the name of the employee, prior employment verification, random drug screening and an interview process before employment. We maintain a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Technology & Information Systems

We utilize a centralized management information system to support our customer service strategy and manage transaction risk, collections, internal controls, record keeping, compliance, and daily reporting functions. In retail store locations, our management system incorporates commercial, off-the-shelf point-of-sale (POS) systems customized to our specific requirements. Our POS systems are complemented by proprietary systems to enhance reporting and operational capabilities.

Our retail POS systems are licensed in all stores and record and monitor the details of every transaction, including the service type, amount, fees, employee, date/time, and actions taken, which allows us to provide our services in a standardized and efficient manner in compliance with applicable regulations.  Transaction data is recorded in our accounting system daily.  In 2013, we began implementation of a new POS system that will eventually replace our current POS systems. With this consolidation to the new POS system, we will further streamline our store operations and enhance our ability to grow our business.

We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and has allowed the implementation of new service enhancements. Each store runs Windows operating systems with a four to ten PC network that is connected to our corporate headquarters using a broadband or T1 connection.

Our corporate data center consists of database servers, application servers, and storage area network devices supporting our management information system, configured for redundancy and high availability. Our primary data processing operations run in a state-of-the-art off-site co-location facility. We also maintain an on-site data center at our headquarters which would be used as a backup site for disaster recovery. This maximizes the availability of centralized systems, optimizes up-time for store operations, and eliminates our corporate office as a single point of failure in case of disaster. We maintain and test a comprehensive disaster recovery plan for all critical information systems. We have also contracted with a disaster recovery facility to provide workspaces, computers, and connectivity to our data center for 100 employees in case our headquarters becomes unavailable due to disaster.

Our online lending operations are handled through proprietary and commercial software that gives the customer a consistent experience online. The software records lending transactions, handles customer reporting, and the analysis and management of our loan portfolio.

The primary processing systems for our internet lending operations are located in an off-site, state of the art co-location data center facility. These systems are linked to our primary operations center via a high bandwidth connection.  This internet operations center houses systems that support the back office operations.

Collections

Collection efforts are centralized to maximize efficiency and ensure the application of standardized procedures and controls.  Collection procedures comply with, as applicable, the stricter of state regulation and best practices set forth by the industry associations of which we are members.  Upon the initial default or delinquency, where applicable, efforts are coordinated with the originating source.  As the item becomes more delinquent all efforts are centralized within the collections department.  The collections department attempts to settle the account by sending letters and making phone calls to the customer.  After a period of time, if centralized collection efforts have failed, a consumer loan account may be sent to a third-party collections agency or it may be sold, or we may attempt repossession on collateral securing secured loans.  Where repossession occurs, it is done by bonded and insured asset recovery firms.  Where third-party collections agencies are engaged, they are required to meet certain requirements including that they are bonded and insured and subject to our internal audit procedures.

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

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2011 through 2013, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, consistently less than .10% of revenue.

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

Competition

The industry in which we operate is highly fragmented and very competitive.  We believe the principal competitive factors in financial services are location or internet presence, customer service, fees and the transparency of fees, convenience, range of services offered, speed of service and confidentiality. With respect to our lending business, we compete with mono-line payday lending businesses, other check cashers and multi-line alternative financial service providers, pawn shops, rent-to-own businesses, banks, credit unions, offshore lenders, lenders utilizing a Native American sovereign nation lending model, one-state model lenders, and state licensed lenders. With respect to our check cashing business, we compete with other check cashers and multi-line alternative financial service providers, grocery stores, convenience stores, banks, credit unions, and any other retailer that cashes checks, sells money orders, provides money transfer services or offers other similar financial services, including some big-box retailers.  Some retailers cash checks without charging a fee under limited circumstances.

Previous Acquisitions and Investment

Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida for a purchase price of $40.4 million.  The acquisition included $17.2 million in debt and $1.3 million in stock repurchase obligations which are held by a subsidiary that is classified as unrestricted under our outstanding senior notes, which we refer to as a non-guarantor subsidiary.  This retail consumer finance company operated 54 stores in South Florida markets. We refer to this acquisition as the Florida Acquisition.

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

Currently, our internet operations offer loans, under a state-law based model, to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming and facilitates loans  in Texas, through which it offers loans originated by an unaffiliated, third-party lender. In addition, DFS UK offers loans in the United Kingdom, but DFS Canada does not currently offer loans in Canada.

Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity. We believe this additional retail channel enables us to efficiently reach consumers not fully served by our existing retail locations. In addition, in 2013, DFS, which historically only offered short-term loan products, began offering a medium-term product.

Insight Investment.  We acquired a 22.5% stake in Insight Holdings in November 2011. Insight Holdings is the parent company of Insight, the program manager for the Insight Card that is offered through our retail locations. We have determined that Insight Holdings is a VIE of which we are the primary beneficiary. Therefore, we have consolidated this VIE as of April 1, 2013. As of September 10, 2013, we acquired an additional 0.2% to raise our 22.5% investment to 22.7%.

California Acquisition.  On April 29, 2011, we acquired California Check Cashing Stores, Inc., or CCCS, an alternative financial services business with similar product offerings as CheckSmart. We refer to this acquisition as the California Acquisition. Our predecessor, CheckSmart Financial Holdings Corp., or CheckSmart, together with CCCS and certain other parties executed an agreement and plan of merger, under which CCFI, a newly formed holding company, acquired all outstanding shares of both CheckSmart and CCCS. In connection with consummating the California Acquisition, we also issued $395 million in aggregate principal amount of our 10.75% senior secured notes due 2019, which we refer to as our senior notes, and entered into a $40 million senior secured revolving credit facility, which we refer to as our revolving credit facility. The net proceeds from the offering of the senior notes, together with the initial borrowings under our revolving credit facility and cash on hand, were used to retire $207.2 million of CheckSmart’s outstanding debt and $74.1 million of CCCS’s outstanding debt, pay a $120.6 million special dividend to our shareholders, and pay a $4.4 million bonus to management. The CheckSmart debt consisted of $20.1 million of debt outstanding under a first-lien secured revolving credit facility bearing interest at 4.75% per annum, $146.9 million of first-lien secured term loan debt bearing interest at 4.75% per annum, and $40.2 million of second-lien secured term loan debt bearing interest at 7.75% per annum. The CCCS debt consisted of $56.0 million of first-lien secured term loan debt bearing interest at 3.54% per annum and $18.1 million of second-lien secured term loan debt bearing interest at 7.52% per annum. The special dividend consisted of $72.6 million paid to Diamond Castle, $16.7 million paid to Golden Gate Capital, $20.2 million paid to other CCFI equity holders, and $11.1 million paid to other CCCS equity holders.

Other Acquisitions.  Since 2009, we have also acquired:

•                  10 stores in Illinois, which we acquired on March 21, 2011 in an asset purchase transaction, which we refer to as the Illinois Acquisition.

•                  19 stores in Alabama, which we acquired in March 2010, which we refer to as the Alabama Acquisition.

Regulation and Compliance

Our products and services are subject to extensive state, federal and local regulation. The regulation of the consumer financial services industry is intended primarily to protect consumers, detect illicit activity involving the use of cash, as well as provide operational guidelines to standardize business practices. Regulations commonly address allowable fees and charges related to consumer loan products, maximum loan duration and amounts, renewal policies, disclosures, and reporting and documentation requirements.

We are subject to federal and state regulations that require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory practices, and prohibit unfair, deceptive and abusive practices. We maintain legal and compliance departments to monitor new regulations introduced at the federal, state, and local level and existing regulations as they are repealed, amended, and modified.

We maintain a compliance committee comprised of several high-level executives who bring together knowledge from their respective areas of expertise. The committee is responsible for approving new or modified products and services after thorough review of applicable statutes and regulations. We place a strong emphasis from the top down on the importance of compliance, and require annual training for compliance committee members, all executives, and all operations employees.

We maintain an internal audit department which monitors compliance by our operations with applicable federal and state laws and regulations as well as our internal policies and procedures. The internal audit process includes conducting periodic unannounced audits of our branches, reviewing customer files, reports, held checks, cash controls, and compliance with specific federal and state legal and regulatory requirements and mandatory disclosures. Upon completion of an audit, the auditor conducts an exit interview with the branch manager to discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training. The compliance committee, through a compliance officer, reviews the internal audit program results, suggests procedural changes, and oversees the implementation of new compliance processes.

Our processes for auditing our internet operations includes examinations on a state by state basis encompassing several areas of review such as customer service, email communications, anti-money laundering compliance, state and federal law compliance, security, and controls. The results of each audit are reviewed and determinations are made to see if there are any changes necessary to the software system, operations, or marketing. Any deficient audit requiring operational change is summarized and sent to the trainer to be implemented as soon as is practicable to ensure improved future audit performance.

We have continually allocated increasing resources to proactively address Regulation and Compliance as we have grown and added new or modified products and services.

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

In 2013, we received our examination report and have undertaken various improvements in our operating and compliance procedures, controls, and systems. We do not anticipate material changes to our business as a result of that report.

Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive”, and hence unlawful. While Dodd-Frank expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that payday and secured lending should be a regulatory priority. Recent statements from the CFPB suggest  that it is probable that in 2014 or 2015 the CFPB will propose and adopt rules respecting payday and secured lending that may make such lending materially less profitable, impractical or impossible. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances.  In the report and subsequent statements, the CFPB reiterated that it has authority to adopt rules identifying acts or practices as unfair, deceptive or abusive, and hence unlawful, in connection with offering any consumer financial products and services and to act to prevent providers from committing or engaging in such acts or practices. The CFPB announced that, based on the potential consumer harm and the data that it had gathered, further attention was warranted to protect consumers and that it expects to use its authority to provide protection to those consumers. The report indicated the CFPB plans to analyze the effectiveness of limitations, such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB is analyzing borrowing activity by consumers using online payday loans. We do not currently know the nature and extent of the rules that the CFPB will adopt or the timeframe in which the CFPB may propose and adopt such rules. If the CFPB adopts any rules or regulations that significantly restrict the conduct of our consumer loan business, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations and financial condition or could make the continuance of all or part of our consumer loan business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs to us.

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

Federal law has effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents, since October 1, 2007. Under regulations promulgated by the U.S. Department of Defense to implement section 670 of the John Warner National Defense Act of 2007, otherwise known as the “Talent Amendment”, certain short-term consumer loans, including payday loans with terms of 91 days or less and vehicle secured loans with terms of 181 days or less, are subject to a 36 percent annual rate cap. As a result, we are unable to offer short-term consumer loans to these customers.

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

The BSA also requires certain of our subsidiaries to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. Many of our subsidiaries are registered as a money services business with the Treasury Department and must re-register with the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) by December 31 every other year. We must also maintain a list of names and addresses of, and other information about, our locations and must make that list available to any requesting law enforcement agency (through FinCEN). That location list must be updated at least annually. We do not believe compliance with these existing requirements has had or will have any material impact on our operations.

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

U.S. State Regulation

Our business is regulated under a variety of state enabling statutes, including payday loan, deferred presentment, check cashing, money transmission, small loan, credit access, and credit services organization state laws, among others. The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers.

In addition, many states regulate the maximum amount of, minimum maturity of, and impose limits on the renewal or extension of consumer loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate.

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

In our lending operations, we do not utilize the so-called “choice of law” model of lending, where a lender attempts to make loans in one state under a contract clause calling for the application of another state’s substantive laws. Rather, we attempt to comply in full with the substantive laws of the state where the store involved in an in-person loan transaction is located.

Since 2008, several states in which we operate, including Illinois,  Kentucky, Ohio and Virginia have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by imposing new limitations or requirements or effectively prohibiting the loan products we offer. These laws have had varying impacts on our operations and revenue depending on the nature of the limitations and restrictions implemented.

We intend to continue, together with others in the consumer loan industry, to inform and educate legislators and regulators and to oppose legislative or regulatory action that would prohibit or severely restrict our offering of consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken in states in which we generate significant revenue, or at the federal level, that action could have a material adverse effect on our loan-related activities and revenues.

Regulations impacting our internet operations

As a result of our acquisition of DFS in 2012, we began offering loans to consumers over the internet through the DFS Companies. In most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a particular state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. Our internet operations offer loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming. In addition, DFS facilitates loans in Texas, through which it offers loans originated by an unaffiliated third-party lender. Our internet operations are also capable of offering loans in the United Kingdom and in Canada, and while we do not currently offer loans in Canada, if we begin to do so we will be subject to Canadian federal and provincial regulatory requirements.

Borrowers in the United Kingdom repay loans made by our internet operations in the United States through authorizations to process the repayment charge to the borrower’s debit card.  Recent regulatory changes in the United Kingdom restrict the number of times and the amounts that we are allowed to debit a customer’s account and requires us to suspend the use of continuous payment authority to collect defaulted debt from a customer whom we believe to be experienced financial hardship.  Further regulatory change in the United Kingdom could cause a material adverse affect on our internet revenues.

In the United States, borrowers from our internet operations repay their loans through automated clearinghouse funds transfer authorizations.   The CFPB has indicated its intention to examine compliance with various federal laws and regulations and to scrutinize the electronic transfers of funds to repay certain small denomination loans. If our internet operations were to be restricted in its ability to rely on such funds transfers, its business could be materially adversely affected.

In addition, our internet operations rely heavily on the use of lead generators or providers as a source of first-time borrowers. Our internet operations conduct regular audits of these lead generators or providers in order to ensure that each utilizes appropriate privacy and other disclosures to prospective borrowers as to how and where the prospective borrower’s personal, non-public information may be disclosed.  The CFPB has indicated its intention to examine compliance with federal laws and regulations and to scrutinize the flow of non-public, private consumer information between lead generators and lead buyers, such as our internet operations. The use of such lead generators could subject us to additional regulatory cost and expense and, if our internet operations’ ability to use lead generators were to be impaired, our internet operations’ business could be materially adversely affected.

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

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of CheckSmart Financial Holdings Inc. to be the holding company of CheckSmart Financial Holdings Corp. and to acquire the ownership interests of CCCS Corporate Holdings, Inc. through a merger. CCFI acquired CCCS through a merger on April 29, 2011. As of December 31, 2013, we owned and operated 516 stores in 15 states and had an internet presence in 24 states. We are primarily engaged in the business of providing consumer financial services and have grown from 179 stores in April 2006, when Diamond Castle purchased a majority interest in CheckSmart.

Our corporate offices are located at 7001 Post Road, Suite 200, Dublin, Ohio 43016. Effective February 1, 2015, although we will not have relocated, our address will change to 6785 Bobcat Way, Dublin, Ohio 43017. Our telephone number is (614) 798-5900 and our website is located at www.ccfi.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

We have a significant amount of indebtedness. As of December 31, 2013, our outstanding senior indebtedness was approximately $420.0 million, all of which was secured indebtedness, and we had $25.0 million outstanding under our revolving credit facility, and our Alabama subsidiary’s borrowing availability under its secured credit facility was $7.0 million. We have $8.5 million outstanding in indebtedness in subsidiary and mortgage note payables incurred by subsidiaries that do not guarantee our senior secured notes and revolving credit facility, which we refer to as non-guarantor subsidiaries. We also have $12.4 million in outstanding indebtedness evidenced by notes issued to the sellers of certain of the Florida assets, some of which are stockholders as a result of the transaction, held by a non-guarantor subsidiary.  This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary.

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

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to refinance our indebtedness, including our $40 million revolving credit facility that is due in May of 2015 and further, including our senior notes, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate and other purposes.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues and/or refinance existing debt.

Our debt-to-equity ratio is high due to the funds borrowed to support growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default under our revolving credit facility or our senior notes.  We may not be able to refinance our $40 million revolving credit facility on commercially reasonable terms, if at all, and repaying it in May of 2015, when it comes due, may create a significant impact on our cash flow and operations. If we are unable to refinance or repay our revolving credit facility when it becomes due, we could default on our revolving credit facility which could also result in acceleration of our obligations under our senior notes. The interest expense associated with our debt burden may be substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other competitors with lower debt ratios and increase the impact of competitive pressures within our markets. As of December 31, 2013, our total debt was $466.9 million and our negative tangible capital was $214.6 million.

Despite our current level of indebtedness, we may still be able to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and the agreement governing our revolving credit facility limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness, the holders of that indebtedness  may be entitled to share ratably with our other secured and unsecured creditors in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business prior to any recovery by our shareholders. This may have the effect of reducing the amount of proceeds paid in such an event. If new indebtedness, including under our revolving credit facilities, is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased interest commitments.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled cash payments on and to refinance our indebtedness, including our revolving credit facility and senior notes, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our senior notes and our other indebtedness, including any outstanding indebtedness on our $40 million revolving credit facility that will be due in May of 2015.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including our senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The indentures governing our senior notes and the agreements governing our revolving credit facilities restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices and on terms that we believe are fair, or at all, and any proceeds that we receive may not be adequate to meet any debt service obligations then due.

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

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating, or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

Our unrestricted subsidiaries and certain of our future subsidiaries may not be subject to the restrictive covenants in the indenture governing the notes.

The indentures governing our senior notes and our revolving credit facility permit us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries would not be subject to the restrictive covenants in the indentures governing our senior notes or the agreement governing our revolving credit facility. We have two unrestricted subsidiaries and we may designate others in the future. This means that these entities are or would be  able to engage in many of the activities the indentures and our revolving credit facility would otherwise prohibit, such as incurring substantial additional debt (secured or unsecured), making investments, selling, encumbering or disposing of substantial assets, entering into transactions with affiliates and entering into mergers or other business combinations. These actions could be detrimental to our ability to make payments when due and to comply with our other obligations under the terms of our outstanding indebtedness. In addition, the initiation of bankruptcy or insolvency proceedings or the entering of a judgment against these entities, or their default under their other credit arrangements will not result in an event of default under the indenture or the revolving credit facility.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company and our only material assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries, including, for example, restrictions existing under our remote Alabama subsidiary’s revolving credit facility that limit our Alabama subsidiary’s ability to pay dividends. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness and other obligations.   In addition, our

subsidiaries are separate and distinct legal entities, and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of their indebtedness, including the indentures governing our senior notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can make no assurances that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our outstanding debt obligation, when due. In addition, if the guarantees are held to violate applicable fraudulent conveyance laws, our guarantor subsidiaries may have their obligations under their guarantees of our senior notes reduced to insignificant amounts pursuant to the terms of the guarantees or otherwise subordinated to their other liabilities. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or other obligations.

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

Upon the occurrence of a “change of control”, as defined in the indentures governing the senior notes, subject to certain conditions, we may be required to repurchase our senior notes at a price equal to 101% of their principal amount thereof, together with any accrued and unpaid interest. The source of funds for that repurchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity.  We may not have sufficient funds from such sources at the time of any change of control to make the required repurchases of our senior notes tendered.  Our failure to purchase, or to give notice of purchase of, the notes would be a default under the indentures governing our senior notes. In addition, a change of control would constitute an event of default under our revolving credit facility. Any of our future debt agreements may contain similar provisions.

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

•                  electronic funds transfers;

•                  licensing and posting of fees;

•                  lending practices, such as Truth-in-Lending and fair lending;

•                  unfair, deceptive and abusive acts and practices in consumer transactions;

•                  check cashing;

•                  money transmission;

•                  currency and suspicious activity recording and reporting;

•                  privacy of personal consumer information; and

•                  prompt remittance of excess proceeds for the sale of repossessed automobiles in certain states in which we operate as a secured lender.

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

Our business is also regulated at the federal level. Our lending, like our other activities, is subject to routine oversight by the Federal Trade Commission, or FTC, and is subject to supervision by the CFPB.

In addition, our lending activities are subject to disclosure and non-discrimination requirements, including under the federal Truth-in-Lending Act, Regulation Z adopted under that act and the Equal Credit Opportunity Act, Regulation B adopted under that act, as well as requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act and Regulation E adopted under that act. In 2007, the U.S. Congress effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm-Leach-Bliley Act.

Statutes authorizing consumer loans and similar products and services, such as those we offer, typically provide the state agencies that regulate banks and financial institutions or similar state agencies with significant regulatory powers to administer and enforce the law. In most jurisdictions, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive examinations or audits from time to time to assess our compliance with applicable laws and regulations.

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

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and, now, the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

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

With respect to our internet operations, in most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. As of December 31, 2013, our internet operations offered loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming. In addition, our internet operations facilitates loans in Texas, through which it offers loans originated by an unaffiliated third-party lender. Further, our internet operations also offers loans in the United Kingdom through DFS UK and are able to offer loans through a Canadian entity, though it does not currently do so. Prior to our 2012 acquisition of DFS, we did not offer loans in many of these jurisdictions, but as a result of that acquisition, we are subject to the regulatory requirements of such jurisdictions, and our failure to comply with such regulations could subject us to significant liability and result in a material adverse effect on our business.

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

Borrowers in the United Kingdom repay loans made by our internet operations in the United States through authorizations to process the repayment charge to the borrower’s debit card.  Recent regulatory changes in the United Kingdom restrict the number of times and the amounts that we are allowed to debit a customer’s account and requires us to suspend the use of continuous payment authority to collect defaulted debt from a customer whom we believe to be experienced financial hardship.  Further regulatory change in the United Kingdom could cause a material adverse affect on our internet revenues.

Borrowers repay loans made by our internet operations in the United Kingdom by way of authorizations to process the repayment charge to the borrower’s debit card.  Also in the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance, or the ILG, of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 and in November 2012. The Debt Collection Guidance restricts the number of times and the amounts that we are allowed to debit a customer’s account and requires us to suspend the use of continuous payment authority to collect defaulted debt from a customer whom we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer.   With respect to the loans made to residents of the United Kingdom, we rely on the use of automated processing of customer payments (both on-time payments and delinquent accounts) and further restrictions on the use of automated payments could have a material adverse effect on our ability to receive payments from these customers.

In addition, in February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations.   In March 2013, the OFT issued a consultation document outlining the OFT’s proposals to refer the single payment lending sector in the United Kingdom to the Competition Commission for review. In June 2013, the OFT announced that it had decided to refer the sector to the Competition Commission based on its concerns that there are features of the sector which are operating in a way to distort competition in the market. The Competition Commission has written to our operating subsidiary in the United Kingdom (along with other lenders in the sector) requesting information and documentation, which we supplied in July 2013. The Competition Commission’s review of the sector may continue until June 2015 and expectations for future regulation from those findings include a rate cap and possible cooling off period, details of which are yet undetermined.

In addition, the OFT will transfer regulatory authority over consumer credit businesses to the new Financial Conduct Authority, or the FCA, on April 1, 2014, and we cannot yet determine what impact, if any, this change in regulatory oversight will have on our business.  We currently have interim permission to continue operations through the transition period, where applications will be requested by the FCA so it may individually review each licensee for compliance with the expectation that all licensees conform to new regulations, which are expected to be finalized in March 2014, no later than October of 2014.  Included in the proposed new regulations is a cap on the number of refinances allowed and increased affordability assessment when underwriting consumers.  As we continue to evaluate the regulatory developments in the United Kingdom, we may consider making changes to, or may be required to make changes to, our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on OFT review of the short-term lending sector, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

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

Certain financial institutions have discontinued and other financial institutions may in the future discontinue or decline to provide financial services to us because of regulatory pressure.

A coordinated effort by two or more federal government agencies, known as Operation Choke Point, in 2013 resulted in certain financial institutions discontinuing our and our competitors’ access to banking, payment processing and treasury management services.   Operation Choke Point was initially described in an August 22, 2013, letter from thirty-one members of Congress to both the Department of Justice, or the DOJ, and the Federal Deposit Insurance Corporation, or the FDIC.  The letter stated, “[i]t has come to our attention that the DOJ and the FDIC are leading a joint effort that according to a DOJ official is intended to ‘change the structures within the financial system...choking [certain short term lenders] off from the very air they need to survive.’ ” The letter from Congress went on to say, “We are especially troubled by reports that the DOJ and FDIC are intimidating some community banks and third party payment processors with threats of heightened regulatory scrutiny unless they cease doing business with online lenders.”  The letter continued, “As a result, many bank and payment processors are terminating relationships with many of their long-term customers who provide underserved consumers with short-term credit options.”

Although Congress continues to investigate Operation Choke Point, we cannot guaranty that this Congressional inquiry will prevent further adverse impact on our banking relationships, nor can we guarantee that any bank or other financial institution will continue to or undertake to do business with us, which may include such banks or financial institutions declining to participate in our efforts to refinance our existing debt. Any deterioration of our banking relationships, due to Operation Choke Point or otherwise, could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Short-term consumer lending, including payday lending, is highly controversial and has been criticized as being predatory by certain advocacy groups, legislators, regulators, media organizations and other parties.

A significant portion of our revenue and net income comes from loan interest and fees on payday or similar short-term consumer loans and from services we provide our customers. The short-term consumer loans we make may involve APRs exceeding 390%. Consumer advocacy groups and media reports often focus on the costs to a consumer for small denomination loans and claim that such loans can trap borrowers in a “cycle of debt” and claim further that they are predatory or abusive. While we believe that these loans provide substantial benefits when responsibly utilized, the controversy surrounding this activity may result in our and the industry being subject to the threat of adverse legislation, regulation or litigation motivated by such critics. Such legislation, regulation or litigation could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible. In addition, if this negative characterization of small consumer loans becomes increasingly accepted by consumers, demand for these loan products could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Further, media coverage and public statements that assert some form of inappropriateness in our products and services can lower employee morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expense.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. Because of Director Cordray’s recess appointment, there is uncertainty between the date of his recess appointment and the date of his confirmation as to the CFPB’s authority to exercise regulatory, supervisory and enforcement powers over providers of non-depository consumer financial products and services, including its power to exercise supervisory authority to examine and require registration of payday lenders.   Although it has not yet done so, the CFPB now has the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. In addition, the CFPB has issued examination procedures for, and has begun conducting examinations of, payday lenders. The CFPB also began an examination of us in late April 2012 and we received our examination report in October of 2013. As a result of that examination and the report, we have undertaken various improvements in our operating and compliance procedures, controls and systems though.  we do not anticipate material changes to our business.  Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, the relative newness of the examination process and the confidentiality of that process, we can provide no assurances as to the CFPB’s examinations or rulemaking will impact us in the future.

Some consumer advocacy groups have suggested that payday and secured lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that certain aspects of payday loans are “abusive” and therefore such loans should be declared unlawful. In addition, the CFPB’s director recently stated that payday and secured loans and other small dollar lending products are CFPB priorities in 2014. Accordingly, it is probable that in 2014 or 2015, the CFPB will propose and adopt rules that may make such lending services materially less profitable impractical, impossible or may force us to modify or terminate certain product offerings, including payday and/or secured loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances.  In the report and subsequent statements, the CFPB reiterated that it has authority to adopt rules identifying acts or practices as unfair, deceptive or abusive, and hence unlawful, in connection with offering any consumer financial products and services and to act to prevent providers from committing or engaging in such acts or practices. The CFPB announced that, based on the potential consumer harm and the data that it had gathered, further attention was warranted to protect consumers and that it expects to use its authority to provide protection to those consumers. The report indicated the CFPB plans to analyze the effectiveness of limitations, such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB is seperately analyzing borrowing activity by consumers using online payday loans. We do not currently know the nature and extent of the rules that the CFPB will adopt or the timeframe in which the CFPB may propose and adopt such rules. If the CFPB adopts any rules or regulations that significantly restrict the conduct of our consumer loan business, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations and financial condition or could make the continuance of all or part of our consumer loan business less profitable, impractical or impossible. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs to us.

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

In most cases, our subsidiaries make short-term loans without any involvement of either affiliated or unaffiliated third parties. In Ohio, however, our customers receive financial services through us from multiple parties. In Ohio, one of our companies makes loans at the highest rate permitted by applicable law and disburses loan proceeds in the form of money orders. One of our other companies, sharing the same office, at the borrower’s election cashes these money orders for a fee. In Texas and to a far lesser extent in Ohio, we offer loans originated by an unaffiliated third-party lender.

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

Changes in local rules and regulations such as local zoning ordinances could negatively impact our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

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

We have been and could in the future become subject to lawsuits, regulatory proceedings or class actions challenging the legality of our lending practices. An adverse ruling in any proceeding of this type could force us to refund fees and/or interest collected, refund the principal amount of advances, pay triple or other multiple damages, pay monetary penalties and/or modify or terminate operations in particular states or nationwide. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Adverse interpretations of the law in proceedings in which we are not currently a party could also have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.  One particular case is currently pending before the Ohio Supreme Court.  This case, from the Ninth District Court of Appeals, takes issue with certain lending practices under the Ohio Small Loan Act, which is analogous to the Ohio Mortgage Loan Act under which our Ohio subsidiary makes loans. At least one other lawsuit in Ohio seeks to advance class action claims in the event that the Ohio Supreme Court rules that those lending practices violate Ohio law.  That lawsuit has been stayed, without class certification, pending the outcome of the Ohio Supreme Court case.

A significant portion of our revenue is generated in Ohio and California and a limited number of other states.

As of December 31, 2013, approximately 9.0% of our total gross finance receivables were held in Alabama, 8.4% were held in Arizona, 26.9% were held in California, and 22.9% were held in Ohio and 7.7% were held in Virginia.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our stores in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2011, 2012 and 2013, approximately 23.7%, 21.2% and 19.1%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits, electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, our shift in mix to more medium-term loans will result in a higher provision for loan losses as a result of the nature of medium-term loans as compared to short term loans, and, as this is a relatively new product for us, our provision for loan losses may be inadequate to cover losses on medium-term loans. In addition, under DFS’ credit access business of our retail credit services organization business we issue the independent third-party lenders letters of credit to guarantee repayment of their extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders.  As of December 31, 2011, our loan loss allowance was $5.6 million, and in 2011 we had a net charge off of $55.3 million related to losses on our loans.  As of December 31, 2012, our loan loss allowance was $9.1 million, and in 2012 we had a net charge off of $72.0 million related to losses on our loans.  As of December 31, 2013, our loan loss allowance was $18.0 million and in 2013 we had a net charge off of $97.7 million related to losses on our loans. Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

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

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. For example:

•                  Our prepaid debit card business depends on our agreements for related services with Insight. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings and one of the central focuses for our future growth strategy may be adversely affected. As discussed above, we have consolidated Insight Holdings as of April 1, 2013.

•              Our money transfer and money order business depends on our agreements for such services with Western Union and MoneyGram. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $4.9 million in 2011,  $6.1 million in 2012, and $6.6 million in 2013, or 1.6%, 1.6% and 1.5%, respectively, of our total revenue for the years ended December 31,  2011, 2012, and 2013 was related to our money transfer and money order services, respectively.

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

•                  If any of the independent third-party lenders that originate the loans offered by DFS’s credit access business or our Ohio retail credit service organization business stops or curtails its lending, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•                  Various payment processors, on which we rely to present checks or process debit card transactions, may succumb to regulatory pressure as a result of Operation Choke Point or for other reasons, and decline to process future transactions for us which could cause a disruption in our operations that may adversely affect our business, results of operation and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our current and future business growth strategy involves new store acquisitions and store openings, and our failure to manage our growth or integrate or manage newly acquired stores may adversely affect our business, results of operations and financial condition.

Our growth strategy provides for our continued expansion through the acquisition and opening of new stores. The acquisition or opening of additional stores may impose costs on us and subject us to numerous risks, including:

•                  costs associated with identification of store locations to be acquired and negotiation of acceptable lease terms;

•                  costs associated with leasing and construction;

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

•                  the loss of key employees from acquired businesses and the ability to attract and retain employees in connection with store openings;

•                  diversion of management’s attention from our core business;

•                  incurrence of additional indebtedness (if necessary to finance acquisitions or openings);

•                  assumption of contingent liabilities;

•                  the potential impairment of acquired assets;

•                  the possibility that tax authorities may challenge the tax treatment of future and past acquisitions;

•                  incurrence of significant immediate write-offs; and

•                  performance which may not meet expectations.

In 2011, we acquired 10 stores in Illinois in connection with the Illinois Acquisition, 141 stores in connection with the California Acquisition and we opened two other locations.  In 2012, we opened or acquired 54 stores in Florida and acquired an internet financial services provider that services 19 states.  In 2013, we opened 29 stores and increased the number of internet states serviced to 24. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions and new store openings. Our failure to successfully expand, manage or complete the integration of new stores or acquired businesses may adversely affect our business, results of operations and financial condition.

We may not realize the expected benefits of the recent acquisitions because of integration difficulties and other challenges.

The success of any acquisitions will depend, in part, on our ability to integrate the acquired business with our business and our ability to increase its operating-level performance in line with our historical operating-level performance. The integration process may be complex, costly and time-consuming and may not result in the anticipated improvements to operating-level performance. The difficulties of integrating the operation of a business may include, among others:

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

We are subject to impairment risk.

At December 31, 2013, we had goodwill and other intangible assets totaling $335.9 million on our consolidated balance sheet, all of which represents the excess of costs paid to acquire assets and liabilities over the fair value of those assets and liabilities.

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

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS, and in 2013, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Legislative increases in the federal minimum wage and changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenue.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry continues to consolidate. We compete with other check cashing stores, short-term consumer lenders, internet lenders, mass merchandisers, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that cash checks, offer short-term consumer loans, sell money orders, provide money transfer services or offer similar products and services. Some of our competitors have larger and more established customer bases, and substantially greater financial, marketing and other resources, than we do. For example, Wal-Mart offers a general-purpose reloadable prepaid debit card and also offers check cashing services, money transfers and bill payments through its “Money Centers” in select locations. In addition, short-term consumer loans are increasingly being offered by local banks and employee credit unions. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other venues by large financial services organizations. In addition, our competitors may operate, or begin to operate, under business models less focused on legal and regulatory compliance than ours, which could put us at a competitive disadvantage. We can make no assurances that we will be able to compete successfully against any or all of our current or future competitors. As a result, we could lose market share and our revenue could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our competitors’ use of other business models could put us at a competitive disadvantage and have a material adverse effect on our business.

We operate our business pursuant to the laws and regulations of the states in which we conduct business, including compliance with the maximum fees allowed and other limitations and we are licensed in every state in which we lend and in which a license is required. Some of our competitors, especially certain internet lenders, operate using other business models, including a “single-state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides and the lending transaction takes place, an “offshore model” where the lender is not licensed in any U.S. state and does not typically comply with any particular state’s laws or regulations or a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the lender is located, the customer resides and the lending transaction takes place. Competitors using these models may have higher revenue per customer and significantly less burdensome compliance requirements, among other advantages. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

A reduction in demand for our products and services and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for a particular product or service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular products, the availability of competing products or changes in customers’ preferences or financial conditions. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we make changes to existing products or services or introduce new products or services to fulfill customer demand, customers may resist or may reject such products or services. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product or service without causing further harm to our business, results of operations and financial condition.

Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 23.7% and 63.9%, respectively, of our total revenue for the year ended December 31, 2011, 21.2% and 69.2%, respectively, of our total revenue for the year ended December 31, 2012 and 19.1% and 70.4%, respectively, of our total revenue for the year ended December 31, 2013, An economic slowdown could cause deterioration in the performance of our loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

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

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our outstanding indebtedness on favorable terms, if at all, including our ability to refinance our revolving credit facility, which is due in May of 2015. The lack of availability under, and the inability to subsequently refinance, our indebtedness could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.

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

Any disruption in the availability or the security of our information systems or our internet lending platform or fraudulent activity could adversely affect our operations or subject us to significant liability or increased regulation.

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our stores and a management information system. Our POS systems are fully operational in all stores and in 2013 we began implementation of a new POS system which we intend to replace our existing retail POS systems. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the new POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

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

Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation and penalties and cause us to lose customers.

In the course of operating our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems to process, store, and transmit this information. As a result, we are subject to numerous laws and regulations designed to protect this information. Security breaches involving our systems and infrastructure could lead to unauthorized disclosure of confidential information, as well as shutdowns or disruptions of our systems.

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

Security breaches, cyber-attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. Regardless of the security measures that we may employ, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or other similar disruptive problems. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including:

•                  expenses to rectify the consequences of the security breach or cyber attack;

•                  liability for stolen assets or information;

•                  costs of repairing damage to our systems;

•                  lost revenue and income resulting from any system downtime caused by such breach or attack;

•                  increased costs of cyber security protection;

•                  costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•                  damage to our reputation causing customers and investors to lose confidence in us.

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

If our insurance coverage limits are inadequate to cover our liabilities, or increases in our insurance costs continue to rise or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums may be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. We can make no assurances that such insurance companies will remain creditworthy in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

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

We lease the majority of our store locations. A significant rise in overall lease costs may result in an increase in our store occupancy costs as we open new locations and renew leases for existing locations.

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.                         PROPERTIES

Our average store size is approximately 1,890 square feet as of December 31, 2013. Our stores are typically located in strip shopping centers or free-standing buildings. The majority of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years. We maintain our corporate headquarters in Dublin, Ohio for executive, financial, legal, information systems, marketing and other administrative activities, and in a separate facility in Logan, Utah for information systems, collections and marketing for DFS’s subsidiaries.

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

CFPB, State Financial Regulators or Attorneys General

From time to time, we receive information requests from the CFPB or various states’ Attorneys General or financial regulators, requesting information relating our lending or debt collection practices in such states. We respond to such inquires and provide certain information to the CFPB or the respective Attorneys General offices or financial regulators. We believe we are in compliance with federal laws and regulations and the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Ohio Third-Party Litigation

While we were not a named party in the case, Ohio Neighborhood Finance, Inc. v. Rodney Scott, pending before the Ohio Supreme Court. is a discretionary appeal, arising from a decision by Ohio’s Ninth District Court of Appeals which took issue with practices of some lenders under the Ohio Small Loan Act. We believe our Ohio lending practices are compliant with applicable law and the ruling. Therefore, while the outcome of this appeal may result in other presently unanticipated changes to our lending practices, if the Ohio Supreme Court only adopts the Ninth District Court of Appeals’ holding, we would not anticipate making changes to our Ohio lending practices.

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2013 was 8,981,536. We issued 1,000,000 shares as part of our Florida Acquisition.  See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2013.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note   in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

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

	Year Ended December 31,
(in thousands except location data)	2009	2010	2011	2012	2013
Statement of Operations Data:
Total Revenues	$202,683	$224,280	$306,934	$373,000	$439,157
Total Operating Expenses	120,926	127,200	185,400	238,311	297,152
Opearting gross profit	81,757	97,080	121,534	134,689	142,005
Total corporate and other expenses	43,446	43,854	91,128	115,005	130,855
Income before provision for income taxes, and discontinued operations	38,311	53,226	30,406	19,684	11,150
Provision for income taxes	14,042	19,801	13,553	6,508	4,417
Income from continuing operations	24,269	33,425	16,853	13,176	6,733
Discontinued operations (1)	368	(2,196)	—	—	—
Net Income	$24,637	$31,229	$16,853	$13,176	$6,733

Balance Sheet Data:
Cash and cash equivalents	$27,959	$39,780	$65,635	$79,044	$90,311
Total finance receivables, ent	66,035	81,337	120,451	128,923	165,330
Total assets	280,476	310,644	515,547	576,330	653,768
Total debt	193,365	188,934	395,000	437,330	466,867
Total liabilities	202,685	200,853	454,233	492,117	532,426
Total stockholders’ equity	77,791	109,791	61,314	84,213	121,342

Other Operating Data:
Number of stores (at period end)	264	282	435	491	516
Number of states served by our internet operations (at period end)	—	—	—	19	24

(1) Discontinued operations presented for 2009 and 2010 are net of provision (benefit) for income tax of $226 and ($1,346).

ITEM 7.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, secured loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of December 31, 2013, we operated 516 retail storefront locations across 15 states. The Company also offers short-term consumer and installment loans via the internet through DFS, which services customers in 24 states.

Over each of the past three years, we have increased revenue, driven by organic growth and acquisitions. Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic and an expanding product set and distribution channels to address a larger share of our customers’ financial needs. Our overall revenue has expanded as we have executed on our retail model. As part of our retail model, we strive to invest in premier brand presence, and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

Prior to April 1, 2012, we operated in one segment, Retail financial services. As a result our acquisition of DFS a provider of consumer loans through the internet, now operate in two segments: Retail financial services and Internet financial services.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

We believe that our ability to execute on our retail model generates higher per store revenue than our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we have integrated acquisitions into our operations. Over 30% of our customers come to our stores and learn about our products and services through a referral. Acquisitions allow us to leverage an established customer base that can generate new word-of-mouth marketing and referrals while we implement our retail model at the acquired stores. Acquisitions have also provided us an existing market presence to build upon our expanding product offerings. Finally, we believe our internet presence provides an additional channel to complement our retail model.

We have also grown through store openings, which we have undertaken from time to time to increase our market presence.  During 2013, we opened twenty nine stores.

Our recent acquisitions include:

•                  Florida Acquisition.  On July 31, 2012, we acquired the assets of a retail consumer finance operator in the state of Florida for a purchase price of $40.4 million subject to certain post-closing adjustments.  The assets acquired in such acquisition, plus $17.2 million in debt and $1.3 million for a stock repurchase obligation are held by our non-guarantor subsidiary. This retail consumer finance company operated 54 stores in South Florida markets.

•                  DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of the Direct Financial Services, LLC and its subsidiaries for a purchase price of $22.4 million. Our internet operations offer short-term loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. Post-acquisition, our internet operations began offering a medium-term product. Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity.

•                  Insight Holding Company LLC Acquisition.  In November 2011, we purchased a 22.5% interest in Insight Holding, which is the parent company of, among other entities, Insight, for which we are an agent for its prepaid card product. We believe this investment aligns our strategic interests and positions us to participate in the value creation at Insight. Product changes have negatively impacted the value of this investment resulting in an impairment, as of December 31, 2012. Effective April 1, 2013, Insight Holdings was consolidated as a VIE.

•                  California Acquisition.  On April 29, 2011, we acquired California Check Cashing Stores and its chain of 141 retail stores in California and Oregon. We undertook the California Acquisition to gain access to several key markets in California, thereby increasing our geographic footprint, and to gain additional product expertise. We increased the product set via the introduction of a superior prepaid debit card offering, medium-term lending, and the expansion of secured lending.

•                  Illinois Acquisition.  On March 21, 2011, we acquired 10 stores in the Chicago metro area for a purchase price of $19.7 million. At the time of the acquisition, these stores offered only lending products. Since the Illinois Acquisition, we have fully integrated their operations and have expanded the products and services offered in these stores to include our Insight prepaid card offering, money orders, bill payment services and secured lending, further addressing the financial needs of our customers in the Chicago market.

For the year ended December 31, 2013, we opened twenty nine stores and closed four stores. Our store count increased by fifty six stores during the year ended December 31, 2012 primarily as a result of the Florida Acquisition. The following chart shows certain information regarding our stores and number of states served via the internet for each of the past three years.

	Year Ended December 31,
	2011	2012	2013
# of Locations
Beginning of Period	282	435	491
Acquired	151	54	—
Opened	2	7	29
Closed	—	5	4
End of Period	435	491	516

Number of states served by our internet operations	—	19	24

The following table provides the geographic composition of our retail locations as of December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Alabama	21	22	30
Arizona	43	43	42
California	156	159	160
Florida	10	61	61
Indiana	21	21	21
Illinois	10	12	12
Kansas	6	5	5
Kentucky	13	13	14
Michigan	14	14	14
Missouri	7	7	7
Ohio	99	99	99
Oregon	3	3	3
Tennessee	—	—	13
Utah	10	10	10
Virginia	22	22	25
	435	491	516

In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

At the federal level, in July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. Starting in April 2012, the CFPB began its examination of the Company. We have received our examination report and remain in dialogue with the CFPB. At this time we do not anticipate any material changes to our operations as a result of this examination report.

New Product Expansion and Trends

We constantly seek to develop and offer new products in order to address the full range of our customers’ financial needs. The expansion of existing medium-term products resulted in a 71.6% or $17.6 million increase in revenue related to these products for the year ended December 31, 2013 compared to the same period in 2012. Revenue from our secured loan products grew 19.9% or $5.5 million for the year ending December 31, 2013 as compared to the same period in 2012.

Product Characteristics and Mix

As we introduce new products throughout our markets and expand our product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our secured loan offerings tend to have longer maturities than our short-term consumer loan offerings. In addition, the shift in mix to longer term loans results in a higher loan loss reserve as a result of the nature of medium-term loans as compared to short-term loans. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, by establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing we may extend the customer relationship and increase associated revenue over time.

Expenses

Our operating expenses related primarily to the operation of our stores and internet presence, including salaries and benefits, store occupancy costs, internet advertising, loan loss provisions, returns and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our majority stockholders.

We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale as we continue to grow our business.

Recapitalization

Concurrent with the California Acquisition, we issued $395.0 million in senior secured notes, entered into a new four-year, $40 million revolving credit facility and amended our existing $7.0 million credit facility for our Alabama subsidiary. The proceeds from the original notes offering, together with $10.0 million of borrowings on the revolving credit facility were used to retire our and CCCS’s outstanding credit facility debt, pay a dividend to our shareholders and pay bonuses to our management. We incurred $24.2 million in related fees and expenses in completing the California Acquisition and the financing related to our recapitalization, of which $15.6 million was capitalized accordingly. In July 2012, the Company issued $25 million of additional senior secured notes. Additionally, the Company’s unrestricted subsidiary issued related party Florida seller notes in connection with consummating the Florida Acquisition on July 31, 2012. As a result of the increase in the amount of debt in our capital structure following the recapitalization, our interest expense has risen, impacting our results of operations and liquidity. See “—Liquidity and Capital Resources” and “—Contractual Obligations and Commitments” for further detail.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, include valuation of our net finance receivables, stock based compensation, equity investments, goodwill and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of three categories, short-term consumer loans, medium-term loans and secured loans.

Short-term consumer loan products typically range in size from $100 to $1,000, with a maturity between 14 to 30 days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

Medium-term loan products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three months and 36 months. These loans vary in structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments.

Secured loan products (previously known as title loans) typically range from $750 to $5,000, and are evidenced by a promissory note with a maturity between one and 24 months. The customer grants a right in collateral and the loan may be secured with a lien on the collateral. The risk characteristics of secured loans primarily depend on the regulatory requirements of each market. Repayment risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the underlying collateral.

In some instances we maintain debt-purchasing arrangements with third-party lenders. We accrue for this obligation through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2011, 2012 and 2013 were $120.5 million, $128.9 million and $165.3 million, respectively. The allowance for loan losses as of December 31, 2011, 2012 and 2013 were $5.6 million, $9.1 million and $18.0 million, respectively. At December 31, 2011, 2012 and 2013, the allowance for loan losses was 4.5%, 6.6% and 9.8%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term and secured loans, which have higher allowances for loan losses.

Total finance receivables, net as of December 31, 2010, 2011 and 2012 are as follows (in thousands):

	As of December 31,
	2011	2012	2013
Finance Receivables, net of unearned advance fees	$126,077	$138,037	$183,338
Less: Allowance for loan losses	5,626	9,114	18,008
Finance Receivables, Net	$120,451	$128,923	$165,330

Net loan charge-offs for the three years ended December 31, 2011, 2012 and 2013 were $55.3 million, $72.0 million and $97.7 million, respectively. The total changes to the allowance for loan losses for the years ended December 31, 2011, 2012 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Allowance for loan losses
Beginning of Period	$3,357	$5,626	$9,114
Provisions for finance receivable losses	57,569	75,464	106,544
Charge-offs, net	(55,300)	(71,976)	(97,650)
End of Period	$5,626	$9,114	$18,008
Allowance as percentage of finance receivables, net of unearned advance fees	4.5%	6.6%	9.8%

The provision for loan losses for the year ended December 31, 2013 includes losses from returned items from check cashing of $8.0 million and third party losses of $12.6 million.

The provision for loan loss for the year ended December 31, 2012 includes losses from returned items from check cashing of $5.9 million, card losses of $0.1 million, losses on tax loans of $0.3 million, and third party losses of $11.7 million.  The increase in third party losses compared to the prior year is primarily due to the acquisition of DFS having a limited agency agreement with an unaffiliated third-party lender.

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

Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Cards was accounted for under the equity method. On April 1, 2013, we extended a line of credit to Insight Holdings. We determined that, as a result of extending such line of credit, it should consolidate Insight Holdings effective as of April 1, 2013. See Note 14 to the consolidated financial statements.

One of the methods that management employs in the review of such assets uses estimates of future cash flows. If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value. For equity method investments, an impairment charge is recorded if the decline in value is other than temporary. Management believes that its estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could impact the estimated value of such assets.

There was no impairment loss for goodwill for either Retail financial services or Internet financial services during the years ended December 31, 2012 and 2013. Prior to 2012, the Company operated in one segment. There was no impairment loss for goodwill for the year ended December 31, 2011.

In December of 2012, we recorded a $4.1 million impairment to the equity investment in Insight Holdings.

During the year ended December 31, 2011, goodwill increased by $117.0 million, due to the California and Illinois Acquisitions, which was offset by a $2.1 million tax adjustment. During the year ended December 31, 2012, goodwill increased $41.2 million related to the DFS and Florida Acquisitions offset by a tax adjustment of $2.3 million. During the year ended December 31, 2013, goodwill increased $15.4 million primarily related to the consolidation of Insight Holdings, offset by a tax adjustment of $2.3 million.

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

Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011 in connection with the California Acquisition), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.6 million to result in cash tax savings of approximately $11.3 million at the expected combined rate of 40% for fiscal year 2013. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor and Unrestricted Subsidiaries

As described in more detail under Note 22 Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information to our consolidated financial statements, we had four non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor of our debt instruments). As of December 31, 2013, of these entities, Buckeye Check Cashing of Florida II, LLC and CCFI Funding are “Unrestricted Subsidiaries” as defined in the indentures governing the senior secured notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and CCFI Funding was created on December 20, 2013. As of December 31, 2013 and December 31, 2012, such unrestricted subsidiaries had total assets of $54.7 million and $48.2 million and total liabilities of $39.7 million and $22.3 million, respectively, total revenues of $23.7 million and $1.2 million, total operating expenses of $20.0 million and $4.9 million, and net loss of $1.5 million and $6.5 million, respectively.

As described above, Insight Holdings is included in the tables under such Note 22 as a “non-Guarantor Subsidiary” because we have consolidated the entity as a VIE as of April 1, 2013. As of December 31, 2013, the consolidated entity had total assets of $37.7 million, total liabilities of $4.8 million, total revenues of $17.9 million, total operating expenses of $0.2 million and a net loss of $0.4 million. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables under such Note 22 are “Restricted Subsidiaries” as defined in the indentures governing the our senior secured notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2011, 2012 and 2013 (dollars in thousands):

	Year Ended December 31,
	2011	Revenue %	2012	Revenue %	2013	Revenue %

Total Revenues	$306,934	100.0%	$373,000	100.0%	$439,157	100.0%
Operating Expenses
Salaries and benefits	57,411	18.7%	63,403	17.0%	72,927	16.6%
Provision for losses	65,351	21.3%	93,481	25.1%	127,090	28.9%
Occupancy	21,216	6.9%	24,738	6.6%	27,581	6.3%
Advertising and marketing	4,716	1.5%	8,065	2.2%	15,186	3.5%
Depreciation and amortization	5,907	1.9%	6,268	1.7%	7,489	1.7%
Other operating expenses	30,799	10.1%	42,356	11.3%	46,879	10.7%
Total Operating Expenses	185,400	60.4%	238,311	63.9%	297,152	67.7%
Income from Operations	121,534	39.6%	134,689	36.1%	142,005	32.3%
Corporate and other expenses
Corporate expenses	43,730	14.3%	50,881	13.8%	68,410	15.6%
Registration expenses	—	0.0%	2,774	0.7%	—	0.0%
Bond registration expenses	—	0.0%	851	0.2%	—	0.0%
Transaction expenses	9,351	3.0%	1,239	0.3%	—	0.0%
Depreciation and amortization	2,332	0.8%	6,277	1.7%	9,159	2.1%
Interest	34,334	11.2%	47,480	12.7%	51,976	11.8%
Equity investment impairment	—	0.0%	4,097	1.1%	—	0.0%
Income Tax Expense	13,553	4.4%	6,508	1.7%	4,417	1.0%
Total corporate and other expenses	103,300	33.7%	120,107	32.2%	133,962	30.5%
Net income before management fee	18,234	5.9%	14,582	3.9%	8,043	1.8%
Sponsor Management Fee	1,381	0.4%	1,406	0.4%	1,310	0.3%
Net Income	$16,853	5.5%	$13,176	3.5%	$6,733	1.5%

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2011, 2012 and 2013:

	Twelve Months Ended December 31,
	2011	2012	2013
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,543,310	$1,822,199	$2,017,306
Number of loan transactions (in thousands)	3,625	4,467	4,926
Average new loan size	$426	$408	$409
Average fee per new loan	$46.37	$48.01	$49.63
Loan loss provision	$40,636	$53,149	$72,632
Loan loss provision as a percentage of loan volume	2.6%	2.9%	3.6%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,163,276	$2,525,212	$2,847,670
Number of checks cashed (in thousands)	4,869	5,618	5,954
Face amount of average check	$444	$450	$478
Average fee per check	$14.95	$14.05	$14.08
Returned check expense	$5,085	$5,895	$7,975
Returned check expense as a percent of face amount of checks cashed	0.2%	0.2%	0.3%

	As of and for the Twelve Months
	Ended December 31,
	2011	2012	2013
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$12,174	$11,617	$41,552
Number of loans outstanding	20,818	24,417	51,923
Average principle outstanding	$585	$476	$800
Weighted average monthly percentage rate	19.2%	20.7%	18.5%
Allowance as a percentage of finance receivables	10.6%	20.7%	23.7%
Loan loss provision	$11,470	$13,319	$24,619
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$17,334	$23,047	$28,242
Number of loans outstanding	15,283	22,225	24,327
Average principle outstanding	$1,134	$1,037	$1,161
Weighted average monthly percentage rate	13.3%	13.4%	12.4%
Allowance as a percentage of finance receivables	5.3%	6.5%	6.9%
Loan loss provision	$5,463	$8,996	$9,293

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$205,417	$233,858	$28,441	13.8%	55.1%	53.3%
Medium-term Loans	24,609	42,225	17,616	71.6%	6.6%	9.5%
Check Cashing Fees	78,937	83,822	4,885	6.2%	21.2%	19.1%
Prepaid Debit Card Services	12,987	19,647	6,660	51.3%	3.5%	4.5%
Secured Loan Fees	27,854	33,384	5,530	19.9%	7.5%	7.6%
Other Income	23,196	26,221	3,025	13.0%	6.1%	6.0%
Total Revenue	$373,000	$439,157	$66,157	17.7%	100.0%	100.0%

For the year ended December 31, 2013, total revenue increased by $66.2 million, or 17.7%, compared to the same period in 2012. The majority of this growth came from the growth of the internet portfolio, the consolidation of Insight Holdings, the Florida Acquisition and organic growth.

Revenue generated from short-term consumer loan fees and interest for the year ended December 31, 2013 increased $28.4 million, or 13.8%, compared to the same period in 2012. The growth in the internet segment, and growth in the Florida Acquisition, California and Alabama markets are the primary drivers of the revenue increase.

Revenue generated from medium-term loans for the year ended December 31, 2013 increased $17.6 million, or 71.6% compared to the same period in 2012. The increase is due to the growth of both the internet and retail portfolios.

Revenue generated from check cashing for the year ended December 31, 2013 increased $4.9 million, or 6.2%, compared to the same period in 2012 primarily due to seven additional months of activity from the Florida Acquisition, which offset the general decline in check cashing during the same period.

Revenue from prepaid debit card services for the year ended December 31, 2013 increased $6.7 million, or 51.3%, as a result of the consolidation of Insight Holdings effective April 1, 2013.

Revenue generated from secured loan fees for the year ended December 31, 2013 increased $5.5 million, or 19.9%, compared to the same period in 2012. We grew secured loan revenue principally through expansion of our California and Arizona portfolios.

Other income increased $3.0 million related to growth at stores acquired in our Florida Acquisition and the additional seven months of activity in 2013 as compared to 2012.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$63,403	$72,927	$9,524	15.0%	17.0%	16.6%
Provision for Loan Losses	93,481	127,090	33,609	36.0%	25.1%	28.9%
Occupancy	24,738	27,581	2,843	11.5%	6.6%	6.3%
Depreciation & Amortization	6,268	7,489	1,221	19.5%	1.7%	1.7%
Advertising & Marketing	8,065	15,186	7,121	88.3%	2.2%	3.5%
Bank Charges	3,838	4,236	398	10.4%	1.0%	1.1%
Store Supplies	3,259	2,972	(287)	(8.8)%	0.9%	0.7%
Collection Expenses	4,113	3,361	(752)	(18.3)%	1.1%	0.8%
Telecommunications	5,406	5,513	107	2.0%	1.4%	1.3%
Security	2,637	2,470	(167)	(6.3)%	0.7%	0.6%
License & Other Taxes	1,565	1,841	276	17.6%	0.4%	0.4%
Other Operating Expenses	21,538	26,486	4,948	23.0%	5.8%	5.8%
Total Operating Expenses	238,311	297,152	58,841	24.7%	63.9%	67.7%
Income from Operations	$134,689	$142,005	$7,316	5.4%	36.1%	32.3%

Total operating expenses, which consist primarily of retail and internet related expenses, increased by $58.8 million, or 24.7%, for the year ended December 31, 2013 as compared to the same period in 2012. This overall increase was due to additional expenses associated with our Florida Acquisition, expenses related to growing our portfolio, and a higher provision for loan losses related to portfolio growth and medium terms loans. As a percent of revenue, salaries and benefits decreased from 17.0% to 16.6% for the year ended December 31, 2013 as compared to the prior year.

Provision for loan losses increased from 25.1% to 28.9% of revenue for the year ended December 31, 2013 as compared to the same period in 2012. The increase in provision was due to the expansion of the portfolio through medium-term loans and new customers from the internet and retail segments, and compounded by an industry-wide elevation in net bad debt expense during 2013.

Advertising and marketing expense increased by $7.1 million for the year ended December 31, 2013 as compared to the prior year period due primarily to marketing in our internet segment.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)
Corporate Expenses	$50,881	$68,410	$17,529	34.5%	13.8%	15.6%
Registration Expenses	2,774	—	(2,774)	(100.0)%	0.7%	0.0%
Bond Registeration Expenses	851	—	(851)	(100.0)%	0.2%	0.0%
Transaction Expenses	1,239	—	(1,239)	(100.0)%	0.3%	0.0%
Depreciation & Amortization	6,277	9,159	2,882	45.9%	1.7%	2.1%
Sponsor Management Fee	1,406	1,310	(96)	(6.8)%	0.4%	0.3%
Interest	47,480	51,976	4,496	9.5%	12.7%	11.8%
Equity Investment Impairment	4,097	—	(4,097)	(100.0)%	1.1%	0.0%
Income tax expense	6,508	4,417	(2,091)	(32.1)%	1.7%	1.0%
Total Corporate and Other Expenses	$121,513	$135,272	$13,759	11.3%	32.6%	30.8%

Corporate expenses increased, by $17.5 million, from 13.8% to 15.6% of revenue during the year ended December 31, 2013 as compared to the prior period in 2012 due to the consolidation of Insight Holdings during 2013, which was responsible for $17.1 million of the increase.

Registration, bond registration, and transaction expenses were related to 2012 activity not repeated in 2013.

Depreciation and amortization increased $2.9 million during the year ended December 31, 2013, as compared to the comparable period in the prior year, primarily due to the amortization of intangible assets of each of Insight Holdings, the Florida Acquisition and DFS.

Interest expense, increased to $52.0 million during the year ended December 31, 2013, as compared to $47.5 million for the same period in 2012, or an increase of 9.5%, due to full year impact of interest on debt incurred by unrestricted subsidiary in 2012 in connection with the Florida Acquisition and outstanding balances on our lines of credit.

Income taxes have decreased as our income before income taxes is lower for the current period.

Segment Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services:

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$605,276		$48,492		$653,768
Goodwill	298,861		13,673		312,534
Other Intangible Assets	20,086		3,286		23,372
Total Revenues	$385,926	100.0%	$53,231	100.0%	$439,157	100.0%
Provision for Loan Losses	93,707	24.3%	33,383	62.7%	127,090	28.9%
Other Operating Expenses	150,567	39.0%	19,495	36.6%	170,062	38.7%
Operating Gross Profit	141,652	36.7%	353	0.7%	142,005	32.4%
Interest Expense, net (as allocated)	48,778	12.6%	3,198	6.0%	51,976	11.8%
Depreciation and Amortization	7,112	1.8%	2,047	3.8%	9,159	2.1%

	As of and for the year ended December 31, 2012
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$549,481		$26,849		$576,330
Goodwill	283,861		13,261		297,122
Other Intangible Assets	6,159		4,098		10,257
Total Revenues	$347,881	100.0%	$25,119	100.0%	$373,000	100.0%
Provision for Loan Losses	75,467	21.7%	18,014	71.7%	93,481	25.1%
Other Operating Expenses	136,399	39.2%	8,431	33.6%	144,830	38.8%
Operating Gross Profit (loss)	136,015	39.1%	(1,326)	-5.3%	134,689	36.1%
Interest Expense, net	47,480	13.6%	—	0.0%	47,480	12.7%
Depreciation and Amortization	$4,477	1.3%	$1,800	7.2%	$6,277	1.7%

Retail Financial Services

Retail financial services represented 87.9% or $385.9 million of consolidated revenues for the year ended December 31, 2013.

For the year ended December 31, 2013 total revenues in the Retail segment increased by $66.2 million or 17.7%, compared to the prior year comparable period.  During the year ended December 31, 2013, Retail financial services grew from the consolidation of Insight and seven additional months of the Florida Acquisition. We also experienced strong organic growth in our short-term and medium-term portfolios.

Internet Financial Services

For the year ended December 31, 2013, total revenues contributed by our Internet financial services segment represented $53.2 million, an increase of $28.1 million, or 112.0%, as compared to 2012. The growth in revenues is related to the expansion of both the short-term and medium-term portfolios. The expense structure in this segment is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel, there is a need for increased marketing expenses to capture market share. Our internet financial services segment has experienced a higher provision for loan losses with new customer relationships compared to existing customer relationships. As the Company expanded this business segment the mix of customers shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the year ended December 31, 2013 as compared to our Retail Financial Services segment as a percentage of revenue. The operating income of $0.4 million reflects the expense of building a base of customers which we plan to leverage to support future growth.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$163,327	$205,417	42,090	25.8%	53.2%	55.1%
Medium-term Loans	14,170	24,609	10,439	73.7%	4.6%	6.6%
Check Cashing Fees	72,800	78,937	6,137	8.4%	23.7%	21.2%
Prepaid Debit Card Services	19,914	12,987	(6,927)	(34.8)%	6.5%	3.5%
Secured Loan Fees	18,656	27,854	9,198	49.3%	6.1%	7.5%
Other Income	18,067	23,196	5,129	28.4%	5.9%	6.1%
Total Revenue	$306,934	$373,000	$66,066	21.5%	100.0%	100.0%

For the year ended December 31, 2012, total revenue increased by $66.1 million, or 21.5%, compared to the prior year comparable period.  The majority of this growth was created through the acquisitions completed in 2011 and 2012.

We acquired our internet company on April 1, 2012.  Through new customer acquisition, we have been successful in achieving sequential quarterly revenue growth since the acquisition.

Revenue generated from short-term consumer loan fees and interest for the year ended December 31, 2012 increased $42.1 million, or 25.8%, compared to the prior year comparable period.  The majority of the increase was the result of the DFS Acquisition, our Internet Financial Services segment.  We also benefitted from the Florida Acquisition which occurred on July 31, 2012 and from the comparative advantage of realizing a full year’s benefit of the California and Illinois Acquisitions which occurred during 2011.  Excluding revenue from acquisitions, short-term consumer loan fees and interest were generally flat as compared to the prior year comparable period.  Growth in a number of markets was offset by a shift in mix in other markets towards more medium-term and secured loan products.

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

Revenue from prepaid debit card services during the year ended December 31, 2012 decreased by $6.9 million, or 34.8%. The decline in prepaid debit card services revenue is due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit by linking the card with different credit related features offered by a third party.

Revenue generated from secured loan fees for the year ended December 31, 2012 increased $9.2 million, or 49.3%, compared to the prior year comparable period. We grew secured loan revenue principally through expansion of our California title loan portfolio and introduction of new products in Arizona.

Operating Expenses

The table below sets forth certain Information regarding our operating expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$57,411	$63,403	$5,992	10.4%	18.7%	17.0%
Provision for Loan Losses	65,351	93,481	28,130	43.0%	21.3%	25.1%
Occupancy	21,216	24,738	3,522	16.6%	6.9%	6.6%
Depreciation & Amortization	5,907	6,268	361	6.1%	1.9%	1.7%
Advertising & Marketing	4,716	8,065	3,349	71.0%	1.5%	2.2%
Bank Charges	2,953	3,838	885	30.0%	1.0%	1.0%
Store Supplies	2,880	3,259	379	13.2%	0.9%	0.9%
Collection Expenses	2,665	4,113	1,448	54.3%	0.9%	1.1%
Telecommunications	3,788	5,406	1,618	42.7%	1.2%	1.4%
Security	1,895	2,637	742	39.2%	0.6%	0.7%
License & Other Taxes	1,339	1,565	226	16.9%	0.4%	0.4%
Other Operating Expenses	15,279	21,538	6,259	41.0%	5.1%	5.8%
Total Operating Expenses	$185,400	$238,311	$52,911	28.5%	60.4%	63.9%

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

Provision for loan losses increased from 21.3% to 25.1% as a percentage of revenue for the year ended December 31, 2011 and 2012. $18.0 million of the $28.1 million or 64.1% of the increase in the provision for bad debt was due to the acquisition of DFS and pursuit of market share expansion for our internet operations. The increase in provision for loan losses related to our internet operations represents the primary cause of the increase in operating expenses as a percentage of revenue. First-time customers served by our Internet financial services segment default at significantly higher rates than returning customers. We expect to continue to experience increased provision for loan losses out of this segment while we invest in establishing a base of loyal customers. Retail financial services provision for bad debt increased primarily due to the increase in consumer loan revenue.  Occupancy expenses are down from 6.9% in 2011 to 6.6% in 2012 as a percentage of revenue as we realized benefits of scale.

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

Corporate and Other Expenses

The table below sets forth certain Information regarding our corporate and other expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(dollars in thousands)	2011	2012	Increase (Decrease)		2011	2012
				(Percent)	(Percent of Revenue)
Corporate Expenses	$43,730	$50,881	$7,151	16.4%	14.3%	13.8%
Registration Expenses	—	2,774	2,774	100.0%	0.0%	0.7%
Bond Registeration Expenses	—	851	851	100.0%	0.0%	0.2%
Transaction Expenses	9,351	1,239	(8,112)	(86.8)%	3.0%	0.3%
Depreciation & Amortization	2,332	6,277	3,945	169.2%	0.8%	1.7%
Sponsor Management Fee	1,381	1,406	25	1.8%	0.4%	0.4%
Interest	34,334	47,480	13,146	38.3%	11.2%	12.7%
Equity Investment Impairment	—	4,097	4,097	(100.0)%	0.0%	1.1%
Income tax expense	13,553	6,508	(7,045)	(52.0)%	4.4%	1.7%
Total Corporate and Other Expenses	$104,681	$121,513	$16,832	16.1%	34.1%	32.6%

Corporate Expenses

Corporate expenses fell from 14.3% to 13.8% as a percentage of revenue during the years ended December 31, 2011 and 2012, respectively. This operating leverage was achieved through continued cost control and the integration of previously acquired enterprises.

Transaction Expense

Transaction expenses fell from $9.4 million in 2011 to $1.2 million in 2012. The $9.4 million incurred in 2011 was primarily related to the California Acquisition and the related recapitalization.

Registration Expense

The Company had legal and other transaction expenses of $2,774 related to a planned initial public offering (“IPO”) which were expensed in May 2012 when the Company decided not to pursue the IPO due to market conditions.

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

Segment Results of Operations for the Year Ended December 31, 2012

Prior to April 1, 2012, we operated in one segment, Retail Financial Services. As a result of our acquisition of DFS, a provider of consumer loans through the internet, we now operate in two segments: Retail Financial Services and Internet Financial Services.

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

For the year ended December 31, 2012 total revenues increased by $66.1 million or 21.5%, compared to the prior year comparable period.  During the year ended December 31, 2012, Retail financial services benefitted from five months of contribution from the Florida Acquisition and four additional months of the California Acquisition as compared to 2011. Revenues were constrained in certain markets due to the election to cease marketing an enhanced card feature which allowed for the option of accessing third party credit related features. We experienced strong growth in both medium term loans and secured loans on a comparative basis.

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

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for year ended December 31, 2011, 2012 and 2013.

	Year Ended December 31,
(in thousands)	2011	2012	2013
Net Cash Provided by Operating Activities	$131,527	$123,388	$161,241
Net Cash Used in Investing Activities	(101,257)	(133,879)	(177,966)
Net Cash Provided by (Used in) Financing Activities	(4,415)	23,900	27,992
Net Increase in Cash and Cash Equivalents	$25,855	$13,409	$11,267

Cash Flows from Operating Activities. During 2013, net cash provided by operating activities was $161.2 million compared to $123.4 million during the prior year comparable period, an increase of $37.8 million. Cash flows from operating activities increased primarily due to net income, net of the non-cash increased provisioning in 2013.

During 2012, net cash provided by operating activities was $123.4 million compared to $131.5 million in 2011. Cash flows from operating activities decreased primarily due to the timing of payments to vendors.

During 2011, net cash provided by operating activities was $131.5 million primarily due to net income, provision for loan losses, and timing of payments to vendors.

Cash Flows from Investing Activities. During 2013, net cash used in investing activities was $178.0 million compared to $133.9 million in 2012. The primary use of cash in 2013 was for $163.2 million in loan originations with the corresponding loan loss provision recorded within cash flows from operating activities.

During 2012, net cash used in investing activities was $133.9 million compared to $101.2 million in 2011. The primary use of cash in 2012 was for $94.0 million in loan originations with the corresponding loan loss provision recorded within cash flows from operating activities. The Florida and DFS Acquisitions used $33.7 million of cash. This amount includes the related party Florida seller notes and stock issued as part of the Florida acquisition.

During 2011, net cash used in investing activities was $101.3 million.  The primary use of cash in 2011 was for $88.8 million in loan originations with the corresponding loan loss provision recorded within cash flows from operating activities. The California Acquisition provided $22.9 million of positive cash flow as a result of issuing common stock for that transaction. The Illinois Acquisition used $19.7 million from investing activities. In addition, $15.5 million was used for various purchases of equity investments and leasehold improvements and equipment

Cash Flows from Financing Activities. Net cash provided by financing activities during 2013 was $28.0 million. The primary sources of cash were a $25.0 million draw on our revolving credit facility, and $8.1 million in proceeds from a subsidiary note.

Net cash provided by financing activities during 2012 was $23.9 million. Positive cash flow was attributed to the issuance of $25 million aggregate principal amount of our senior secured notes. This was offset by $1.1 million in debt issuance costs.

Net cash used by financing activities during 2011 was $4.4 million. Positive cash flow was attributed to the issuance of $395 million aggregate principal amount of our senior secured notes. This was offset by $262.9 million in notes payable payments and a $120.6 million special dividend distribution. At the close of the recapitalization transaction consummated in connection with the California Acquisition, we borrowed $10 million under our revolving credit facility. We paid down the entirety of the amount drawn prior to the close of the second quarter of 2011.

Cash income taxes paid in 2013 were $0.6 million compared to 2012 payments of $10.3 million. The decrease in 2013 was related to payments of 2011 tax liabilities in 2012.

Financing Instruments—Restrictive Covenants

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2013 and December 31, 2012, we were in compliance with these covenants.  In addition, the agreement governing our Alabama subsidiary’s revolving credit facility contains certain customary covenants restricting certain actions by that subsidiary, all of which it was in compliance with as of December 31, 2012.

Capital Expenditures

For the years ended December 31, 2011, 2012 and 2013, we spent $4.3, $5.7, and $13.9 million, respectively, on capital expenditures.  These expenditures are primarily due to investing in information technology to expand our product offerings during 2011, to upgrade the retail locations acquired in the California and Florida acquisitions during 2012, and re-branding stores in select markets and opening stores in the Alabama and Tennessee markets during 2013.

The Company had no material capital expenditure commitments as of December 31, 2013. However, the Company has signed an agreement during 2013 for a POS and operations system platform with an estimated cost of $4.5 million to be paid over 5 years.

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

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2013:

	Total	2014	2015 - 2016	2017 - 2018	After 2018
Operating Leases	$71,102	$22,591	$30,892	$13,050	$4,569
Capital Leases	938	403	535	—	—
Senior secured notes
Principal	420,000	—	—	—	420,000
Interest	246,654	45,650	91,300	91,300	18,404
Total Senior Secured Notes	666,654	45,650	91,300	91,300	438,404
Related Party notes payable
Principal	12,791	412	12,379	—	—
Interest	3,501	1,522	1,979	—	—
Total Related Party Notes Payable	16,292	1,934	14,358	—	—
Borrowings under Revolving Credit Facility
Principal	25,000	—	25,000	—	—
Interest (1)	395	296	99	—	—
Total borrowings under Revolving Credit Facility	25,395	296	25,099	—	—
Subsidiary Note Payable
Principal	8,100	8,100	—	—	—
Interest	1,620	1,620	—	—	—
Total Subsidiary Note Payable	9,720	9,720	—	—	—
Mortgage note payable
Principal	420	—	—	420	—
Interest	105	21	42	42	—
Total building note payable	525	21	42	462	—
Total	$790,626	$80,615	$162,226	$104,812	$442,973

(1) Contractual interest obligations for the revolving credit facility includes cash payments we expect to make with respect to the undrawn line fee of 0.75% of the unused commitments under the revolving credit facility.

Existing Indebtedness. In connection with the California Acquisition, we issued $395 million aggregate principal amount of our senior secured notes, all of which remained outstanding as of December 31, 2013. The notes have an interest rate of 10.75% payable semi-annually and will mature on May 1, 2019. The proceeds were used to refinance debt, pay fees and expenses, and to finance a dividend payment to shareholders.

Our Alabama subsidiary also maintains a $7.0 million revolving line of credit that was undrawn as of December 31, 2013.

Concurrent with the offering of senior secured notes consummated in connection with the California Acquisition, we also entered into a four-year, $40 million revolving credit facility. The revolving credit facility has an interest rate of LIBOR plus 5.00% and will mature on May 1, 2015, and had a $25.0 million balance as of December 31, 2013.

On July 6, 2012, we completed an offering of $25.0 million aggregate principal amount of senior secured notes, which will mature on May 1, 2020. Other than the interest rate and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior secured notes described above, except that such notes are not freely tradable.

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

On November 1, 2013, the Company entered into an amendment to the non-guarantor notes resulting from the Florida Acquisition. Pursuant to this amendment, the non-guarantor subsidiary pre-paid $2.5 million of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $0.5 million, the non-guarantor obligor settled in full, the $1.5 million non-guarantor term note. The $8.0 million and $9.0 million non-guarantor notes were further amended to provide the non-guarantor subsidiary obligor the option to prepay the notes at a 20% discount through September 30, 2014, or at a 15% discount from October 1, 2014 through September 30, 2015.

On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary raised funding through a $8.1 million note payable to acquire the loans.

Impact of Inflation

Our results of operations are not materially impacted by fluctuations in inflation.

Balance Sheet Variations

Several of the items on our balance sheet as of December 31, 2013 were impacted by the growth in our portfolios, the consolidation of Insight Holdings, and the $8.1 million subsidiary note payable.

Cash and cash equivalents, accounts payable, accrued liabilities, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making loans, and the receipt and remittance of cash from the sale of prepaid debit cards, wire transfers, money orders and the processing of bill payments.

Loan Portfolio

As of December 31, 2013, we offered loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term over the unearned advance fees. Other products interest is earned over the term of the loan.

As of December 31, 2012 and 2013, our total finance receivables net of unearned advance fees were approximately $138.0 million and $183.3 million, respectively.

Investee Companies

We have an equity investment in Latin Card Strategies LLC, (“Latin Card”). Prior to May 2011, the Company held a 57% ownership in Latin Card. In May 2011, our membership units were reduced to 49%. Effective May 2011, we recorded the investment in Latin Card under the equity method of accounting. As of March 31, 2013, the Company’s investment in Latin Card Strategies, LLC (“Latin Card”) has been fully absorbed by the Company’s share of losses of Latin Card and the equity method of accounting for the investment has been discontinued.

We also have an equity investment in Insight Holdings. We recorded the 22.5% investment in Insight Holdings under the equity method of accounting effective November 2011.  Due to product changes which adversely impacted revenue, the value of our investment in Insight Holdings was impaired by $4.1 million in 2012. The Company increased the investment to 22.7% during 2013 by acquiring an additional 0.2%. As discussed in Note 14 to our consolidated financial statements, the Company consolidated Insight Holdings as a VIE effective April 1, 2013 and the equity method of accounting for the investment has been discontinued.

Equity Method Investments

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

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2013 and 2012, the outstanding amount of active consumer loans was $9.2 million and $6.5 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.5 million and $0.4 million as of December 31, 2013 and 2012, respectively.

ITEM 7A.        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

As of December 31, 2013, we had $466.9 million of indebtedness, of which, $25.0 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to $20.7 million of lines of credit which are subject to variable interest rates.

ITEM 8.                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Choice Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Choice Financial Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina

March 28, 2014

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2013 and 2012

(In thousands, except per share data)

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$90,311	$79,044
Restricted cash	1,414	—
Finance receivables, net of allowance for loan losses of $15,548 and $8,511	157,152	125,637
Short-term investments, certificates of deposit	1,114	1,113
Card related pre-funding and receivables	806	8,050
Other current assets	9,516	6,246
Deferred tax asset, net	9,157	5,517
Total current assets	269,470	225,607
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,460 and $603	8,178	3,286
Property, leasehold improvements and equipment, net	25,804	18,346
Goodwill	312,534	297,122
Other intangible assets	23,372	10,257
Security deposits	3,086	1,728
Equity method investments	—	6,491
Deferred debt issuance costs	11,324	13,493
Total assets	$653,768	$576,330
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligations	$681	$—
Current portion of related party Florida seller notes	500	1,731
Subsidiary note payable	8,100	—
Deferred revenue	2,682	2,661
Accrued interest	8,151	8,035
Money orders payable	15,495	16,036
Accounts payable and accrued liabilities	25,155	18,602
Total current liabilities	60,764	47,065
Noncurrent Liabilities
Accrued liabilities	1,075	—
Lines of credit	25,000	—
Capital lease obligation	257	—
Stock repurchase obligations	928	1,288
Related party Florida seller notes	11,909	15,599
Mortgage note payable	420	—
Senior secured notes	420,000	420,000
Deferred revenue	5,403	7,979
Deferred tax liability, net	6,670	186
Total liabilities	532,426	492,117
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at December 31, 2013 and December 31, 2012	90	90
Additional paid-in capital	125,487	122,963
Non-controlling interest	26,428	—
Retained deficit	(30,663)	(38,840)
Total stockholders’ equity	121,342	84,213
Total liabilities and stockholders’ equity	$653,768	$576,330

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Revenues:
Finance receivable fees	$309,467	$257,880	$196,153
Check cashing fees	83,822	78,937	72,800
Card fees	19,647	12,987	19,914
Other	26,221	23,196	18,067
Total revenues	439,157	373,000	306,934

Operating expenses:
Salaries and benefits	72,927	63,403	57,411
Provision for loan losses	127,090	93,481	65,351
Occupancy	27,581	24,738	21,216
Advertising and marketing	15,186	8,065	4,716
Depreciation and amortization	7,489	6,268	5,907
Other	46,879	42,356	30,799
Total operating expenses	297,152	238,311	185,400
Operating gross profit	142,005	134,689	121,534

Corporate and other expenses (income)
Corporate expenses	69,981	51,962	44,696
Registration expenses	—	2,774	—
Bond registration expenses	—	851	—
Transaction expenses	—	1,239	9,351
Depreciation and amortization	9,159	6,277	2,332
Interest expense, net	51,976	47,480	34,334
(Gain) Loss on equity method investments	(261)	325	415
Impairment of equity method investment	—	4,097	—
Total corporate and other expenses (income)	130,855	115,005	91,128
Income before provision for income taxes	11,150	19,684	30,406

Provision for income taxes	4,417	6,508	13,553
Net income	6,733	13,176	16,853

Net loss attributable to non-controlling interests	(1,444)	—	(120)

Net income attributable to controlling interests	$8,177	$13,176	$16,973

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

			Additional
	Common Stock		Paid-In	Non-controlling	Retained
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2010	6,139,536	$61	$57,972	$181	$51,577	$109,791
Stock-based compensation expense	—	—	105	—	—	105
Issuance of common stock for merger	1,842,000	19	55,173	—	—	55,192
Non-controlling interests conversion elimination	—	—	—	—	—	(61)
Dividend distribution	—	—	—	(61)	(120,566)	(120,566)
Net income (loss)	—	—	—	(120)	16,973	16,853
Balance, December 31, 2011	7,981,536	80	113,250	—	(52,016)	61,314
Stock-based compensation expense	—	—	623	—	—	623
Issuance of common stock	1,000,000	10	9,090	—	—	9,100
Net income	—	—	—	—	13,176	13,176
Balance, December 31, 2012	8,981,536	90	122,963	—	(38,840)	84,213
Stock-based compensation expense	—	—	1,670	—	—	1,670
Non-controlling interests conversion elimination	—	—	—	27,872	—	27,872
Extinguishment of note payable to stockholder	—	—	854	—	—	854
Net income (loss)	—	—	—	(1,444)	8,177	6,733
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$6,733	$13,176	$16,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	127,090	93,481	65,351
Impairment of equity method investment	—	4,097	—
Loss on disposal of assets	55	545	34
(Gain) Loss on equity method investments	(261)	325	415
Depreciation	9,671	7,831	6,956
Amortization of note discount and deferred debt issuance costs	2,599	2,293	2,598
Amortization of intangibles	6,977	4,714	1,283
Deferred income taxes	5,137	(601)	4,732
Change in fair value of stock repurchase obligation	(360)	22	—
Stock-based compensation	1,670	623	105
Changes in assets and liabilities:
Deferred loan origination costs	—	(82)	(120)
Prepaid money orders	—	—	8,030
Card related pre-funding and receivables	7,244	4,860	(1,816)
Restricted cash	(214)	—	—
Other assets	(1,753)	(477)	(674)
Deferred revenue	(2,555)	(2,626)	7,654
Accrued interest	116	882	6,814
Money orders payable	(541)	(2,304)	14,291
Accounts payable and accrued expenses	(367)	(3,371)	(979)
Net cash provided by operating activities	161,241	123,388	131,527
Cash flows from investing activities
Net receivables originated	(163,165)	(94,015)	(88,773)
Net acquired assets, net of cash	(866)	(33,665)	3,027
Purchase of equity investments	—	—	(3,750)
Purchase of equity investments from related party	—	—	(7,500)
Purchase of customer list intangible asset	(22)	—	—
Internally developed software intangible asset	(156)	—	—
Equity investment capital contribution	—	(450)	—
Proceeds from sale of leasehold improvements and equipment	181	—	—
Purchase of leasehold improvements and equipment	(13,938)	(5,749)	(4,261)
Net cash provided by investing activities	(177,966)	(133,879)	(101,257)
Cash flows from financing activities
Proceeds from senior notes	—	25,000	395,000
Capital lease obligation	(608)	—	—
Net payments of long-term debt	(4,500)	—	(262,857)
Dividend distribution	—	—	(120,566)
Net advances on lines of credit	25,000	—	—
Proceeds from subsidiary note	8,100
Debt issuance costs	—	(1,100)	(15,992)
Net cash provided by financing activities	27,992	23,900	(4,415)
Net increase in cash and cash equivalents	11,267	13,409	25,855
Cash and cash equivalents:
Beginning	79,044	65,635	39,780
Ending	$90,311	$79,044	$65,635

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$48,673	$44,310	$24,913
Income taxes, net of refunds	$633	$10,299	$3,770

Supplemental Schedule of Noncash Investing and Financing Activities
Extinguishment of note payable to stockholder	$854	$—	$—
Equipment acquired through capital lease	$1,334	$—	$—
Land and building acquired through issuance of note payable	$420	$—	$—
Acquisitions (Note 14):
Purchase price	$36,937	$62,772	$74,917

Fair value of finance receivables acquired	$332	$7,856	$15,572
Fair value of cash acquired	1,595	1,518	22,892
Fair value of restricted cash acquired	1,200	—	—
Fair value of other current assets acquired	2,883	251	1,510
Fair value of other tangible assets acquired, principally property and equipment	1,673	1,316	7,235
Fair value of liabilities assumed	(8,207)	(2,274)	(92,754)
Fair value of other intangible assets acquired, principally non-compete	19,756	10,672	3,344
Cost in excess of net assets acquired	17,705	43,433	117,249
	36,937	62,772	75,048

Less cash acquired	(1,595)	(1,518)	(22,892)
Acquisition date fair value of non-controlling interests	(27,882)	—	—
Acquisition date fair value of Company’s interests	(6,594)	—	—
Fair value of stock repurchase obligation issued for acquired assets	—	(1,266)	—
Fair value of related party Florida seller notes issued for acquired assets	—	(17,223)	—
Fair value of common stock issued for acquired assets	—	(9,100)	(55,192)
	$866	$33,665	$(3,036)

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of Checksmart Financial Holdings Inc. (together with its consolidated subsidiaries, “Checksmart”) to be the holding company of Checksmart Financial Holdings Corp. and to acquire the ownership interests of CCCS Corporate Holdings, Inc. (together with its consolidated subsidiaries, “CCCS”) through a merger. The contribution of equity from Checksmart to CCFI is considered to be a merger of entities under common control and as result does not change the basis in accounting. CCFI acquired CCCS through a merger on April 29, 2011 and the acquisition of CCCS was treated as a business combination. Prior to the date of the acquisition of CCCS, the financial statements included only Checksmart Financial Holdings Inc. together with its consolidated subsidiaries. As of December 31, 2013, the Company owned and operated 516 stores in 15 states and had an internet presence in 24 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including short-term consumer loans, check cashing, prepaid debit cards, secured loans, medium term loans and other services that address the specific needs of our the Company’s customers.

A summary of the Company’s significant accounting policies follows:

Common stock split:   On April 30, 2012, the Company’s board of directors and stockholders approved proposals to amend and restate the Company’s certificate of incorporation to provide that the authorized capital stock will consist of 300,000 shares of common stock at $0.01 par value per share and also to effect a six-for-one stock split of all the outstanding shares of common stock.  Accordingly, all common share amounts for all years presented in these consolidated financial statements and notes thereto have been adjusted as if the stock split had occurred on January 1, 2011, the earliest date presented.

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. The Company determined that Insight Holdings Company, LLC (“Insight Holdings”) is a Variable Interest Entity (“VIE”) of which the Company is the primary beneficiary. Therefore, the Company has consolidated Insight Holdings as of April 1, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:  Certain amounts reported in the 2012 and 2011 consolidated financial statements have been reclassified to conform to classifications presented in the 2013 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity.

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

Business Segment:  FASB Accounting Standards Codification (“ASC”) Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. Prior to April 1, 2012, the Company operated in one segment, Retail financial services. As a result of the Company’s acquisition of Direct Financial Solutions, LLC (“DFS”), a provider of consumer loans through the internet, the Company now operates in two segments: Retail financial services and Internet financial services. The consolidation of Insight Holdings, as described further in Note 14, is included in Retail financial services.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Revenue recognition:  Transactions include loans, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee and fees paid by prepaid cardholders are recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Fees and direct costs incurred for the origination of finance receivables are deferred and amortized over the loan period using the interest method.

Interest and fee income is recognized for all loan products using the interest method.

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

Restricted cash:    Restricted cash includes the carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restricted cash represents the funds collected in advance from Insight and Insight’s retail agents that are held at the card issuing bank for future loads to be received from cardholders at point of sale or through electronic funds transfer.

Short-term investments, certificates of deposit: Short-term investments consist of certificates of deposit with original maturities of more than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

Finance receivables:  Finance receivables consist of three categories of receivables: short term consumer loans, medium-term loans, and secured loans.

Short term consumer loan products typically range in size from $100 to $1,000 and are evidenced by a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer’s personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. Statutes vary from providing fees of 15% to 20% per $.1 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing their check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer’s ability to repay the loans.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,793 of the $189,108 of total receivables at December 31, 2013 and $1,578 of the $144,026 of total receivables at December 31, 2012.

Medium term loans typically range from $100 to $5,000 and are evidenced by a promissory note with a maturity between 3 months and 36 months. These loans vary in their structure to correspond with the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. The Company also purchased loan participations in a third party lender’s loan portfolio which are classified as medium-term finance receivables during 2012. For unsecured loans, the risk of repayment primarily relates to the customer’s ability to repay the loans.

Secured loan products (previously known as title loans) typically range in size from $750 to $5,000, and are evidenced by a promissory note with a maturity between 30 days and 24 months. The customer grants a right in collateral and the loan may be secured with the lien on the collateral. The risk characteristics of secured loans primarily depend on the markets in which the Company operates and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay its loans and the value of the collateral underlying the loan should the borrower default on its payments.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience and delinquency of certain medium-term loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, overall portfolio quality and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

For medium term loans which have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are 60 days past due. For medium term loans which have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are no more than 90 days past due. The Company’s line of credit products are charged-off on the first day past due.

For secured loans that are 30 days in duration, the Company’s policy requires that balances be charged off when accounts are 30 days past due. For secured loans that have terms ranging from 60 days to one year, the Company’s policy dictates that balances be charged off when accounts are 60 days past due. For secured loans that have terms of greater than one year, the Company’s policy requires that balances be charged off when accounts are no more than 90 days past due.

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

Card related pre-funding and receivables: Prior to April 1, 2013, the Company acted as an agent for Insight Holdings marketing prepaid debit cards. Pursuant to the Company’s agreement, the Company was required to pre-fund certain card activity. The Company was also the beneficiary of certain receivables resulting from its card sales that relate to the commissions earned from this entity payable according to negotiated terms. Effective April 1, 2013, the card related prefunding between the Company and Insight Holdings has been eliminated and represents prefunding by Insight Holdings to the banks for card activity.

Property, leasehold improvements and equipment: Leasehold improvements and equipment are carried at cost. Depreciation is provided principally by straight-line methods over the estimated useful lives of the assets or the lease term, whichever is shorter.

The useful lives of leasehold improvements and equipment by class are as follows:

Years
Furniture & fixtures	7
Leasehold improvements	Life of Lease
Equipment	3 - 7
Vehicles	5
Capital leases	5
Buildings	39

Deferred loan origination costs: Direct costs incurred for the origination of loans are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized as income at the time that loans are paid in full.

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

The Company’s other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over 5 years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida (“Florida Acquisition”) are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $6,822, $4,008, and $1,283 respectively

The Company has capitalized certain internal costs and salaries incurred to develop internal-use software during the application development stage. Insight also capitalizes the costs of specific upgrades and enhancements to internal-use software that result in additional functionality.

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

The Company evaluated its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected EBITDA. The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings reflecting a reduction in expected financial performance as a result of changes to Insight Holdings’ product offerings.

On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company has consolidated Insight Holdings as of April 1, 2013 as the Company determined that it is the primary beneficiary of the variable interest entity, as described in Note 14.

There are no equity method investments as of December 31, 2013 after the consolidation of Insight and the absorption of Latin Card.

Deferred debt issuance costs: Deferred debt issuance costs are amortized using the interest method over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of income.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the years ended December 31, 2013, 2012, and 2011 were $15,186, $8,065 and $4,716, respectively. Corporate level advertising and marketing expense for years ended December 31, 2013, 2012, and 2011 were $557, $184, and $499, respectively.

Operating expenses: The direct costs incurred in operating the Company’s operations have been classified as operating expenses. Operating expenses include salaries and benefits of operations employees, internet operations, loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs. District and regional managers’ salaries are included in corporate expenses. Insight Holdings activity is included in corporate expenses.

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

Registration Expenses:               The Company had legal and other transaction expenses of $2,774 related to a planned initial public offering (“IPO”) which were expensed in May 2012 when the Company decided not to pursue the IPO due to market conditions.

Bond Registration Expenses:  Bond registration expenses represent the cost of registering our senior secured notes with the Securities and Exchange Commission and were expensed upon the registration.

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

Although states provide the primary regulatory framework under which the Company offers consumer loans, certain federal laws also impact the business. The Company’s payday cash advance services and consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”) and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

The CFPB began examinations of payday lenders in 2012 and examined us starting in April 2012. We have received our examination report and although we remain in dialogue with the CFPB regarding various aspects of the report and the CFPB’s request for various documents and information, at this time we do not anticipate any material changes to our commercial operations.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at December 31, 2013 and December 31, 2012, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

The fair value of our 10.75% senior secured notes due 2019 (the “2019 notes”) and our 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the notes at the end of that reporting period.

The fair value of related party Florida seller notes payable and subsidiary note payable determined based on applicable market yields of similar debt.

The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

	December 31, 2013
	Carrying
	Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$90,311	$90,311	1
Restricted cash	1,414	1,414	1
Finance receivables	165,330	165,330	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	338,318	1
12.75% Senior secured notes	25,000	21,413	2
Related party Florida seller notes	12,409	12,409	2
Subsidiary note payable	8,100	8,100	2
Stock repurchase obligation	928	928	2

	December 31, 2012
	Carrying
	Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$79,044	$79,044	1
Finance receivables	128,923	128,923	3
Short-term investments, certificates of deposit	1,113	1,113	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	2
Related party Florida seller notes	17,330	17,330	2
Stock repurchase obligation	1,288	1,288	2

Recent Accounting Pronouncements:

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Subtopic 350-30. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

measurements. The amendments in ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which improves the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on the Company’s financial position or results of operations.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2013) through the issuance date of March 28, 2014.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
Short-term consumer loans	$110,826	$102,913
Medium-term loans	46,497	14,855
Secured loans	31,785	26,258
Gross receivables	189,108	144,026
Unearned advance fees, net of deferred loan origination costs	(5,770)	(5,989)
Finance receivables before allowance for loan losses	183,338	138,037
Allowance for loan losses	(18,008)	(9,114)
Finance receivables, net	$165,330	$128,923

Finance receivable, net
Current portion	$157,152	$125,637
Non-current portion	8,178	3,286
Total finance receivable, net	$165,330	$128,923

Changes in the allowance for the loan losses by product type for the year ended December 31, 2013 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2013	Provision	Charge-Offs	Recoveries	12/31/2013	12/31/2013	of receivable
Short-term consumer loans	$4,344	$72,632	$(156,159)	$83,990	$4,807	$110,826	4.34%
Medium-term loans	3,077	24,619	(18,981)	2,309	11,024	46,497	23.71%
Title loans	1,693	9,293	(30,996)	22,187	2,177	31,785	6.85%
	$9,114	$106,544	$(206,136)	$108,486	$18,008	$189,108	9.52%

The provision for loan losses for the year ended December 31, 2013 also includes losses from returned items from check cashing of $7,975.

Changes in the allowance for the loan losses by product type for the year ended December 31, 2012 are as follows:

						Total
						Finance	Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2012	Provision	Charge-Offs	Recoveries	12/31/2012	12/31/2012	of receivable
Short-term consumer loans	$2,504	$53,149	$(127,303)	$75,994	$4,344	$102,913	4.22%
Medium-term loans	2,018	13,319	(15,147)	2,887	3,077	14,855	20.71%
Title loans	1,104	8,996	(21,895)	13,488	1,693	26,258	6.45%
	$5,626	$75,464	$(164,345)	$92,369	$9,114	$144,026	6.33%

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

Changes in the allowance for the loan losses for the year ended December 31, 2011 are as follows:

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

The provision for losses for the year ended December 31, 2011 also includes card losses of $208, losses on tax loans of $432, and losses from returned items from check cashing of $5,085.

Changes in the accrual for third-party lender losses for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Balance, beginning of period	$392	$157	$110
Provision for loan losses	12,571	11,742	2,057
Charge-offs, net	(11,482)	(11,507)	(2,010)
Balance, end of period	$1,481	$392	$157

The Company has subsidiaries that facilitate third party lender loans. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $9,228 and $6,503 at December 31, 2013 and 2012, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

The Company considers the near term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain loans. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (continued)

The aging of receivables at December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
Current finance receivables	$174,651	92.4%	$138,451	96.1%
Past due finance receivables (1 - 30 days)
Medium-term loans	5,065	2.7%	1,597	1.1%
Secured loans	2,534	1.3%	2,268	1.6%
Total past due finance receivables (1 - 30 days)	$7,599	4.0%	$3,865	2.7%
Past due finance receivables (31 - 60 days)
Medium-term loans	5,220	2.9%	996	0.7%
Secured loans	657	0.2%	450	0.3%
Total past due finance receivables (31 - 60 days)	$5,877	3.1%	$1,446	1.0%
Past due finance receivables (61 - 90 days)
Medium-term loans	822	0.4%	167	0.1%
Secured loans	159	0.1%	97	0.1%
Total past due finance receivables (61 - 90 days)	981	0.5%	264	0.2%
Total delinquent	14,457	7.6%	5,575	3.9%
	$189,108	100.0%	$144,026	100.0%

Note 3. Related Party Transactions and Balances

Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries in the greater amount of a) $150 or b) 25% multiplied by 1.5% of the EBITDA for the previous twelve-month period. This agreement was amended on April 27, 2011.Total fees paid pursuant to this agreement for the years ended December 31, 2013, 2012, and 2011 was $1,310, $1,406, and $1,381, respectively. In addition, certain advisory fees were paid in conjunction with acquisition transactions. The Company paid $3,994 in transaction advisory fees to the majority shareholder during the year ended December 31, 2011 of which $1,600 was capitalized in deferred debt issuance costs. This agreement was amended to include the former majority shareholder of CCCS when the merger occurred.

The Company had a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting functions to these parties. The Company’s payroll department provided payroll administration for a related party. The related company is charged actual costs for payroll services. This management agreement was terminated in September 2012. Management fee revenue from related parties for the years ended December 31, 2013, 2012, and 2011 was $-0-, $39, and $46, respectively. The related party management fee revenue is included with corporate expenses on the consolidated statement of operations.

The Company’s senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the years ended December 31, 2013, 2012, and 2011 was $73, $74, and $93, respectively, and are included with corporate expenses on the consolidated statements of income.

In May, 2013, the Company entered into an agreement with a limited liability company owned by a related party. Pursuant to the terms of the agreement, the Company exchanged a 25% interest in an aircraft it owned for a 25% interest in an aircraft owned by the limited liability company. Subsequently, the Company sold the interest it received in the exchange to an unrelated party and recognized a gain on the transactions of $28.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (continued)

Certain branches of the Company are owned by related parties and leased from the related party. The corporate office was owned by a related party before it was sold to a non-related party on July 29, 2012. Rent paid to the related parties was $1,094, $1,567, and $1,801 for the years ended December 31, 2013, 2012, and 2011, respectively, and are included with occupancy expenses on the consolidated statements of income.

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

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2013 and 2012, leasehold improvements and equipment consisted of the following:

	2013	2012

Furniture & fixtures	$25,401	$19,714
Leasehold improvements	41,798	34,243
Equipment	12,559	9,964
Vehicles	1,083	770
Land	628	—
Building	407	—
	81,876	64,691
Less accumulated depreciation	(56,072)	(46,345)
	$25,804	$18,346

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2013 and 2012:

The carrying amounts of goodwill by reportable segment at December 31, 2013 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$352,124	$13,673	$365,797
Accumulated impairment losses	(53,263)	—	(53,263)
	$298,861	$13,673	$312,534

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Goodwill and Other Intangible Assets (continued)

	December 31,	December 31,
	2013	2012
Goodwill	$312,534	$297,122
Other intangible assets, net:
Non-compete agreements	$824	$941
Trade names	4,977	3,400
Customer lists	14,124	4,559
Internally developed software	3,447	1,357
	$23,372	$10,257

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2010	$138,963
Acquisition of CCCS Corporate Holdings, Inc and CCCS Corporate Holdings, LLC	101,628
Acquisition of Illinois stores	17,444
Effect of tax benefits	(2,082)
Balance at December 31, 2011	$255,953
Acquisition of Direct Financial Solutions	13,261
Acquisition of Check Cashing USA stores	30,172
Effect of tax benefits	(2,264)
Balance at December 31, 2012	$297,122
Insight Holdings consolidation and other acquisitions	17,705
Effect of tax benefits	(2,293)
Balance at December 31, 2013	$312,534

The Company conducted its annual test for impairment of goodwill as of December 31, 2013 for both Retail financial and Internet services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported as of December 31, 2013 was approximately $24,916 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the year ended December 31, 2013, 2012, and 2011 was $ 2,293, $ 2,264, and $ 2,082, respectively. The effect of the tax benefits for each subsequent year is expected to be $ 2,293 and will result in future reductions to the carrying amount of goodwill.

The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $53,031. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Goodwill and Other Intangible Assets (continued)

Other intangible assets are summarized as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$3,332	$(2,508)	$824	$2,894	$(1,953)	$941
Trade names	9,609	(4,632)	4,977	7,054	(3,654)	3,400
Customer lists	20,331	(6,207)	14,124	7,079	(2,520)	4,559
Internally developed software	5,628	(2,181)	3,447	1,939	(582)	1,357
Total	$38,900	$(15,528)	$23,372	$18,966	$(8,709)	$10,257

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending December 31,	Amount
2014	$5,929
2015	4,319
2016	2,422
2017	1,932
2018	1,932
Thereafter	6,838
$23,372

Intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $6,822, $4,008 and $1,283, respectively.

Note 6. Pledged Assets and Debt

Senior secured notes payable at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000
	420,000	420,000
Less current maturities	—	—
Long-term portion	$420,000	$420,000

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Pledged Assets and Debt (continued)

investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2013, we were in compliance with these covenants.

Lines of credit at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2015, collateralized by all of Insight Capital, LLC’s assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, due May 2015, collateralized by all Company assets	25,000	—
	25,000	—
Less current maturities	—	—
Long-term portion	$25,000	$—

The 4-year, $40,000 revolving credit facility, at the Company’s option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The 3-month LIBOR rate at December 31, 2013 and 2012 was 0.24% and 0.31%, respectively, and the prime rate was 3.25% at December 31, 2013 and 2012. The weighted average interest rate of our borrowings during 2013 was 6.23%.

Non-guarantor related party Florida seller notes payable at December 31, 2013 consisted of the following:

	December 31,	December 31,
	2013	2012
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,619	$7,500
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	4,790	8,645
$1,500 non-guarantor term note, secured, 0%, quarterly principal and interest payments, paid off November 2013	—	1,185
	12,409	17,330
Less current maturities	500	1,731
Long-term portion	$11,909	$15,599

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $433 and $107 for the years ended December 31, 2013 and 2012.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Pledged Assets and Debt (continued)

The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The indenture governing our non-guarantor secured term related party Florida seller notes due 2016 contains covenants that limit the ability of our non-guarantor subsidiaries to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of our current assets. These covenants will be evaluated quarterly beginning on December 31, 2012. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

On November 1, 2013, the Company entered into an amendment to the Non-guarantor notes resulting from the Florida Acquisition. Pursuant to this amendment, the non-guarantor subsidiary pre-paid $2,500 of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $500, the Non-guarantor settled in full, the $1,500 Non-guarantor term note with the resulting gain being recognized as an equity adjustment. The $8,000 and $9,000 Non-guarantor notes were further amended to provide the Non-guarantor subsidiary the option to prepay the notes at a 20% discount through September 30, 2014, or at a 15% discount from October 1, 2014 through September 30, 2015.

On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary raised funding to finance the loan acquisitions.

The subsidiary note payable at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
$8,100 term note, secured, interest rate as defined below, collateralized by acquired loans, due December 2014	$8,100	$—
Short-term portion	$8,100	$—

The 1-year, $8,100 term note, bears interest monthly at the lesser of (a) the maximum rate or (b) if prior to the adjustment date of June 20, 2014, 20%, and after the adjustment date, 17%, provided no default has occurred.

The mortgage note payable at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
$420 term note, 5% interest rate, due 2018	$420	$—

The five year maturity for all debt arrangements as of December 31, 2013 consisted of the following:

	Total	2014	2015	2016	2017	2018	Thereafter
Senior secured notes
Principal	$420,000	$—	$—	$—	$—	$—	$420,000
Total senior secured notes	420,000	—	—	—	—	—	420,000
Related party notes payable
Principal	12,791	412	2,937	9,442	—	—	—
Total related party notes payable	12,791	412	2,937	9,442	—	—	—
Borrowings under revolving credit facility
Principal	25,000	—	25,000	—	—	—	—
Total borrowings under revolving credit facility	25,000	—	25,000	—	—	—	—
Subsidiary note payable
Principal	8,100	8,100	—	—	—	—	—
Total subsidiary note payable	8,100	8,100	—	—	—	—	—
Mortgage note payable
Principal	420	—	—	—	—	420	—
Total mortgage note payable	420	—	—	—	—	420	—
Total	$466,311	$8,512	$27,937	$9,442	$—	$420	$420,000

Note 7. Agency Agreements

The Company entered into an initial agency agreement, effective June 14, 2007, with Western Union whereby the Company facilitates wire transfers and money orders via Western Union’s network. The initial term of this agreement was a period of five years. Under this initial agreement, the Company receives a commission for each transfer conducted. During the years ended December 31, 2013, 2012 and 2011, the total amount of commissions earned related to the agreement totaled $-0-, $-0- and $3,823, respectively, and are included as “Other Income” on the consolidated statement of income.

                Also under this agreement, the Company received approximately $3,500 in upfront bonuses at the inception of the agreement related to expected future business volumes. During the years ended December 31, 2013, 2012 and 2011, the total amount of revenue recognized related to bonuses under the Western Union Agreement was $-0-, $-0- and $1,398, respectively, and are included as “Other Income” on the consolidated statement of income.

                A new agency agreement with Western Union, for a period of five years, was signed effective January 1, 2012 which superseded the existing agreement. The Company received a $13,200 bonus offset by the remaining unamortized deferred revenue on the prior contract as of December 31, 2011. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement.

Commission revenue associated with the new contract was $5,115 and $4,617, respectively, for the years ended December 31, 2013 and 2012 and included as “Other Income” on the consolidated statement of income. Revenue related to the new signing bonus was $2,640 for both years ended December 31, 2013 and 2012, and included as “Other

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Agency Agreements (continued)

Income” on the consolidated statement of income. The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $172 and $16 for the years ended December 31, 2013 and 2012, respectively, and included as “Other Income” on the consolidated statement of income. The remaining deferred revenue for the contract as of December 31, 2013 and 2012 was $7,920 and $10,560, respectively, and are included as “Deferred revenue” on the consolidated balance sheet. Total deferred revenue for all contracts as of December 31, 2013 and 2012 was $8,085 and $10,640, respectively, and are included as “Deferred revenue” on the consolidated balance sheet. The remaining deferred revenue on the new store bonus as of December 31, 2013 was $92 and is included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. During the years ended December 31, 2013, 2012, and 2011, the total amount of fees earned related to the agreement totaled $1,596, $14,261 and $19,427, respectively, and are included as “Other Income” on the statement of income. Effective April 1, 2013, the Company consolidated Insight Holdings and the amount of fees earned subsequent to this date have been eliminated in the consolidation. At December 31, 2012 the Company had $8,050, in card related pre-funding and receivables on its balance sheet associated with this agreement. As of December 31, 2013, Insight had $806 of card related prefunding to the banks.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
Accounts payable	$5,665	$2,461
Accrued payroll	4,628	3,513
Compensated absences	1,419	1,310
Wire transfers payable	3,673	4,816
Accrual for third-party losses	1,481	392
Deferred rent	961	848
Bill payment	838	1,147
Other	6,490	4,115
	$25,155	$18,602

Note 9. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2013, is due as follows:

December 31,	Capital Leases	Operating Leases
2014	$759	$22,591
2015	220	17,355
2016	60	13,537
2017	—	8,859
2018	—	4,191
Thereafter	—	4,569
Total minimum lease payments	1,039	$71,102
Less amount representing interest (ranging from 2.245% to 14.34%)	(101)
Present value of net minimum lease payments	938
Less current portion	(681)
Long term portion	$257

Rental expense totaled $28,811, $25,585 and $22,281 for the years ended December 31, 2013, 2012 and 2011, respectively.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2013, 2012 and 2011, the bonus expense related to these agreements totaled $2,313, $1,575 and $1,521, respectively. The Company also paid bonuses to certain employees totaling $4,400 during the year ended December 31, 2011 related to the California acquisition.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Concentrations of Credit Risks (continued)

The following table summarizes the allocation of the portfolio balance by state at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$17,084	9.0%	$14,024	9.7%
Arizona	15,957	8.4	13,391	9.3
California	50,877	26.9	27,291	19.0
Florida	8,554	4.5	7,557	5.2
Ohio	43,330	22.9	43,560	30.2
Virginia	14,491	7.7	10,494	7.3
Other retail segment states	27,269	14.5	24,841	17.3
Other internet segment states	11,546	6.1	2,868	2.0
Total	$189,108	100.0%	$144,026	100.0%

The other retail segment states are: Indiana, Illinois, Kansas, Kentucky, Michigan, Missouri, Oregon, Tennessee, and Utah.

The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

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

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,488, $1,305 and $1,064 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes the fair value of the assets and liabilities at the date of consolidation.

Acquisition-date fair value of non-controlling interests	$27,882
Acquisition-date fair value of Company’s interests	6,594
$34,476
Acquisition-related costs	$—
Recognized amounts of identifiable assets required and liabilities assumed
Cash and cash equivalents	$1,595
Restricted cash	1,200
Other current assets	2,875
Leasehold improvements and equipment, net	858
Identifiable intangible assets	18,667
Capital lease obligation	(212)
Other liabilities	(6,920)
Total identifiable net assets	18,063
Goodwill	16,413
$34,476

At April 1, 2013, the Company’s carrying value of its investment in Insight Holdings was $6,317. The difference between the Company’s acquisition-date fair value of $6,594 and carrying value of $6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statement of operations.

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

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over three to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2013.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2013, there were a total of 896,690 additional shares available for grant under the Plan.

The fair value of option award are estimated on the date of grant using a lattice-based option valuation model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the stock of comparable public companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

On February 14, 2012, the Company authorized an increase to the maximum number of awards available under the 2011 Management Equity Incentive Plan to 2,941,746. The Company also issued 334,020 options with a per share exercise price of $19.95 and 35,130 restricted stock units. The options vest ratably over a three year period or become fully vested in the event of a change in control as defined in the award agreement. The restricted stock units vest after three years. These options were re-priced on August 13,

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation (continued)

2012 at a per share exercise price of $10.00.   On May 15, 2013, the Company issued 419,500 options with a per share exercise price of $8.40. The options vest ratably over a three year period or become fully vested in the event of a change in control as defined in the award agreement. The Company also re-priced certain previously issued options and stock appreciation rights on May 15, 2013 at a per share exercise price of $8.40, which resulted in incremental compensation expense of $73 attributable to fully vested awards.

On October 1, 2013, the Company granted 25,452 Restricted Stock Units with a per share exercise price of $8.25, and these Restricted Stock Units vested immediately.

The following weighted average assumptions were used by the Company for awards granted during the year ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Risk-free interest rate	0.85% - 0.95%	0.63% - 0.85%	0.17%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	35.00% - 50.00%	50.00% - 55.00%	35.00%
Expected term (years)	3.80 - 5.00	5.00	0.75
Weighted average fair value of options granted	$3.66	$4.34	$7.72
Weighted average fair value of restricted stock units granted	$—	$13.51	$—
Weighted average fair value of stock appreciation rights granted	$3.66	$—	$7.41

For the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation costs in the amount of $1,670, $623, and $105, respectively. As of December 31, 2013, 2012, and 2011, unrecognized stock-based compensation costs to be recognized over future periods approximated $4,029, $3,864, and $3,095, respectively. At December 31, 2013, the remaining unrecognized compensation expense is $1,708 for certain awards that vest solely upon a change in control and $2,321 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company’s control. The remaining compensation expense of $4,029 is expected to be recognized over a weighted-average period of 1.8 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $-0- for the years ended December 31, 2013, 2012, and 2011.

Stock option activity for the year ended December 31, 2013 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2012	1,280,160	$7.88	7.0	N/A
Granted	884,914	8.40	7.9	N/A
Exercised	—	—	—	N/A
Forfeited or expired	473,543	—	—	N/A
Outstanding at December 31, 2013	1,691,531	$7.59	6.8	N/A
Exercisable at December 31, 2013	487,100	$7.17	5.1	$927
Vested or expected to vest at December 31, 2013	1,121,260	$7.87	7.3	$1,072

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation (continued)

Restricted stock unit (RSU) activity for the year ended December 31, 2013 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2012	35,130	$13.51	2.1	N/A
Granted	25,452	8.25	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at December 31, 2013	60,582	$11.30	0.7	N/A
Exercisable at December 31, 2013	11,710	$9.91	1.1	$338
Vested or expected to vest at December 31, 2013	60,582	$11.30	0.7	$551

Stock appreciation rights activity for the year ended December 31, 2013 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2012	292,944	$—	4.5	N/A
Granted	163,944	—	2.3	N/A
Exercised	—	—	—	N/A
Forfeited or expired	163,944	—	0	N/A
Outstanding at December 31, 2013	292,944	$—	3.5	N/A
Exercisable at December 31, 2013	201,108	$—	3.2	$296
Vested or expected to vest at December 31, 2013	201,108	$—	3.2	$296

As of December 31, 2013, there are 1,204,430 un-vested stock options with a Weighted-Average Fair Value at Grant Date of $3.16, 23,420 un-vested restricted stock units with a Weighted-Average Fair Value at Grant Date of $13.51 and 91,836 un-vested stock appreciation rights with a Weighted-Average Fair Value at Grant Date of $5.09.

Other information related to stock option activity for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Total fair value of options vested	$4,249	$3,190	$5,324

Other information related to stock appreciation rights activity for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Total fair value of stock appreciation rights vested	$1,831	$1,689	$2,819

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Stock-Based Compensation (continued)

Other information related to restricted stock units activity for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Total fair value of restricted stock units vested	$631	$—	$—

Note 16. Income Taxes

Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2013, 2012 and 2011 exceeds the statutory rate primarily due to certain acquisition costs that are deductible for financial statement reporting purposes but not deductible for tax purposes. The Company had no liability recorded for unrecognized tax benefits at December 31, 2013 and 2012.

On August 1, 2011, the Company was advised that the Internal Revenue Service had completed the examination of the Company’s federal income tax returns for 2008. The income tax assessment was not material to the Company’s consolidated financial statements.

Net deferred tax assets and liabilities consist of the following as of December 31, 2013:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$7,698	$—	$—	$—
Goodwill	—	1,376	—	20,691
Accrued expenses	414	—	—	—
Depreciable assets	—	5,618	—	—
Intangible asset	—	3,099	—	643
Stock based compensation	—	1,999	—	—
Deferred revenue	1,081	2,177	—	—
Deferred rent	—	387	—	—
Bond Registration Expenses	—	278	—	—
Other	—	38	36	308
	$9,193	$14,972	$36	$21,642

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Income Taxes (continued)

Net deferred tax assets and liabilities consist of the following as of December 31, 2012:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$4,149	$—	$—	$—
Goodwill	—	1,502	—	12,468
Accrued expenses	400	—	—	—
Depreciable assets	—	4,332	—	—
Intangible asset	—	1,927	—	1,113
Stock based compensation	—	1,316	—	—
Deferred revenue	1,065	3,192	—	—
Deferred rent	—	339	—	—
Bond Registration Expenses	—	328	—	—
Transaction Costs	—	459	—	—
Other	—	—	97	—
	$5,614	$13,395	$97	$13,581

The net deferred tax assets and (liabilities) are classified in the consolidated balance sheet as follows:

	2013	2012
Current deferred tax asset	$9,193	$5,614
Current deferred tax liability	(36)	(97)
	$9,157	$5,517
Noncurrent deferred tax asset	$14,972	$13,395
Noncurrent deferred tax liability	(21,642)	(13,581)
	$(6,670)	$(186)

The provision for income taxes charged to operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current tax expense	$(721)	$7,108	$8,821
Deferred tax expense	2,845	(2,865)	2,650
Benefit applied to reduce goodwill	2,293	2,265	2,082
	$4,417	$6,508	$13,553

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

Company’s income tax return. This deduction will occur over the next 15 years from the acquisition date. The benefit for that tax deduction is recognized consistent with the initial recognition of an acquired tax benefit, which requires this amount to be applied as a reduction of goodwill. For reporting purposes, the amount of the tax deduction and the tax benefit attributable to the tax deduction is referred to as “the benefit applied to reduce goodwill” and will be recorded as additional income tax expense in these financial statements and will reduce the carrying amount of goodwill. The total amount of tax amortization of goodwill for the original purchase in 2006 amounted to approximately $14,600 in 2013, 2012 and 2011, respectively.

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% to pretax income before extraordinary item for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal tax expense at statutory rate	$3,903	$6,890	$10,642
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	18	535	721
Work Opportunity Tax Credit	(965)	—	—
Non-Controlling Interest	619	—	—
Nondeductible expenses and other items	842	(917)	2,190
	$4,417	$6,508	$13,553

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

The following tables present summarized financial information for the Company’s segments:

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$605,276		$48,492		$653,768
Goodwill	298,861		13,673		312,534
Other Intangible Assets	20,086		3,286		23,372
Total Revenues	$385,926	100.0%	$53,231	100.0%	$439,157	100.0%
Provision for Loan Losses	93,707	24.3%	33,383	62.7%	127,090	28.9%
Other Operating Expenses	150,567	39.0%	19,495	36.6%	170,062	38.7%
Operating Gross Profit	141,652	36.7%	353	0.7%	142,005	32.4%
Interest Expense, net	48,778	12.6%	3,198	6.0%	51,976	11.8%
Depreciation and Amortization	7,112	1.8%	2,047	3.8%	9,159	2.1%

Intersegment revenues of $456 for the year ending December 31, 2013, have been eliminated.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Business Segment (continued)

		As of and for the year ended December 31, 2012
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$549,481		$26,849		$576,330
Goodwill	283,861		13,261		297,122
Other Intangible Assets	6,159		4,098		10,257
Total Revenues	$347,881	100.0%	$25,119	100.0%	$373,000	100.0%
Provision for Loan Losses	75,467	21.7%	18,014	71.7%	93,481	25.1%
Other Operating Expenses	136,399	39.2%	8,431	33.6%	144,830	38.8%
Operating Gross Profit (loss)	136,015	39.1%	(1,326)	-5.3%	134,689	36.1%
Interest Expense, net	47,480	13.6%	—	0.0%	47,480	12.7%
Depreciation and Amortization	4,477	1.3%	1,800	7.2%	6,277	1.7%

There were no intersegment revenues for the year ending December 31, 2012.

The Internet financial services segment was entered into as a result of our DFS acquisition on April 1, 2012 and therefore information for the year ended December 31 2011 is not provided.

Note 18. Transactions with Variable Interest Entities

The Company had a debt-buying arrangement with a lender whereby it purchases defaulted accounts. The Company accrues for this obligation through management’s estimation of anticipated purchases based on expected losses in the lender’s portfolio. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for these obligations totaled $-0- and $231 as of December 31, 2013 and December 31, 2012, respectively. The Company has determined that the vendor is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2012 or 2011.

The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000.  Prior to April 1, 2013, the Company determined that Insight Holdings was a VIE but that the Company was not the primary beneficiary, and therefore, had not consolidated Insight Holdings. The investment in Insight was accounted for under the equity method. Effective with the extension of the line of credit on April 1, 2013, the Company has consolidated Insight Holdings as discussed in Note 14. During 2013, the Company’s membership interest increased to 22.7% as a result of Insight Holdings redeeming the membership interests of another member.

The Company entered into a limited agency agreement with unaffiliated third-party lenders. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for these obligations totaled $1,387 and $161 as of December 31, 2013 and December 31, 2012, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

Note 19. Optional Card Feature

An optional feature available to some customers who signed up for a prepaid debit card through the Company, as agent for Insight Card Services, was the ability to have a third-party lender unrelated to the Company direct loan proceeds on to the customer’s card. The Company purchased a participation in these loans which was recorded in the finance receivables. The optional card feature was terminated in the second quarter of 2012.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 20. Equity Method Investments

Prior to April 1, 2013, the Company accounted for the investment in Insight Holdings, a 22.7% owned affiliate as of December 31, 2013, by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

Under the equity method of accounting, the Company’s share of the loss of Insight Holdings for the three months ended March 31, 2013 was $15. Amortization expense recognized on implied intangible assets associated with the investment in Insight Holdings for the three months ended March 31, 2013 was $157. As discussed in Note 14, the Company consolidated Insight Holdings effective April 1, 2013 and the equity method of accounting for the investment has been discontinued.

During the year ended December 31, 2012, the members of Insight Holdings made a $2,000 capital contribution of which the Company contributed $450 based on ownership percentage.

In December of 2012, the Company recorded $4,097 impairment to the equity investment in Insight Holdings.

The Company’s share of the loss of Insight Holdings for the year ended December 31, 2012 and 2011 were $312 and $159, respectively.  At December 31, 2012, the carrying value of the Company’s investment in Insight Holdings was $6,488 which is comprised of $1,016 of implied goodwill, net of the impairment, $5,258 of net implied intangible assets and $214 of equity in the net assets of Insight Holdings. At December 31, 2011, the carrying value of the Company’s investment in Insight Holdings was $11,153 which was comprised of $5,113 of implied goodwill, $5,964 of net implied intangible assets and $76 of equity in the net assets of Insight Holdings.

As of December 31, 2013, the Company’s investment in Latin Card Strategies, LLC (“Latin Card”) has been fully absorbed by the Company’s share of losses of Latin Card and the equity method of accounting for the investment has been discontinued as of March 31, 2013.

The Company’s share of the loss of Latin Card for the years ended December 31, 2013, 2012 and 2011were $3, $13 and $256, respectively. The carrying value of the Company’s investment in Latin Card as of December 31, 2012 and 2011 was $3 and $18, respectively.

Note 21. Supplemental Guarantor Information

The 2019 notes and the 2020 (see Note 6) notes contain various covenants that, subject to certain exceptions defined in the indentures governing the notes (the “Indentures”), limit the Company’s ability to, among other things, engage in certain transactions with affiliates, pay dividends or distributions, redeem or repurchase capital stock, incur or assume liens or additional debt, and consolidate or merge with or into another entity or sell substantially all of its assets. The Company has optional redemption features on the 2019 notes and the 2020 notes prior to their maturity which, depending on the date of the redemption, would require premiums to be paid in addition to all principal and interest due.

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $ 11.6 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not “Guarantor Subsidiaries” (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI’s ability to pay dividends on, or repurchase, its common stock.

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 21. Supplemental Guarantor Information (continued)

As discussed in Note 14, the Company has consolidated Insight Holdings as of April 1, 2013. Insight Holdings is not a subsidiary of the Company, is not a guarantor under the 2019 notes or 2020 notes and is not otherwise an obligor under the Company’s debt instruments.

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

Note 22. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. In addition, Insight Holdings Company, LLC, which is not a subsidiary of the Company but which the Company is consolidating as of April 1, 2013, does not guarantee and is not otherwise an obligor under the Notes. The Company’s entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Buckeye Check Cashing of Florida II, LLC and CCFI Funding are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and CCFI Funding was established on December 20, 2013. As of December 31, 2013 and December 31, 2012, such unrestricted subsidiaries had total assets of $54,665 and $48,242 and total liabilities of $39,717 and $22,320, respectively, and for the years ended December 31, 2013 and 2012 had total revenues of $23,670 and $1,233, total operating expenses of $19,998 and $4,931, and netloss of ($1,536) and ($6,474), respectively. As described above, Insight Holdings is included in the tables below as a “Non-Guarantor Subsidiary” because the Company has consolidated the entity as of April 1, 2013. As of December 31, 2013, the consolidated entity had total assets of $37,718, total liabilities of $4,777, total revenues of $17,901, total operating expenses of $236, and a net loss of ($419). The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$84,432	$5,879	$—	$90,311
Restricted cash	—	755	659	—	1,414
Finance receivables, net	—	142,258	14,894	—	157,152
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	1,691	792	(1,677)	806
Other current assets	—	23,533	1,576	(15,593)	9,516
Deferred tax asset, net	—	9,157	—	—	9,157
Total current assets	—	262,940	23,800	(17,270)	269,470
Noncurrent Assets
Investment in Subsidiaries	344,114	15,590	—	(359,704)	—
Finance receivables, net	—	8,178	—	—	8,178
Property, leasehold improvements, and equipment, net	—	22,347	3,457	—	25,804
Goodwill	—	265,949	46,585	—	312,534
Other intangible assets	—	4,901	18,471	—	23,372
Security deposits	—	2,987	99	—	3,086
Equity method investments	—	6,835	—	(6,835)	—
Deferred debt issuance costs	11,207	36	81	—	11,324
Total assets	$355,321	$589,763	$92,493	$(383,809)	$653,768
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligation	$—	$600	$81	$—	$681
Current portion of related party Florida seller notes	—	—	500	—	500
Subsidiary note payable	—	—	8,100	—	8,100
CCFI funding notes	—	—	2,720	(2,720)	—
Deferred revenue	—	2,682	—	—	2,682
Accrued interest	8,143	—	67	(59)	8,151
Money orders payable	—	14,481	1,014	—	15,495
Accounts payable and accrued liabilities	—	8,495	18,640	(1,980)	25,155
Total current liabilities	8,143	26,258	31,122	(4,759)	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075	—	—	1,075
Lines of credit	25,000	—	—	—	25,000
Capital lease obligation	—	245	12	—	257
Stock repurchase obligation	—	(114)	1,042	—	928
Related party Florida seller notes	—	—	11,909	—	11,909
Mortgage note	—	—	420	—	420
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	5,403	—	—	5,403
Deferred tax liability, net	—	6,670	—	—	6,670
Total liabilities	453,143	39,537	44,505	(4,759)	532,426
Stockholders’ Equity	(97,822)	550,226	47,988	(379,050)	121,342
Total liabilities and stockholders’ equity	$355,321	$589,763	$92,493	$(383,809)	$653,768

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,093	$7,951	$—	$79,044
Finance receivables, net	—	120,587	5,050	—	125,637
Short-term investments, certificates of deposit	—	1,113	—	—	1,113
Card related pre-funding and receivables	—	8,050	—	—	8,050
Other current assets	—	6,065	181	—	6,246
Deferred tax asset, net	—	5,517	—	—	5,517
Total current assets	—	212,425	13,182	—	225,607
Noncurrent Assets
Investment in Subsidiaries	366,168	25,922	—	(392,090)	—
Finance receivables, net	—	3,286	—	—	3,286
Leasehold improvements and equipment, net	—	16,876	1,470	—	18,346
Goodwill	—	266,950	30,172	—	297,122
Other intangible assets	—	6,557	3,700	—	10,257
Security deposits	—	1,663	65	—	1,728
Equity method investments	—	6,491	—	—	6,491
Deferred debt issuance costs	13,465	28	—	—	13,493
Total assets	$379,633	$540,198	$48,589	$(392,090)	$576,330
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of related party Florida seller notes	$—	—	$1,731	$—	$1,731
Deferred revenue	—	2,661	—	—	2,661
Accrued interest	7,602	—	433	—	8,035
Money orders payable	—	14,941	1,095	—	16,036
Accounts payable and accrued liabilities	—	16,419	2,183	—	18,602
Total current liabilities	7,602	34,021	5,442	—	47,065
Noncurrent Liabilities
Senior secured notes	420,000	—	—	—	420,000
Related party Florida seller notes	—	—	15,599	—	15,599
Deferred Revenue	—	7,979	—	—	7,979
Stock repurchase obligation	—	—	1,288	—	1,288
Deferred tax liability, net	—	186	—	—	186
Total liabilities	427,602	42,186	22,329	—	492,117
Stockholders’ Equity	(47,969)	498,012	26,260	(392,090)	84,213
Total liabilities and stockholders’ equity	$379,633	$540,198	$48,589	$(392,090)	$576,330

See Notes to Consolidated Financial Statements.

 Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$297,994	$11,473	$—	$309,467
Check cashing fees	—	74,831	8,991	—	83,822
Card fees	—	5,916	17,745	(4,014)	19,647
Other	—	23,209	3,468	(456)	26,221
Total revenues	—	401,950	41,677	(4,470)	439,157

Operating expenses:
Salaries and benefits	—	66,434	6,493	—	72,927
Provision for loan losses	—	120,987	6,103	—	127,090
Occupancy	—	24,408	3,173	—	27,581
Advertising and marketing	—	14,571	952	(337)	15,186
Depreciation and amortization	—	6,987	502	—	7,489
Other	—	43,424	3,455	—	46,879
Total operating expenses	—	276,811	20,678	(337)	297,152
Operating gross profit	—	125,139	20,999	(4,133)	142,005

Corporate expenses	—	56,016	18,098	(4,133)	69,981
Depreciation and amortization	—	4,625	4,534	—	9,159
Interest expense, net	49,822	94	2,119	(59)	51,976
Interest expense allocation	(49,822)	49,822	—	—	—
Gain on equity method investments	—	(261)	—	—	(261)
Total coporate and other expenses	—	110,296	24,751	(4,192)	130,855
Income (loss) before income taxes	—	14,843	(3,752)	59	11,150

Provision (benefit) for income taxes	—	5,903	(1,486)	—	4,417
Net income (loss)	—	8,940	(2,266)	59	6,733
Net loss attributable to non-controlling interests	—	—	(1,444)	—	(1,444)
Net income	$—	$8,940	$(822)	$59	$8,177

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Finance receivable fees	$—	$257,863	$17	$257,880
Check cashing fees	—	78,937	—	78,937
Card fees	—	12,813	174	12,987
Other	—	22,136	1,060	23,196
Total revenues	—	371,749	1,251	373,000

Operating expenses:
Salaries and benefits	—	61,111	2,292	63,403
Provision for loan losses	—	93,467	14	93,481
Occupancy	—	23,506	1,232	24,738
Advertising and marketing	—	7,874	191	8,065
Depreciation and amortization	—	6,207	61	6,268
Other	—	41,114	1,242	42,356
Total operating expenses	—	233,279	5,032	238,311
Operating gross profit	—	138,470	(3,781)	134,689

Corporate expenses	—	51,239	762	52,001
Registration expenses	2,774	—	—	2,774
Bond registration expenses	851	—	—	851
Transaction expenses	—	1,227	12	1,239
Depreciation and amortization	—	5,091	1,186	6,277
Interest expense, net	46,592	72	816	47,480
Interest expense allocation	(44,417)	44,417	—	—
Loss on equity method investments	—	325	—	325
Impairment of equity method investments	—	4,097	—	4,097
Nonoperating income, related party management fees	—	(39)	—	(39)
Total coporate and other expenses	5,800	106,429	2,776	115,005
Income (loss) before income taxes	(5,800)	32,041	(6,557)	19,684

Provision (benefit) for income taxes	(1,918)	10,594	(2,168)	6,508
Net income	$(3,882)	$21,447	$(4,389)	$13,176

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$2,792	$150,705	$7,744	$161,241
Cash flows from investing activities
Net receivables originated	—	(147,217)	(15,948)	(163,165)
Net acquired assets, net of cash	—	(2,453)	1,587	(866)
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(156)	(156)
Sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(13,578)	(360)	(13,938)
Net cash used in investing activities	$—	$(163,089)	$(14,877)	$(177,966)
Cash flows from financing activities
Capital lease payments	—	845	(1,453)	(608)
Net payments of long-term debt	—	(2,721)	(1,779)	(4,500)
Net advances on lines of credit	25,000	—	—	25,000
Net advances on susidiary note	—	—	8,100	8,100
Intercompany activities	(27,792)	27,792	—	—
Net cash provided by (used in) financing activities	$(2,792)	$25,916	$4,868	$27,992
Net increase (decrease) in cash and cash equivalents	—	13,532	(2,265)	11,267
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044
Ending	$—	$84,625	$5,686	$90,311

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$20,579	$102,279	$530	$123,388
Cash flows from investing activities
Net receivables originated	—	(93,149)	(866)	(94,015)
Net acquired assets, net of cash	—	(20,802)	(12,863)	(33,665)
Equity investment capital contribution	—	(450)	—	(450)
Purchase of leasehold improvements and equipment	—	(5,350)	(399)	(5,749)
Net cash used in investing activities	—	(119,751)	(14,128)	(133,879)
Cash flows from financing activities
Proceeds from senior notes	25,000	—	—	25,000
Intercompany activities	(44,501)	22,952	21,549	—
Debt issuance costs	(1,078)	(22)	—	(1,100)
Net cash used in financing activities	(20,579)	22,930	21,549	23,900
Net increase in cash and cash equivalents	—	5,458	7,951	13,409
Cash and cash equivalents:
Beginning	—	65,635	—	65,635
Ending	$—	$71,093	$7,951	$79,044

See Notes to Consolidated Financial Statements.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2013 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control –– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2013.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, McGladrey LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

TEM 9B.                    OTHER INFORMATION

None

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2013.

Name	Age	Office and Position
William E. Saunders, Jr.	40	Chief Executive Officer and Director
Kyle Hanson	38	President
Chad Streff	54	Chief Technology Officer, Chief Compliance Officer and Senior Vice President
Michael Durbin	45	Senior Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	54	Senior Vice President, Secretary and General Counsel
H. Eugene Lockhart	64	Chairman of the Board of Directors
Andrew Rush	56	Director
Lee A. Wright	42	Director
Michael Langer	37	Director
Felix Lo	35	Director
Eugene Schutt	60	Director
Jennifer Adams Baldock	54	Director
Mark Witkowski	28	Director

William E. Saunders, Jr. became our Chief Executive Officer in and has served as a Director since June 2008. Mr. Saunders served as our Chief Financial Officer from March 2006 to June 2008. Prior to joining the Company, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm. Mr. Saunders currently serves as an advisory board member of Insight. Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of directors.

Kyle Hanson became our President in May 2008. Mr. Hanson served as our Director of Store Operations from August 2005 to February 2008 and then as our Vice President of Store Operations from February 2008 to May 2008. From December 1997 through July 2005, Mr. Hanson worked for us in various operational capacities for the Company, including as a store manager and a district and regional manager. Mr. Hanson is a member of the advisory board of Insight. Mr. Hanson is also a member of the Financial Service Centers of America (FiSCA) Board of Directors and Vice-Chair of the Board of Directors of Volunteers of America of Greater Ohio. Mr. Hanson holds a B.S. in Communications from Ohio University.

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

Michael Durbin became our Chief Financial Officer and Treasurer and a Senior Vice President effective December 31, 2010. From June 2008 to December 2010, Mr. Durbin was a Managing Director at Servius Capital LP, an investment banking firm based in Atlanta, Georgia, and during that time Mr. Durbin served as our Interim Chief Financial Officer of the Company. From July 1995 to June 2008, Mr. Durbin was a Senior Vice President at National City Bank, located in Cleveland, Ohio, where his principal business was corporate banking with a specialization in retail and financial services. Mr. Durbin is also on the Board of Directors of the Salvation Army of Central Ohio. Mr. Durbin holds a B.S.B.A. summa cum laude from Ohio University and an M.B.A. from Fisher College of Business at The Ohio State University.

Bridgette Roman became our Senior Vice President and Secretary in January 2011. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is on the Executive Board of Pilot Dogs Inc., and previously served on the Board of Directors of Children’s Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

H. Eugene Lockhart became a director in May 2006. Beginning in 2005, Mr. Lockhart served as Chairman of Diamond Castle’s Financial Institutions Investment practice until April 2011. Before joining Diamond Castle in 2005 as Chairman of its Financial Institutions Investment practice, Mr. Lockhart became Venture Partner for Oak Investment Partners, a venture capital firm. Mr. Lockhart has worked in a senior executive role at several organizations, including from 1993 to 1997 as President and Chief Executive Officer of MasterCard International, as Chief Executive Officer of Midland Bank plc (from 1986 to 1993), as President of the Global Retail Bank of Bank of America (from 1997 to 1999) and as President of Consumer Services at AT&T. Mr. Lockhart is the former Chairman of NetSpend Corporation and Argus Information and Advisory Services LLC. He is also a director of Vesta Corporation, and RadioShack Corp. Mr. Lockhart is a former Director of RJR Nabisco Holdings, First Republic Bank, LendingTree, Inc., Asset Acceptance Corp., and IMS Health Inc. Mr. Lockhart holds a B.S. from the University of Virginia and an M.B.A. from The Darden School at the University of Virginia.

Andrew Rush became a director in May 2006. Mr. Rush has many years of experience as a private equity investor. Mr. Rush is a co-founder and Senior Managing Director at Diamond Castle, a position he has held since 2004. Before serving as a Senior Managing Director at Diamond Castle, Mr. Rush was a Managing Director for DLJ Merchant Banking Partners, which he joined in 1989. Mr. Rush is a Director of Bonten Media Group, NES Rentals Holdings, Inc., KDC Solar LLC, and Suture Express, Inc., and a former Director of Alterra Capital Holdings, Ltd., AXIS Capital Holdings Limited, Nextel Partners, Inc., neuf telecom S.A. and several other companies. Mr. Rush holds a B.A., magna cum laude, from Wesleyan University, a J.D., cum laude, from the University of Pennsylvania and an M.B.A. with distinction from The Wharton School of the University of Pennsylvania.

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

Michael Langer became a director in May 2006. Mr. Langer is also a Principal at Diamond Castle, which he joined in 2005. Prior to joining Diamond Castle, Mr. Langer worked at DLJ Merchant Banking Partners and, prior to that, was an Associate at Leonard Green & Partners and an Analyst in the Investment Banking division at Deutsche Bank from 1998 to 2000. Since 2007, Mr. Langer is also a Director of Suture Express, Inc., and a former Director of Managed Health Care Associates, Inc.  Mr. Langer holds a B.S., magna cum laude from Boston College, where he graduated Beta Gamma Sigma, and an M.B.A. with Honors from The Wharton School of the University of Pennsylvania.

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

Eugene R. Schutt became a director in February 2012. Since 2009, Mr. Schutt has served the University of Virginia as President of the College Foundation and as Associate Dean of Development in the College and Graduate School of Arts & Sciences. Prior to joining the University of Virginia, Mr. Schutt had more than 30 years of business experience in financial services, most recently as Chairman, President and Chief Executive Officer of Citicorp Trust Bank, a Citigroup company. From 1992 until 1999, he was president of Avco Financial Services Inc., a branch-based multi-national consumer finance enterprise and from 1984 until 1991, he was president of Pratt Industries Inc. He began his career with the Philadelphia National Bank and spent nearly a decade managing two Asia/Pacific subsidiaries. Mr. Schutt is a 20-year member of the World Presidents’ Organization and has served on the boards of the American Financial Services Association and the Financial Services Roundtable’s Housing Policy Council. He holds a B.A. in Economics from the University of Virginia.

Jennifer Adams Baldock has served as a Director since April of 2013.  Since 2004, Ms. Baldock has served as a Director of Asset Acceptance Corp.  In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions. While at World Color Press, Ms. Adams oversaw the legal, human resources, environmental, information technology and investor relations functions, numerous acquisitions and debt transactions and the company’s initial public offering.

Mark Witkowski has served as a Director since January of 2013. Mr. Witkowski is also an Associate at Diamond Castle, which he joined in 2009. Prior to joining Diamond Castle, Mr. Witkowski worked as a merger and acquisition analyst at J.P. Morgan. Mr. Witkowski holds a B.S., cum laude, from The Ohio State University.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  A copy of our code of ethics may be obtained without charge by contacting the company in writing at the address set forth on the cover page of this Annual Report on Form 10-K.

Director Independence

Our board of directors has determined that each of Mr. Lockhart, Mr. Wright, Mr. Schutt, and Ms. Baldock is an “independent” director within the meaning of the applicable rules of the SEC.

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2013.

Audit Committee	Compensation Committee	Nominating & Governance Committee
Eugene Lockhart	Eugene Lockhart	Eugene Lockhart
Lee Wright	Lee Wright	Eugene Schutt
Eugene Schutt	Andrew Rush	William Saunders

Audit Committee

Our Audit Committee consists of Messrs. Lockhart, Schutt and Wright. Mr. Schutt serves as Chairman. The Audit Committee, among other things, oversees our accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes.

Our Board of Directors has determined that each member of our Audit Committee is “independent” within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined by SEC regulations.

Compensation Committee

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messrs. Rush and Wright. Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to our board of directors with respect to the approval, adoption and amendment of incentive compensation plans, and administering equity-based incentive compensation and other plans.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messrs. Rush and Wright. None of these individuals has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves or have served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2013. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2013, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below.

As more fully described below, the Compensation Committee currently makes, and will continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2013 Summary Compensation Table below, which officers we refer to as the named executive officers:

•                  William E. Saunders, Jr.—Chief Executive Officer;

•                  Kyle F. Hanson—President;

•                  Chad M. Streff—Senior Vice President, Chief Compliance Officer and Chief Technology Officer;

•                  Michael Durbin—Senior Vice President, Chief Financial Officer and Treasurer; and

•                  Bridgette C. Roman—Senior Vice President, General Counsel and Secretary.

All compensation paid to CCFI’s executive officers in 2013 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

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

In late 2011 and again in 2013, the Compensation Committee engaged Meridian Compensation Partners, LLC, which we refer to as Meridian, to provide advice and assistance in the development of our 2012 and 2013 compensation programs, including 2012 and 2013 equity grants.  As a result of this engagement, our board adopted our 2012 Executive Compensation, Benefit and Severance Program, which we refer to as our 2012 Program. The 2012 Program was revised in April 2012 to make conforming changes and changes to ensure that it complies with Section 409A of the Internal Revenue Code. The 2012 Program establishes the primary elements of our ongoing executive compensation arrangements with our named executive officers, including base salary levels, annual cash incentive opportunities, perquisites and other personal benefits, health and welfare program participation, retirement program participation and severance arrangements for a number of different termination scenarios, including after a change in control. In early 2013, the Compensation Committee again engaged Meridian to review and make recommendations relative to base salary, equity grants and long term incentives. As a result of Meridian’s review and recommendations, in May 2013, the Compensation Committee approved salary and target bonus increases for certain of the named executive officers, equity grants, and awards under a newly created long-term incentive cash program, which we refer to as our LTIP.

The LTIP was adopted to provide eligible employees, including the named executive officers, the opportunity to earn a cash incentive award over a multi-year period of at least three years. Performance goals are determined by the Committee for each year during the multi-year performance period. If the performance goals are achieved, the grantee of an award is then entitled to payment of a cash incentive in three substantially equal annual installments between January 1 and February 15 of each of the three years following the year in which the performance goals were achieved as long as the grantee remains continuously employed by the Company until the payment date. If the grantee is terminated by the Company without cause or due to disability or dies, any unpaid installments of a cash incentive payment for which the performance goals have been achieved will be paid to the grantee or his or her representative, in the event of death or disability, within 30 days. Also, if a grantee’s employment is terminated by the Company without cause or by the grantee for good reason within 90 days following a change in control then, within thirty days of that termination, the Company will pay to the grantee an amount equal to the total cash incentive opportunity granted to the grantee for the applicable multi-year performance period, reduced for amounts previously paid.

In 2013 the Compensation Committee followed the same process described above and used the same inputs in considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation (1)
Mr. Saunders	41	59
Mr. Durbin	55	45
Mr. Hanson	47	53
Mr. Streff	55	45
Ms. Roman	60	40

(1)         This column includes both the named executive officers’ bonus under the 2012 Executive Compensation Plan and the LTIP incentive payment received for 2013.

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2013, we did not specifically benchmark our compensation levels against a defined peer group.   However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•                  Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $188 million to $1.3 billion) and market capitalization (ranging from $65 million to $1.6 billion). To provide context, our 2013 revenue was $439.1 million;

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

Our named executive officer compensation program emphasizes pay for performance, which to us means paying performance-based compensation to reward the achievement of strategic goals that enhance shareholder value.  In 2013, the Compensation Committee utilized performance-based annual cash incentive bonuses to help retain our named executive officers during a demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured based on achievement of individual executive performance goals. The individual performance measures are established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

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

Analysis of 2013 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for Messrs. Saunders, Hanson and Streff and Ms. Roman on January 1, 2012. When Mr. Durbin’s employment agreement terminated on December 31, 2013, his compensation arrangement became governed by this program. The 2013 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

Under the 2012 Program, each named executive officer is also entitled to business and professional expense reimbursement and perquisites offered by us, which may include eligibility under our aircraft policy, personal training expenses, health savings account payments, retirement planning and an automobile allowance as determined by the Compensation Committee. The named executive officers also participate under the 2012 Program in our benefit plans, including our 401(k) plan, and Mr. Hanson receives payment for certain life insurance premiums. The 2012 Program also sets forth the procedure by which an officer may be terminated, and provides for certain payments and benefits upon termination described below.

For the fiscal year ended December 31, 2013, the total compensation opportunity for our named executive officers was comprised of the following components:

•                  base salary;

•                  performance-based annual cash incentive bonuses;

•      equity awards in the form of stock options;

•                  LTIP payments; and

•                  retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2013 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2013 base salaries of the named executive officers, with the exception of that of Mr. Durbin as discussed below, were set in light of our expectations of them, their contributions to us, their job responsibilities, and their historical individual contributions to the company, their individual performance during the prior year and their goals and objectives for the subsequent year.

With the exception of Mr. Durbin, none of our named executive officers had employment agreements after December 31, 2011.  In the case of Mr. Durbin, whose employment agreement expired on December 31, 2013, his employment agreement set forth his 2013 base salary.

To determine the 2013 base salaries for our other named executive officers, the Compensation Committee subjectively considered the job responsibilities and individual contributions during 2012 and those expected in 2013, with particular reference to the following considerations:

•                  overall company financial performance during the prior year;

•                  competitive market pay data (as described above);

•                  salary information provided by Meridian;

•                  the individual performance of each named executive officer during 2012; and

•                  the individual goals and objectives for each named executive officer for 2013.

For 2013, the Compensation Committee established, or in the case of Mr. Durbin, his employment agreement established, the following base salaries for the named executive officers:

Named Executive Officer	2012 Base Salary	2013 Base Salary	% Increase
Mr. Saunders	$650,000	650,000	0%
Mr. Durbin	$375,000	375,000	0%
Mr. Hanson	$450,000	500,000	11%
Mr. Streff	$375,000	375,000	0%
Ms. Roman	$275,000	300,000	9%

In determining to increase Mr. Hanson’s and Ms. Roman’s base salary for 2013, the Compensation Committee specifically considered recommendations from Meridian, the compensation that each could earn if employed elsewhere, and their respective past performance and objectives for 2013.

Annual Cash Incentive Bonuses

The 2012 Program provided that each named executive officer is eligible to participate in a performance-based annual incentive bonus at the following percentage of his or her respective base salary: Mr. Saunders, 108%; Mr. Durbin, 60%; Mr. Hanson, 89%; Mr. Streff, 60%; and Ms. Roman, 58%. Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation

Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders.  Mr. Durbin was not technically a participant under the 2012 Program for 2013 due to the existence of his employment agreement, but the Compensation Committee administered his performance-based annual incentive bonus as it would have operated had he been a participant under the 2012 Program as described below.

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2013. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2013:

Named Executive Officer	2013 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders	• Leadership in new product development
• Strategic relationship achievements
• Public relations achievements
• Growth achievements
• Drive the company to meet its 2013 financial budget

Mr. Durbin	• Finance and accounting achievements
• Leadership and management achievements
• Timely and accurate filing of all SEC required reports
• Collections achievements
• External relations achievements

Mr. Hanson	• Departmental and employee oversight achievements
• Growth and integration achievements
• New product achievements
• Leadership in legacy markets
• Compliance achievements
• Drive the company to meet its 2013 financial budget

Mr. Streff	• Information technology and point of sale system achievements
• Sarbanes-Oxley Act compliance achievements
• Compliance achievements

Ms. Roman	• Legal, compliance and corporate governance achievements
• Community relations achievements
• Political Action Committee achievements
• Personnel management achievements
• Contract management process achievements
• Executive compensation management achievements

Under our 2012 Program as supplemented by Meridian’s 2013 recommendations, each of the named executive officers were assigned the following target annual cash incentive bonus opportunities.

Named Executive Officer	Target 2013 Annual Cash Bonus	2013 Annual Cash Bonus Payout
Mr. Saunders	$700,000	$700,000
Mr. Durbin	$225,000	$225,000
Mr. Hanson	$445,000	$445,000
Mr. Streff	$225,000	$225,000
Ms. Roman	$175,000	$175,000

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2013, the Compensation Committee determined that the annual cash incentive bonuses had been earned at the full target level for each named executive officer. In making these determinations, the Compensation Committee decided that each named executive officer had achieved substantially all of his or her milestones for 2013.  The Compensation Committee approved the final annual cash bonus payouts in December 2013.

The annual cash bonuses paid to the named executive officers for 2013 are included in the 2013 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the annual cash incentive bonuses actually paid to the named executive officers for 2013 achieved our executive compensation objectives, compare favorably to the cash bonuses paid by other financial services companies and were consistent with our emphasis on pay for performance.

Long Term Cash Incentive Program

In May of 2013, the Compensation Committee adopted the Long Term Cash Incentive Program, which we refer to as our LTIP, to provide eligible employees, including the named executive officers, the opportunity to earn a cash incentive award over a multi-year period of at least three years. Performance goals are determined by the Committee for each year during the multi-year performance period. If the performance goals are achieved, the grantee of an award is then entitled to payment of a cash incentive in three substantially equal annual installments between January 1 and February 15 of each of the three years following the year in which the performance goals were achieved as long as the grantee remains continuously employed by the Company until the payment date. If the grantee is terminated by the Company without cause or due to disability or dies, any unpaid installments of an incentive for which the performance goals have been achieved will be paid to the grantee or his or her representative, in the event of death or disability within 30 days. Also, if a grantee’s employment is terminated by the Company without cause or by the grantee for good reason within 90 days following a change in control then, within thirty days of that termination, the Company will pay to the grantee an amount equal to the total cash incentive opportunity granted to the grantee for the applicable multi-year performance period, reduced for amounts previously paid.

In 2013, the Committee granted awards to Messrs. Saunders, Hanson, Durbin and Streff and Ms. Roman under the LTIP.  These awards were subject to a three-year performance period and provided the following performance award opportunities: Mr. Saunders, $2,105,623; Mr. Hanson, $1,002,370; Mr. Durbin, $750,000; Mr. Streff, $776,039; and Ms. Roman, $250,000.  The awards are subject to the terms of the LTIP. The award creates an opportunity to earn a cash incentive award payable over a three-year period upon the achievement of certain and each annual performance goals, which goals are not disclosed here, among other reasons, because disclosure of the goals will subject the company to competitive disadvantage and harm.  In addition, the total award amount will be paid to each award recipient, regardless of whether the performance goals are met, if Diamond Castle receives aggregate net proceeds in any transaction or series of transactions that equal or exceed their overall investment in the Company.

This table reflects the total each named executive officer earned in 2013 and the amount actually paid to each named executive officer in 2013 because the 2013 objective was achieved.

Named Executive Officer	2013 Earned LTIP Award	2013 Actual LTIP Payment
Mr. Saunders	$701,874	$233,958
Mr. Durbin	$249,999	$83,333
Mr. Hanson	$334,122	$111,374
Mr. Streff	$258,678	$86,226
Ms. Roman	$83,381	$27,777

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation has historically been in the form of either stock options to acquire our common shares or stock appreciation rights. During early 2013, however, the Compensation Committee and management decided that, given our stage of development, stock options and restricted stock units would be the appropriate vehicles through which to provide long-term incentive compensation to the named executive officers for 2013. Other types of long-term equity incentive awards may be considered in the future if a market for our common shares develops and our business strategy evolves.

Long-term equity incentive awards have been periodically awarded to executives, including the named executive officers as part of their total compensation package.  These awards were historically made under our 2006 Management Equity Incentive Plan (or 2006 Plan), which has been amended and restated as our 2011 Management Equity Incentive Plan, and which we refer to as the 2011 Plan. The determination of the number of stock options or other awards granted to a named executive officer are subjectively determined by the Compensation Committee based on performance relative to the individual’s contribution to the company’s financial and strategic objectives, the individual’s base salary and target bonus amount and the market pay levels for the named executive officer.  Generally, no consideration is given to a named executive officer’s share holdings or previous stock options in determining the number of stock options or other awards to be granted to him or her for a particular year. The Compensation Committee believes that the named executive officers should be fairly compensated each year relative to market pay levels, as described above, and relative to our other executive officers.  Moreover, the Compensation Committee believes that a long-term equity incentive compensation program furthers our emphasis on pay for performance and provide a useful method of aligning the interests of the executives with the interests of our shareholders.

Awards made under the 2011 Plan during 2013 consisted of time-based stock options. These time-based stock options are earned on the basis of continued service to us and generally vest over three years.  We believe this retention period is adequate for this type of award. Stock options provide the named executive officers with the right to purchase our common shares at a fixed exercise price under the 2011 Plan.

In May 2013, the Compensation Committee recommended and the board of directors approved the following equity awards under the 2011 Plan for our named executive officers: Mr. Saunders, stock options for 75,000 shares; Mr. Hanson, stock options for 100,000 shares; and Ms. Roman, stock options for 125,000 shares. These stock options were granted with an exercise price of $8.40 per share and generally vest ratably in equal one-third increments over the first three years following the grant date, or upon the officer’s termination without cause or for good reason in connection with a change in control (as such terms are defined in the applicable option award agreement).

Also in May 2013, our board of directors determined that the exercise price of previously granted options, including options granted  to our named executive officers, had been established at a level that was significantly greater than the fair market value of our common shares. In order to preserve the long-term incentive value of these previously granted stock option grants, the Compensation Committee and our board of directors determined to lower the exercise price for these stock options to $8.40 per share.

As of December 31, 2013, 2,941,746 shares of common stock had been authorized and reserved for issuance under the 2011 Plan. As of December 31, 2013, awards covering 2,019,604 shares had been granted under the 2011 Plan and 896,690 shares of common stock were available for award purposes.

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

Health and welfare benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, health savings accounts, disability and life insurance, which we offer as a customary practice to help all employees, including the named executive officers, provide for their basic life and health needs.

Certain executive perquisites

For 2013, we provided our named executive officers with certain executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,400 automobile allowance for Messrs. Saunders, Hanson, Streff and Durbin, employer matching contributions to a 401(k) account and retirement planning for Messrs. Saunders, Hanson, Streff and Durbin and Ms. Roman, rollover of accrued vacation value to a health savings account for Messrs. Saunders, Streff, and Hanson, personal use of company-owned or company-leased aircraft for Messrs. Saunders and Hanson, personal trainer expenses for Messrs. Saunders, Hanson and Streff, company-paid life insurance premiums for the benefit of Mr. Hanson, and employer matching contributions to a health savings account for Messrs. Saunders, Hanson, and Durbin and Ms. Roman. For more information about these perquisites and personal benefits, see the “2013 Summary Compensation Table” and its related footnotes below.

In 2011 we adopted a company policy applicable to business and personal use of company-owned, leased or chartered aircraft, which we refer to as company aircraft for purposes of describing this policy. Under this policy, Mr. Saunders’ use of company aircraft is subject to approval by the Chairman of the board. Use of company aircraft by the other named executive officers is subject to approval by Mr. Saunders and is subject to the terms of the policy. Company aircraft or personal aircraft may be used by the named executive officers (except Mr. Saunders) for commuting if approved by Mr. Saunders and by Mr. Saunders subject to approval by the Chairman of our board of directors. Under the policy, spousal or significant other travel may be permitted on company aircraft, in which case Mr. Saunders or the board may approve reimbursement of the spouse or significant other’s travel expenses and may approve a tax gross-up for the respective named executive officer with respect to any compensation resulting from such travel.

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

Under Mr. Durbin’s employment agreement, “cause” has the same meaning, except with respect to the first bullet point above, which would be replaced by material breach of the employment agreement (subject to a twenty day cure period) or the performance of the executive’s duties as an employee in a grossly negligent manner or the commission of an act of willful misconduct.

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

Compensation-Related Risk Analysis

During the fourth quarter of 2013, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the company. We did not find that any of our compensation policies and practices for our employees create any risks that are reasonably likely to have a material adverse effect on the company. The results of the review were reviewed and independently considered by the Compensation Committee.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2011,   2012, and 2013 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO and our three other most-highly compensated executive officers.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
William E. Saunders, Jr.,	2013	674,622	—	—	310,811	1,401,874	—	100,130	2,451,126
Chief Executive Officer	2012	674,622	50,000	194,520	573,479	650,000	—	76,978	2,219,599
	2011	622,727	2,405,623	—	—	300,000	—	39,907	3,368,257

Michael Durbin,	2013	379,261	—	—	13,324	474,999	—	22,240	876,500
Senior Vice President	2012	381,658	—	72,216	212,015	225,000	—	22,240	913,129
Chief Financial	2011	375,000	300,000	—	—	75,000	—	12,240	762,240
Officer and Treasurer

Kyle F. Hanson,	2013	518,939	—	—	391,268	779,122	—	101,480	1,765,541
President	2012	467,046	—	135,597	399,075	275,000	—	104,531	1,381,249
	2011	467,045	1,202,370	—	—	75,000	—	96,911	1,841,326

Chad M. Streff,	2013	275,000	—	—	13,424	483,678	—	25,030	783,708
Senior Vice President	2012	384,689	—	72,216	212,015	225,000	—	33,047	926,967
Chief Compliance	2011	389,205	1,202,370	—	—	75.000	—	28,903	1,695,478
Officer and Chief
Technology Officer

Bridgette C. Roman,	2013	300,000	—	—	471,729	258,381	—	10,870	1,026,251
Senior Vice President	2012	275,417	—	—	232,631	150,000	—	10,362	668,410
General Counsel and	2011	261,667	456,879	—	—	37,500	—	9,133	765,179
Secretary

(1)                                 The amounts reported in this column for 2013 include an additional $24,621, $4,261, and $18,939 paid in lieu of accrued vacation to Messrs. Saunders, Durbin and Hanson, respectively.

(2)                                 The amounts reported in this column for 2011 represent the special discretionary bonuses paid to our named executive officers in 2011. Other than for Mr. Saunders, no special discretionary bonuses were paid in 2012, and none in 2013.

(3)                                The amounts reported in this column for 2013 represent the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification or FASB ASC Topic 718 of option awards granted, and the incremental fair value as of the date of modification of modifications to prior stock option awards made during 2013. Assumptions used in the calculation of these amounts are included in footnote 15 to the financial statements included in this Annual Report on form 10-K.  For more information about the option awards granted for 2013, see “Compensation Discussion and Analysis — Analysis of 2013 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above and the “2013 Grants of Plan-Based Awards Table” below.

(4)                                The amounts reported in this column for 2013 represent the total of the annual cash incentive bonuses and the LTIP awards earned by our named executive officers in 2013, and for 2012 this column represents only the cash incentive bonuses paid to our named executive officers in 2012. For more information about the 2013 annual cash incentive bonuses and LTIP awards payments, see “Compensation Discussion and Analysis — Analysis of 2013 Compensation Decisions and Actions — Annual Cash Incentive Bonuses” and “Long Term Cash Incentive Program” above.

(5)                                The amounts reported in this column include: (A) for Mr. Saunders, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, retirement planning, personal trainer expenses, $34,234 of personal aircraft usage in 2013, and $16,047 for expenses related to his membership in the Young Presidents Organization in 2013; (B) for Mr. Hanson, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and personal trainer expenses, personal aircraft usage and $70,000 of company-paid life insurance premium expenses in 2013; (C) for Mr. Streff, an automobile allowance, an employer matching contribution to the 401(k) Plan, retirement planning  and personal trainer expenses; (D) for Mr. Durbin, an automobile allowance, an employer matching contribution to the 401(k) Plan,  employer matching contribution to a health savings account and retirement planning; and (E) for Ms. Roman, an employer matching contribution to the 401(k) Plan, an employer matching contribution to a health savings account and retirement planning. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote.

2013 Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)(2)		Awards ($/Sh)	Awards ($)
Mr. Saunders	—	—	700,000	—	—		—	—
	5/20/2013	—	701,874	—	75,000		$8.40	274,500
	5/15/2013	—	—	—	—	(3)	$8.40	36,311

Mr. Durbin	—	—	225,000	—	—		—	—
	5/20/2013	—	249,999	—	—		—	—
	5/15/2013	—	—	—	—	(3)	$8.40	13,424

Mr. Hanson	—	—	445,000	—	—		—	—
	5/20/2013	—	334,122	—	100,000		$8.40	366,000
	5/15/2013	—	—	—	—	(3)	$8.40	25,268

Mr. Streff	—	—	225,000	—	—		—	—
	5/20/2013	—	258,678	—	—		—	—
	5/15/2013	—	—	—	—	(3)	$8.40	13,424

Ms. Roman	—	—	175,000	—	—		—	—
	5/20/2013	—	83,381	—	125,000		$8.40	457,000
	5/15/2013	—	—	—	—	(3)	$8.40	14,729

(1)         The first amounts represented for each named executive officer are the target annual cash incentive bonus opportunities established for 2013 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2013 are included in the “Non-Equity Incentive Plan Compensation” column of the 2013 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2013 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above. The second amount represented for each named executive officer is the target award established in 2013 under the Long Term Incentive Cash Program or LTIP. For more information about the LTIP see “Compensation Discussion and Analysis — Analysis of 2013 Compensation Discussion and Actions — Long Term Cash Incentive Program” above.

(2)         Amounts represent the time-based stock option awards made to the named executive officers during 2013.  The grant date fair values for these awards are also reported in the 2013 Summary Compensation Table above under the “Option Awards” column.  For more information about the stock option awards granted in 2013, see “Compensation Discussion and Analysis — Analysis of 2013 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above.

(3)         As further described below, the board of directors repriced the named executive officers’ prior stock option awards with an exercise price above $8.40 per share as of May 15, 2013 with a new exercise price of $8.40 per share. This row reflects the incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, of the repriced stock options. Further information is provided below about this repricing.

2013 Equity Awards

In May 2013, the Compensation Committee approved the equity awards and award modifications reflected in the “2013 Grants of Plan-Based Awards Table” above. These stock options generally vest ratably in equal one-third increments over the first three years following the grant date, or upon the officer’s termination without cause or for good reason in connection with a change in control (as such terms are defined in the applicable option award agreement).

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

Mr. Durbin

We entered into an employment agreement with Mr. Durbin on January 1, 2011. Mr. Durbin’s employment agreement terminated on December 31, 2013, and thereafter he became subject to the 2012 Program. Mr. Durbin’s employment agreement specified his duties and responsibilities, his base salary for each year that it is effective and his annual cash incentive bonus target. Mr. Durbin’s employment agreement also described his other compensation arrangements, including his participation in company benefit plans and his entitlement to equity awards and a performance-based retention bonus opportunities and subsequent years based on his or her achievement of individual milestones. Mr. Durbin was also entitled to perquisites offered by us.

Outstanding Equity Awards at 2013 Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units That Have Not Vested ($)(4)
Mr. Saunders	12/31/2008	175,008	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	175,008	6.00	12/31/2018	—	—
	2/13/2012	28,818	57,636	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	9,600	86,486
	5/20/2013	—	75,000	—	8.40	5/20/2023	—	—

Mr. Durbin	12/31/2010	—	—	252,600	8.40	4/30/2016	—	—
	2/13/2012	10,653	21,309	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	3,564	32,108

Mr. Hanson	5/9/2006	49,183	—	32,789	8.40	5/9/2016	—	—

	6/4/2007	12,508	—	7,976	8.40	6/4/2017	—	—
	12/31/2008	75,000	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	75,000	6.00	12/31/2018	—	—
	2/13/2012	20,054	40,108	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	6,692	60,288
	5/20/2013	—	100,000	—	8.40	5/20/2023	—	—

Mr. Streff	5/9/2006	136,608	—	27,342	8.40	5/9/2016	—	—
	12/31/2008	64,500	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	64,500	6.00	12/31/2018	—	—
	2/13/2012	10,653	12,309	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	3,564	32,108

Ms. Roman	12/31/2008	—	—	12,000	6.00	12/31/2018	—	—
	2/13/2012	11,690	23,380		8.40	2/13/2022	—	—
	5/20/2013	—	125,000	—	8.40	5/20/2023	—	—

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

(3)                                 These restricted stock units will be settled in shares and generally vest ratably in equal one-third increments over the first three years following the grant date if the officer remains continuously employed by us or one of our subsidiaries through that date, or earlier in the event of a change in control or an initial public offering.

(4)                                The reported values for these restricted stock units represent the number of restricted stock units multiplied by an assumed per share value of our stock at the end of 2013 of $9.10.

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

2013 Option Exercises and Stock Vested Table

None of our named executive officers exercised any stock options during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William E. Saunders	—	—	4,800	40,320

Michael J. Durbin	—	—	1,782	14,969

Kyle F. Hanson	—	—	3,346	28,106

Chad M. Streff	—	—	1,782	14,969

Bridgette C. Roman	—	—	—	—

2013 Pension Benefits

We do not maintain any defined benefit plans or other plans with specified retirement benefits in which our named executive officers participate.

2013 Potential Payments Upon Termination or Change in Control

During 2013, we were a party to certain arrangements effective for 2013 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer at December 31, 2013 under the 2012 Program or Mr. Durbin’s employment agreement, as applicable.

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

Under his employment agreement, Mr. Durbin was entitled to receive a one-time change in control bonus of $500,000 if (1) we experience a change in control, (2) Mr. Durbin remains employed with us through the date of the change in control and (3) Diamond Castle recoups its investment in the Company. For these purposes, a change in control means one or more transactions by which any person or group (other than a group involving Diamond Castle) acquires more than 50% of our voting securities or a sale or other disposition of all or substantially all of our assets to a non-affiliate of the company. Mr. Durbin’s employment agreement expired on December 31, 2013, at which time he became subject to the 2012 program.

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

Tabular disclosure. Based on a hypothetical termination and/or change in control occurring on December 31, 2013, the following table describes the potential payments and benefits our named executive officers would have received upon such termination or change in control under the terms of their employment agreements in effect on December 31, 2013.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

Name	Benefits and Payments	Involuntary Termination Without Cause / Resignation for Good Reason ($)(1)		Involuntary Termination For Cause / Resignation Without Good Reason ($)(1)	Termination Due to Death ($)(1)	Termination Due to Disability ($)(2)	Additional Payment Upon Change in Control ($)(3)
William E. Saunders, Jr.
	Salary Continuation	1,300,000		—	—	325,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	18,943	(4)	—	9,472	4,736	—
	Equity Vesting	—		—	—	—	582,866
Total		1,318,943		—	9,472	329,736	582,866
Michael Durbin
	Salary Continuation	92,466		—	—	187,500	—
	Change in Control Bonus	—		—	—	—	500,000
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	2,368	(4)	—	9,472	4,736	—
	Equity Vesting	—		—	—	—	224,651
Total		94,834		—	9,472	192,236	724,651
Kyle F. Hanson
	Salary Continuation	750,000		—	—	375,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	14,208	(4)	—	9,472	4,736	—
	Equity Vesting	—		—	—	—	355,443
Total		764,208		—	9,472	379,736	355,443
Chad M. Streff
	Salary Continuation	375,000		—	—	187,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	—		—	—	—	—
	Equity Vesting	—		—	—	—	260,771
Total		375,000		—	—	187,500	260,771
Bridgette C. Roman
	Salary Continuation	300,000		—	—	150,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	6,672	(4)	—	6,672	3,336	—
	Equity Vesting	—		—	—	—	141,067
Total		306,672		—	6,672	153,336	141,067

(1)         Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2013, have been paid as of December 31, 2013, and that all annual cash incentive bonuses for 2013 have been earned and paid for 2013 as of December 31, 2013.

(2)         Assumes that continued health and welfare benefits are provided for six months.

(3)         The values reported as equity vesting in this column represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2013 Fiscal Year-End Table” upon a change in control occurring on December 31, 2013. These values represent the product of (A) the spread between the exercise price for his or her unvested equity awards and an assumed value for our common shares on December 31, 2013 of $9.10 per share (based on a recent valuation) and (B) the number of common shares subject to the accelerated award.

(4)         Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Director Compensation

During 2013, Eugene Lockhart, Lee Wright, Michael Langer, Felix Lo, Andrew Rush, Eugene Schutt, Jennifer Adams Baldock, and Mark Witkowski served as our directors. In 2013, we had three directors not employed by us or our majority shareholders whom we refer to as “non-employee directors,” These non-employee directors are Mr. Schutt, Ms. Adams Baldock, and Mr. Wright. Each non-employee director received an annual director fee of $70,000 and a one-time grant of 8,484 restricted stock units for 2013, which vested upon their grant.  Messrs Lockhart & Wright were also reimbursed for expenses of $4,418 and $358, respectively, incurred in attending board or committee meetings. Under the 2012 Director Deferred Compensation Program, each non-employee director had the option, and exercised the option, to defer fifty percent of his or her 2013 compensation.

2013 Director Compensation Table

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
H. Eugene Lockhart	—	—	—
Lee Wright	70,000	69,993	139,993
Michael Langer	—	—	—
Felix Lo	—	—	—
Andrew Rush	—	—	—
Mark Witkowski	—	—	—
Jennifer Adams Baldock	70,000	69,993	139,993
Eugene Schutt	70,000	69,993	139,993

(1)         Based on a share value on the date of issuance of $8.25.

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

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 28, 2013 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 7001 Post Road, Suite 200, Dublin, Ohio 43016.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
Diamond Castle Holdings(1)	4,806,000	53.5%
Funds managed by Golden Gate Capital(2)	1,178,214	13.1%
Check Cashing USA Holdings Inc. (3)	1,000,000	11.1%
James H. Frauenberg 1998 Trust(4)	835,800	9.3%

Executive Officers and Directors
William E. Saunders, Jr.(5)	—	4.5%
Kyle Hanson(6)	—	2.4%
Chad Streff(7)	—	3.0%
Michael Durbin(8)	—	*
Bridgette Roman(9)	—	*
H. Eugene Lockhart	—	—
Lee A. Wright	—	—
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Eugene Schutt	—	—
All executive officers and directors as a group	785,314	8.5%

*                 Represents less than 1%

(1)                                 Includes (a) 3,451,056 common shares held by Diamond Castle Partners IV L.P., or DCP IV, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.), (b) 1,308,600 common shares held by Diamond Castle Partners IV-A, L.P., or DCP IV-A, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.),and (c) 46,344 common shares held by Deal Leaders Fund, L.P., or DLF, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.). The manner in which the investments of DCP IV, DCP IV-A and DLF are held, and any decisions concerning their ultimate disposition, are subject to the control of an investment committee consisting of certain partners of Diamond Castle: Ari Benacerraf, Michael Ranger, and Andrew Rush. The investment committee is appointed by DCP IV GP, L.P. The investment committee has voting and investment power with respect to the common shares owned by DCP IV, DCP IV-A, and DLF. The address of DCP IV, DCP IV-A, and DLF is 280 Park Avenue, Floor 25E, New York, New York 10017.

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

(4)                                 James H. Frauenberg is the sole trustee of the trust which has sole voting and investment power over the shares, and accordingly Mr. Frauenberg may be deemed to have beneficial ownership of the shares. The address for the James H. Frauenberg 1998 Trust is c/o James Frauenberg, 1310 Old Stickney Point Rd., Unit EP2, Sarasota, Florida 34242.

(5)                                 Includes 257,635 shares issuable upon exercise of options, and 9,332 shares issuable upon vesting of restricted stock units all of which will be vested on or within 60 days of March 28, 2014.

(6)                                 Includes 215,589 shares issuable upon exercise of options, and 6,691 shares issuable upon vesting of restricted stock units all of which will be vested on or within 60 days of March 28, 2014.

(7)                                 Includes 21,306 shares issuable upon exercise of options, and 230,930 shares issuable upon the vesting of restricted stock units or stock appreciation right, all of which will be vested, on or within 60 days of March 28, 2014, and 24,000 share held in trust, and accordingly, deemed to be beneficially owned by him.

(8)                                 Includes 21,306 shares issuable upon exercise of options, and 3,564 shares issuable upon vesting of restricted stock units all of which will be vested on or within 60 days of March 28, 2014.

(9)                                 Includes 65,040 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 28, 2014.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our company, any sale or recapitalization or restructuring of equity or debt securities by our company and any other similar transaction. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our company falls below a certain specified percentage. For the years ended December 31, 2013, 2012, and 2011, we paid Diamond Castle fees of $1.0 million, $1.1 million and $1.2 million, respectively, and paid Golden Gate fees of $0.3 million, $0.3 million and $0.2 million for each of  the years ended December 31, 2013, 2012 and 2011, respectively.

Insight Agent Agreements

In connection with offering prepaid debit card services, we entered into agent agreements with Insight, the provider of our prepaid debit card products. Insight is a wholly owned subsidiary of Insight Holdings. William Saunders, our Chief Executive Officer and a director, and Kyle Hanson, our President, serve as an advisory board member of Insight Holdings and Mr. Hanson, our President, previously served in such a capacity. Prior to November 2011, both Mr. Hanson and Mr. Saunders owned minority interests in Insight Holdings equaling approximately 15% of the total equity thereof. In November 2011, the Company purchased Mr. Saunders’ and Mr. Hanson’s interests, along with those of other Insight Holdings unit holders, and acquired a minority 22.5% ownership stake in Insight Holdings. The Company paid a total of $11.25 million to acquire this ownership interest (with each of Mr. Saunders and Mr. Hanson receiving $3.75 million), a price that was established based on arms-length negotiations and, in the Company’s view, represented a reasonable, fair market value. The agent agreements between us and Insight were also negotiated on an arm’s length basis with terms that our management believes are standard for the market. During the year ended December 31, 2013, 2012 and 2011, our revenues from fees paid pursuant to this agreement were $2.5 million, $13.0 million and $19.7 million, respectively. The Company’s ownership interest increased to 22.7% after the consolidation effective April 1, 2013.

Registration Rights

Our shareholders have certain registration right under the Shareholders Agreement, dated as of April 29, 2011, among us and our shareholders. Diamond Castle has demand registration rights with respect to the common shares it owns. Golden Gate Capital has demand registration rights with respect to the common shares it owns upon the earlier of (i) six months after Diamond Castle consummates a demand registration and (ii) one year after the consummation of an initial public offering of our common shares. We are not obligated to effect (a) more than five demand registrations by Diamond Castle, (b) more than two demand registrations by Golden Gate Capital, (c) any demand registration unless the aggregate gross proceeds expected to receive from the sale of the securities requested to be included by all registering shareholders in such demand registration are at least $50 million (unless such securities identified in the demand registration constitute all remaining securities held by the requesting shareholder) or (d) more than one demand registration during any six-month period. We may postpone the filing of a registration statement for up to 90 days no more than twice and for no more than 120 days in the aggregate in any twelve-month period if our board of directors determines in good faith that the filing would be materially detrimental to us or our ability to effect a proposed material acquisition, disposition, financing, reorganization, recapitalization or similar transaction. If we register any securities for public sale, our shareholders have piggyback registration rights under the Shareholders Agreement to include their shares in the registration, subject to specified exceptions. We must pay all expenses, except for underwriters’ discounts and selling commissions, incurred in connection with the exercise of these piggyback registration rights.

Corporate Office and Certain Branches

The property at which our corporate office is located was owned and operated by affiliates of Mr. Frauenberg, Mr. Streff and Michael Lenhart, an affiliate of certain of our shareholders. The corporate office was sold to a non-related related party on July 29, 2012. Certain properties where our branches are located are owned and operated by affiliates of Mr. Frauenberg and Mr. Lenhart. Rent paid to these related parties was $1.1 million, $1.6 million, and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Aircraft

In May of 2013, the Company entered into an agreement with a limited liability company controlled by the Company’s Chairman. Under the agreement, the Company exchanged a 25% interest in an aircraft that limited liability company owned for a 25% interest in an aircraft owned by the Company. Subsequently, the Company sold the interest it received to an unrelated party and recognized a gain on the transaction of $0.1 million.

Non-guarantor Subsidiaries

We have a $17.3 million in indebtedness evidenced by notes issued to the sellers of the Florida Acquisition. Some of which are stockholders of the Company as a result of the transaction. The notes are held by a subsidiary of ours that is classified as unrestricted under our senior secured notes, which we refer to as a non-guarantor subsidiary. This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary. The sellers of the Florida acquisition are holders of two notes both bearing interest at a stated rate of 10%. Cash paid to the sellers during 2013 for principal and interest totalled $6.8 million.

On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary raised funding through a $8.1 million note payable to acquire the loans.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey LLP (“McGladrey”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2013. Fees and expenses for services rendered by McGladrey in 2013 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Fee Category	2013	2012

Audit Fees (1)	$777	$751
Tax Fees (2)	292	335
Audit Related Fees (3)	—	422
2012 Registration and Notes offering (4)	—	465
	$1,069	$1,973

(1)              Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, audit of a subsidiary, review of a subsidiary, review of interim financial statements included in the quarterly reports, and services normally provided in connection with statutory and regulatory filings.

(2)              Consists of fees and expenses for professional services related to tax planning and compliance services.

(3)              Consists of fees and expenses for due diligence services in connection with our Florida and DFS acquisitions and attest services not required by statute or regulation.

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

2.1

Agreement and Plan of Merger, dated as of April 13, 2011, by and among CheckSmart Financial Holdings Corp., Community Choice Financial Inc., CCFI Merger Sub I Inc., CCFI Merger Sub II Inc., the Seller Parties (as defined therein), the Seller Representative (as defined therein), CCCS Corporate Holdings, Inc., CCCS Holdings, LLC and CheckSmart Financial Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 22, 2012 (the “Form S-4”))

2.2

First Amendment to Agreement and Plan of Merger, dated as of April 28, 2011, by and among CheckSmart Financial Holdings Corp., Community Choice Financial Inc., CCFI Merger Sub I Inc., CCFI Merger Sub II Inc., the Seller Parties (as defined therein), the Seller Representative (as defined therein), CCCS Corporate Holdings, Inc., CCCS Holdings, LLC and CheckSmart Financial Company (incorporated by reference to Exhibit 2.2 to the Form S-4)

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

10.17	Community Choice Financial Inc. 2012 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 14, 2013)*

10.18

Software License Agreement and Software Support and Maintenance Agreement, dated as of June 26, 2013, by and between eCash Software Systems, Inc. and Community Choice Financial Inc.  (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 14, 2013)**

10.19	Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and Kyle Hanson*

10.20	Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and William E. Saunders*

10.21	Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and Bridgette Roman*

10.22	2013 Long Term Incentive Cash Program*

21.1	Subsidiaries of Community Choice Financial Inc. Incorporated

24.1	Power of Attorney with respect to Community Choice Financial Inc. (included in the signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101	Interactive Data File

*                                         Indicates a management contract or compensation plan or arrangement.

**                                  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

COMMUNITY CHOICE FINANCIAL INC.

2013 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

COMMUNITY CHOICE FINANCIAL INC.

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of  Community Choice Financial Inc., an Ohio corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2013, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

IN WITNESS WHEREOF, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Eugene Lockhart	/s/ Andrew Rush
H. Eugene Lockhart, Chairman	Andrew Rush, Director

/s/ Lee Wright	/s/ Michael Langer
Lee Wright, Director	Michael Langer, Director

/s/ Felix Lo	/s/ Eugene Schutt
Felix Lo, Director	Eugene Schutt, Director

/s/ Mark Witkowski	/s/ Jennifer Adams Baldock
Mark Witkowski, Director	Jennifer Adams Baldock, Director

/s/ William E. Saunders, Jr.	/s/ Michael Durbin
William E. Saunders, Jr., Director/Chief Executive Officer	Michael Durbin, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Principal Accounting Officer)