Form 10-Q
period 2014-03-31
Community Choice Financial Inc.
filed 2014-05-14
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

        There is no market for the registrant's equity. As of March 31, 2014, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2014

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$147,690	$90,311
Restricted cash	1,665	1,414
Finance receivables, net of allowance for loan losses of $15,054 and $15,548	130,659	157,152
Short-term investments, certificates of deposit	1,114	1,114
Card related pre-funding and receivables	801	806
Other current assets	9,400	9,516
Deferred tax asset, net	9,157	9,157

Total current assets	300,486	269,470
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $3,651 and $2,460	12,291	8,178
Property, leasehold improvements and equipment, net	28,164	25,804
Goodwill	312,883	312,534
Other intangible assets	21,884	23,372
Security deposits	3,092	3,086
Deferred debt issuance costs	10,734	11,324

Total assets	$689,534	$653,768

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$557	$681
Current portion of related party Florida seller notes	1,250	500
Subsidiary note payable	8,100	8,100
Deferred revenue	2,748	2,682
Accrued interest	19,550	8,151
Money orders payable	13,795	15,495
Accounts payable and accrued liabilities	29,871	25,155

Total current liabilities	75,871	60,764
Noncurrent Liabilities
Accrued liabilities	700	1,075
Lines of credit	36,664	25,000
Capital lease obligation	295	257
Stock repurchase obligation	872	928
Related party Florida seller notes	11,212	11,909
Mortgage note payable	714	420
Senior secured notes	420,000	420,000
Deferred revenue	4,806	5,403
Deferred tax liability, net	10,156	6,670

Total liabilities	561,290	532,426

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at March 31, 2014 and December 31, 2013	90	90
Additional paid-in capital	125,864	125,487
Non-controlling interest	26,216	26,428
Retained deficit	(23,926)	(30,663)

Total stockholders' equity	128,244	121,342

Total liabilities and stockholders' equity	$689,534	$653,768

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Finance receivable fees	$88,823	$68,711
Check cashing fees	21,737	22,216
Card fees	6,570	1,501
Other	7,956	6,523

Total revenues	125,086	98,951

Operating expenses:
Salaries and benefits	19,602	17,187
Provision for loan losses	30,127	19,089
Occupancy	7,097	6,447
Advertising and marketing	3,669	2,168
Depreciation and amortization	1,954	1,617
Other	12,617	12,496

Total operating expenses	75,066	59,004

Operating gross profit	50,020	39,947

Corporate and other expenses
Corporate expenses	23,122	14,761
Depreciation and amortization	2,224	2,053
Interest expense, net	13,352	12,809
Loss on equity method investments	—	17

Total corporate and other expenses	38,698	29,640

Income before provision for income taxes	11,322	10,307

Provision for income taxes	4,452	4,232

Net income	6,870	6,075
Net income attributable to non-controlling interests	133	—

Net income attributable to controlling interests	$6,737	$6,075

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2014

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Non-controlling Interest	Retained Deficit
	Shares	Amount				Total
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	377	—	—	377
Member distribution	—	—	—	(345)		(345)
Net income	—	—	—	133	6,737	6,870

Balance, March 31, 2014	8,981,536	$90	$125,864	$26,216	$(23,926)	$128,244

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$6,870	$6,075
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	30,127	19,089
Loss on disposal of assets	—	12
(Gain) Loss on equity method investments	—	17
Depreciation	2,527	2,032
Amortization of note discount and deferred debt issuance costs	643	733
Amortization of intangibles	1,651	1,635
Deferred income taxes	4,052	2,697
Change in fair value of stock repurchase obligation	(56)	(152)
Stock-based compensation	377	310
Changes in assets and liabilities:
Card related pre-funding and receivables	5	3,639
Restricted cash	(251)	—
Other assets	110	1,349
Deferred revenue	(531)	(678)
Accrued interest	11,399	11,007
Money orders payable	(1,700)	(270)
Accounts payable and accrued expenses	4,341	1,060

Net cash provided by operating activities	59,564	48,555

Cash flows from investing activities
Net receivables originated	(7,247)	—
Net receivables repaid	—	3,425
Net acquired assets, net of cash	(1,704)	—
Purchase of customer list intangible asset	—	(12)
Internally developed software intangible asset	(32)	—
Purchase of leasehold improvements and equipment	(4,729)	(1,516)

Net cash (used in) provided by investing activities	(13,712)	1,897

Cash flows from financing activities
Payments on capital lease obligations, net	(86)	—
Net advances on lines of credit	11,664	—
Payments on mortgage note payable	(426)
Proceeds from refinance of mortgage note payable	720
Member distribution	(345)	—

Net cash provided by financing activities	11,527	—

Net increase in cash and cash equivalents	57,379	50,452
Cash and cash equivalents:
Beginning	90,311	79,044

Ending	$147,690	$129,496

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio. As of March 31, 2014, the Company owned and operated 522 stores in 15 states and had an internet presence in 24 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term loans, check cashing, prepaid debit cards, and other services that address the specific needs of our individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of Community Choice Financial Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013 in the Company's Form 10-K. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2014.

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company determined that Insight Holdings Company, LLC ("Insight Holdings") is a Variable Interest Entity ("VIE") of which the Company is the primary beneficiary. Therefore, the Company has consolidated this VIE as of April 1, 2013.

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

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

financial services. The consolidation of Insight Holdings, as described further in Note 10, is included in retail financial services.

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

        Short term consumer loan products typically range in size from $100 to $1,000, and are evidenced by a promissory note with a maturity generally 14 to 30 days with an agreement to defer the presentment of the customer's personal check or ACH authorization for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. Statutes vary from providing fees of 15% to 20% per $100 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing their check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended to roughly

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,411 of the $166,049 of total receivables at March 31, 2014 and $1,793 of the $189,108 of total receivables at December 31, 2013.

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

        Secured loan products typically range in size from $750 to $5,000, and are evidenced by a promissory note with a maturity between 30 days and 24 months. The customer grants a right in collateral and the loan may be secured with the lien on the collateral. The risk characteristics of secured loans primarily depend on the markets in which the Company operates and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay its loans and the value of the collateral underlying the loan should the borrower default on its payments.

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

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are 60 days past due. For medium term loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than 90 days past due. The Company's line of credit products are charged-off on the thirty first day past due.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        For secured loans that are 30 days in duration, the Company's policy requires that balances be charged off when accounts are 30 days past due. For secured loans that have terms ranging from 60 days to one year, the Company's policy dictates that balances be charged off when accounts are 60 days past due. For secured loans that have terms of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than 90 days past due.

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

        The Company's other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended March 31, 2014 and 2013 were $1,651 and $1,635, respectively.

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

        Self-Insurance Liability:    The Company is self-insured for employee medical benefits subject to certain loss limitations. The incurred but not reported liability ("IBNR") represents an estimate of the cost of unreported claims based on historical claims reporting. The Company monitors the continued reasonableness of the assumptions and methods used to estimate the IBNR liability each reporting period.

        Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the three months ended March 31, 2014 and 2013 was $3,669 and $2,168, respectively. Corporate level advertising and marketing expense for the three months ended March 31, 2014 and 2013 was $262 and $25, respectively.

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

        Although states provide the primary regulatory framework under which the Company offers consumer loans, certain federal laws also impact the business. The Company's consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act"), "Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), and the regulations, if any, promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

        The Consumer Financial Protection Bureau ("CFPB"), which was created by Dodd-Frank, began examinations of payday lenders in 2012 and examined us starting in April 2012. We have received our examination report and although we remain in dialogue with the CFPB regarding various aspects of the report and the CFPB's request for various documents and information, at this time we do not anticipate any material changes to our commercial operations.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at March 31, 2014 and December 31, 2013, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	March 31, 2014
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$147,690	$147,690	1
Restricted cash	1,665	1,665	1
Finance receivables	142,950	142,950	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	332,906	1
12.75% Senior secured notes	25,000	21,070	2
Related party Florida seller notes	12,462	12,462	2
Lines of credit	36,664	36,664	2
Subsidary Note payable	8,100	8,100	2
Stock repurchase obligation	872	872	2
Mortgage note payable	714	714	3

	December 31, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$90,311	$90,311	1
Restricted cash	1,414	1,414	1
Finance receivables	165,330	165,330	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	338,318	1
12.75% Senior secured notes	25,000	21,413	2
Related party Florida seller notes	12,409	12,409	2
Lines of credit	25,000	25,000	2
Subsidary Note payable	8,100	8,100	2
Stock repurchase obligation	928	928	2
Mortgage note payable	420	420	3

        Recent Accounting Pronouncements In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-05"), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014, and did not have a material effect on the Company's financial position or results of operations.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted ASU 2013-11 on January 1, 2014, and did not have a material effect on the Company's financial position or results of operations.

        In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company's current financial position, results of operations or financial statement disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after March 31, 2014) through the issuance date of May 14, 2014 as disclosed in Note 17.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Short-term consumer loans	$84,609	$110,826
Medium-term loans	53,463	46,497
Secured loans	27,977	31,785

Gross receivables	166,049	189,108
Unearned advance fees, net of deferred loan origination costs	(4,394)	(5,770)

Finance receivables before allowance for loan losses	161,655	183,338
Allowance for loan losses	(18,705)	(18,008)

Finance receivables, net	$142,950	$165,330

Finance receivable, net
Current portion	$130,659	$157,152
Non-current portion	12,291	8,178

Total finance receivable, net	$142,950	$165,330

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2014 are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 3/31/2014	Receivables 3/31/2014	Allowance as a percentage of receivable
Short-term consumer loans	$4,807	$13,373	$(38,454)	$23,929	$3,655	$84,609	4.32%
Medium-term loans	11,024	10,704	(9,695)	1,075	13,108	53,463	24.52%
Secured loans	2,177	1,788	(8,648)	6,625	1,942	27,977	6.94%

	$18,008	$25,865	$(56,797)	$31,629	$18,705	$166,049	11.26%

        The provision for loan losses for the three months ended March 31, 2014 also includes losses from returned items from check cashing of $1,632.

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2013 are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 3/31/2013	Receivables 3/31/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$11,529	$(34,841)	$22,040	$3,072	$82,553	3.72%
Medium-term loans	3,077	2,355	(3,367)	657	2,722	13,314	20.44%
Secured loans	1,693	1,116	(7,197)	5,724	1,336	22,323	5.98%

	$9,114	$15,000	$(45,405)	$28,421	$7,130	$118,190	6.03%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The provision for loan losses for the three months ended March 31, 2013 also includes losses from returned items from check cashing of $1,928.

        Changes in the accrual for third-party lender losses for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$1,481	$392
Provision for loan losses	2,630	2,161
Charge-offs, net	(2,914)	(1,782)

Balance, end of period	$1,197	$771

        The Company has subsidiaries that facilitate third party lender loans. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $7,747 and $9,228 at March 31, 2014 and December 31, 2013, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

        The aging of receivables at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
Current finance receivables	$154,131	92.7%	$174,651	92.4%
Past due finance receivables (1 - 30 days)
Medium-term loans	5,290	3.2%	5,065	2.7%
Secured loans	2,273	1.4%	2,534	1.3%

Total past due finance receivables (1 - 30 days)	7,563	4.6%	7,599	4.0%

Past due finance receivables (31 - 60 days)
Medium-term loans	2,978	1.9%	5,220	2.8%
Secured loans	444	0.2%	657	0.3%

Total past due finance receivables (31 - 60 days)	3,422	2.1%	5,877	3.1%

Past due finance receivables (61 - 90 days)
Medium-term loans	788	0.5%	822	0.4%
Secured loans	145	0.1%	159	0.1%

Total past due finance receivables (61 - 90 days)	933	0.6%	981	0.5%

Total delinquent	11,918	7.3%	14,457	7.6%

	$166,049	100.0%	$189,108	100.0%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances

        Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees pursuant to this agreement for the three months ended March 31, 2014 and 2013 were $338 and $351, respectively.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent for usage of the aircraft for the three months ended March 31, 2014 and 2013 were $39 and $-0-, respectively, and are included with corporate expenses on the consolidated statements of income.

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

        Certain retail locations of the Company are owned by related parties and leased from the related parties. Related party rent for the three months ended March 31, 2014 and 2013 were $277 and $283, respectively, and are included with occupancy expense on the consolidated statements of income.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as a related party transaction due to the sellers of the Florida Acquisition, and recipients of the notes, being shareholders of the Company.

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Goodwill	$312,883	$312,534

Other intangible assets, net:
Non-compete agreements	$658	$824
Trade names	4,717	4,977
Customer lists	13,513	14,124
Internally developed software	2,996	3,447

	$21,884	$23,372

        The Company conducted its annual test for impairment of goodwill as of December 31, 2013 for both Retail financial and Internet financial services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 4. Goodwill and Other Intangible Assets (Continued)

        Intangible amortization expense for the three months ended March 31, 2014 and 2013 were $1,651 and $1,635, respectively.

Note 5. Pledged Assets and Debt

        Senior secured notes payable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indenture governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of March 31, 2014, we were in compliance with these covenants.

        Lines of credit at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2015, collateralized by all of Insight Capital, LLC's assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, due May 2015, collateralized by all Company assets	36,664	25,000

	36,664	25,000
Less current maturities	—	—

Long-term portion	$36,664	$25,000

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The 3-month LIBOR rate was 0.24% at March 31, 2014 and December 31, 2013, and the prime rate was 3.25% at March 31, 2014 and December 31, 2013. The weighted average interest rate of our revolving credit borrowings during the three months ending March 31, 2014 was 6.03%.

        Non-guarantor notes payable at March 31, 2014, and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
$8,000 non-guarantor term note, secured, 10%, quarterly interest payments with principal due August 2016	$7,651	$7,619
$9,000 non-guarantor term note, secured, 10%, quarterly principal and interest payments, August 2016	4,811	4,790

	12,462	12,409
Less current maturities	1,250	500

Long-term portion	$11,212	$11,909

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $53 and $165 for the three months ended March 31, 2014 and 2013, respectively.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary funding came from a note payable to finance the loan acquisitions.

        The subsidiary note payable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
$8,100 Revolving credit, secured, interest rate as defined below, collateralized by acquired loans, due December 2014	$8,100	$8,100

Short-term portion	$8,100	$8,100

        The 1-year, $8,100 term note, bears interest monthly at the lesser of (a) the maximum rate or (b) if prior to the adjustment date of June 20, 2014, 20%, and after the adjustment date, 17%, provided no default has occurred.

        The mortgage note payable, bears interest at 4.95%, was refinanced on January 21, 2014 and the outstanding balance at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
$720 term note, 4.95% interest rate, due January 2019	$714	$420

Long-term portion	$714	$420

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$3,524	$5,665
Accrued payroll	6,149	4,628
Compensated absences	1,735	1,419
Wire transfers payable	5,420	3,673
Accrual for third-party losses	1,197	1,481
Deferred rent	973	961
Bill payment	1,175	838
Self insurance	1,313	—
Other	8,385	6,490

	$29,871	$25,155

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at March 31, 2014, is due as follows:

March 31,	Capital Leases	Operating Leases
2015	$628	$23,363
2016	227	17,820
2017	92	14,294
2018	—	9,437
Thereafter	—	8,931

Total minimum lease payments	947	$73,845

Less amount representing interest	(95)

Present value of net minimum lease payments	852
Less current portion	(557)

Long term portion	$295

        Rental expense totaled $7,349 and $6,640 for the three months ended March 31, 2014 and 2013, respectively.

Note 8. Concentrations of Credit Risks

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

        The following table summarizes the allocation of the portfolio balance by state at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$15,698	9.5%	$17,084	9.0%
Arizona	13,071	7.9	15,957	8.4
California	51,397	31.0	50,877	26.9
Florida	6,973	4.2	8,554	4.5
Ohio	32,437	19.5	43,330	22.9
Virginia	12,681	7.6	14,491	7.7
Other retail segment states	21,178	12.7	27,269	14.5
Other internet segment states	12,614	7.6	11,546	6.1

Total	$166,049	100.0%	$189,108	100.0%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 8. Concentrations of Credit Risks (Continued)

        The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Oregon, Tennessee, and Utah.

        The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

Note 9. Contingencies

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

Note 10. Business Combinations

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

Note 10. Business Combinations (Continued)

        At April 1, 2013, the Company's carrying value of its investment in Insight Holdings was $6,317. The difference between the Company's consolidation-date fair value of $6,594 and carrying value of $6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statements of operations.

Note 11. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, the Company adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of March 31, 2014.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At March 31, 2014, there were a total of 861,690 additional shares available for grant under the Plan.

        The fair value of option award is estimated on the date of grant using a lattice-based option valuation model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the stock of comparable public companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

        In March of 2014, the Company issued 35,000 options with a per share exercise price of $9.10. The options vest ratably over a three year period or ratably over a specified time frame as defined in the award agreement.

        The following weighted average assumptions were used by the Company for awards granted during the three months ended March 31, 2014:

2014
Risk-free interest rate	1.55%
Dividend yield	0.00%
Expected volatility	40%
Expected term (years)	5.0
Weighted average fair value of options granted	$3.37

        For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation costs in the amounts of $377 and $310, respectively. As of March 31, 2014 and December 31, 2013, unrecognized stock-based compensation costs to be recognized over future periods approximated $3,796 and $4,029, respectively. At March 31, 2014, the remaining unrecognized compensation expense is $1,734 for certain awards that vest solely upon a change in control and $2,062 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $3,796 is expected to be recognized over a weighted-average period of 1.6 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $-0- for the three months ended March 31, 2014 and 2013.

        Stock option activity for the three months ended March 31, 2014 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,691,531	$7.59	6.8	N/A
Granted	35,000	9.10	6.6	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2014	1,726,531	$7.63	6.6	N/A

Exercisable at March 31, 2014	575,327	$7.36	5.5	$1,233

Vested or expected to vest at March 31, 2014	1,408,860	$7.97	7.1	$1,342

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

        Restricted stock unit ("RSU") activity for the three months ended March 31, 2014, is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	60,582	$11.30	0.7	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2014	60,582	$11.30	0.5	N/A

Exercisable at March 31, 2014	48,872	$10.77	0.4	$464

Vested or expected to vest at March 31, 2014	60,582	$11.30	0.5	$576

        Stock appreciation rights activity for the three months ended March 31, 2014 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	292,944	$—	3.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at March 31, 2014	292,944	$—	3.3	N/A

Exercisable at March 31, 2014	201,108	$—	2.9	$376

Vested or expected to vest at March 31, 2014	201,108	$—	2.9	$376

Note 12. Business Segments

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended March 31, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$629,039		$60,495		$689,534
Goodwill	299,210		13,673		312,883
Other Intangible Assets	19,083		2,801		21,884
Total Revenues	$101,517	100.0%	$23,569	100.0%	$125,086	100.0%
Provision for Loan Losses	19,273	19.0%	10,854	46.1%	30,127	24.1%
Other Operating Expenses	39,647	39.1%	5,292	22.5%	44,939	35.9%
Operating Gross Profit	42,597	42.0%	7,423	31.4%	50,020	40.0%
Interest Expense, net	12,552	12.4%	800	3.4%	13,352	10.7%
Depreciation and Amortization	1,690	1.7%	534	2.3%	2,224	1.8%

        Intersegment revenues of $514 for the three months ending March 31, 2014, have been eliminated.

	As of and for the three months ended March 31, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$565,290		$28,557		$593,847
Goodwill	283,295		13,261		296,556
Other Intangible Assets	5,268		3,523		8,791
Total Revenues	$89,948	100.0%	$9,003	100.0%	$98,951	100.0%
Provision for Loan Losses	15,303	17.0%	3,786	42.1%	19,089	19.3%
Other Operating Expenses	36,423	40.5%	3,492	38.7%	39,915	40.3%
Operating Gross Profit	38,222	42.5%	1,725	19.2%	39,947	40.4%
Interest Expense, net	12,809	14.2%	—	0.0%	12,809	12.9%
Depreciation and Amortization	1,442	1.6%	611	6.8%	2,053	2.1%

        There were no intersegment revenues for the three months ending March 31, 2013.

Note 13. Income Taxes

        Community Choice Financial Inc. and subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to the consolidation of Insight Holdings which is considered a permanent difference between book and tax. The Company had no liability recorded for unrecognized tax benefits at March 31, 2014 and December 31, 2013.

Note 14. Transactions with Variable Interest Entities

        The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. Prior to April 1, 2013, the Company determined that Insight Holdings was a VIE but that the Company was not the primary beneficiary, and therefore, had not consolidated

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Transactions with Variable Interest Entities (Continued)

Insight Holdings. The investment in Insight was accounted for under the equity method. Effective with the extension of the line of credit on April 1, 2013, the Company has consolidated Insight Holdings. During 2013, the Company's membership interest increased to 22.7% as a result of Insight Holdings redeeming the membership interests of another member.

        The Company entered into a limited agency agreement with unaffiliated third-party lenders. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $1,111 and $1,387 as of March 31, 2014 and December 31, 2013, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $11.6 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not "Guarantor Subsidiaries" (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI's ability to pay dividends on, or repurchase, its common stock.

        As discussed in Note 10, the Company has consolidated Insight Holdings as of April 1, 2013. Insight Holdings is not a subsidiary of the Company is not a guarantor under the 2019 notes or 2020 notes and is not otherwise an obligor under the Company's debt instruments.

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

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. In addition, Insight Holdings Company, LLC, which is not a subsidiary of the Company but which the Company is consolidating as of April 1, 2013, does not guarantee and is not otherwise an obligor under the Notes. The Company's entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

        Of the entities included under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC and CCFI Funding are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and CCFI Funding was established on December 20, 2013. As of March 31, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $55,100 and $54,665 and total liabilities of $36,575 and $39,717, respectively and for the three months ended March 31, 2014 and 2013 had total revenues of $9,834 and $5,267, total operating expenses of $4,397 and $4,001, and net income of $3,898 and ($187), respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company has consolidated the entity as of April 1, 2013. As of March 31, 2014 and December 31, 2013, such consolidated entity had total assets of $38,182 and $37,718 and total liabilities of $3,980 and $4,777, respectively, and for the three months ended March 31, 2014 and was not consolidated and, therefore, not included in results of operations for the three months ending March 31,2013 had total revenues of $6,666, total operating expenses of $—0-, and net income of $172. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$137,241	$10,449	$—	$147,690
Restricted cash	—	901	764	—	1,665
Finance receivables, net	—	119,782	10,877	—	130,659
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	1,865	801	(1,865)	801
Other current assets	—	21,862	1,658	(14,120)	9,400
Deferred tax asset, net	—	9,157	—	—	9,157

Total current assets	—	291,922	24,549	(15,985)	300,486
Noncurrent Assets
Investment in Subsidiaries	353,091	17,099	—	(370,190)	—
Finance receivables, net	—	12,291	—	—	12,291
Leasehold improvements and equipment, net	—	24,502	3,662	—	28,164
Goodwill	—	265,435	47,448	—	312,883
Other intangible assets	—	4,316	17,568	—	21,884
Security deposits	—	2,993	99	—	3,092
Equity method investments	—	6,384	—	(6,384)	—
Deferred debt issuance costs	10,643	30	61	—	10,734

Total assets	$363,734	$624,972	$93,387	$(392,559)	$689,534

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$504	$53	$—	$557
Current portion of related party Florida seller notes	—	—	1,250	—	1,250
Subsidiary note payable	—	—	8,100	—	8,100
CCFI funding notes	—	—	2,720	(2,720)	—
Deferred revenue	—	2,748	—	—	2,748
Accrued interest	19,542	—	279	(271)	19,550
Money orders payable	—	13,795	—	—	13,795
Accounts payable and accrued liabilities	—	16,671	15,361	(2,161)	29,871

Total current liabilities	19,542	33,718	27,763	(5,152)	75,871
Noncurrent Liabilities
Accrued liabilities	—	700	—	—	700
Lines of credit	36,664	—	—	—	36,664
Capital lease obligation	—	289	6	—	295
Stock repurchase obligation	—	—	872	—	872
Related party Florida seller notes	—	—	11,212	—	11,212
Building note	—	—	714	—	714
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	4,806	—	—	4,806
Deferred tax liability, net	—	10,156	—	—	10,156

Total liabilities	476,206	49,669	40,567	(5,152)	561,290

Stockholders' Equity	(112,472)	575,303	52,820	(387,407)	128,244

Total liabilities and stockholders' equity	$363,734	$624,972	$93,387	$(392,559)	$689,534

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$84,432	$5,879	$—	$90,311
Restricted cash	—	755	659	—	1,414
Finance receivables, net	—	142,258	14,894	—	157,152
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	1,691	792	(1,677)	806
Other current assets	—	23,533	1,576	(15,593)	9,516
Deferred tax asset, net	—	9,157	—	—	9,157

Total current assets	—	262,940	23,800	(17,270)	269,470
Noncurrent Assets
Investment in Subsidiaries	344,114	15,590	—	(359,704)	—
Finance receivables, net	—	8,178	—	—	8,178
Leasehold improvements and equipment, net	—	22,347	3,457	—	25,804
Goodwill	—	265,949	46,585	—	312,534
Other intangible assets	—	4,901	18,471	—	23,372
Security deposits	—	2,987	99	—	3,086
Equity method investments	—	6,835	—	(6,835)	—
Deferred debt issuance costs	11,207	36	81	—	11,324

Total assets	$355,321	$589,763	$92,493	$(383,809)	$653,768

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$600	$81	$—	$681
Current portion of related party Florida seller notes	—	—	500	—	500
Subsidiary note payable	—	—	8,100	—	8,100
CCFI funding notes	—	—	2,720	(2,720)	—
Deferred revenue	—	2,682	—	—	2,682
Accrued interest	8,143	—	67	(59)	8,151
Money orders payable	—	14,481	1,014	—	15,495
Accounts payable and accrued liabilities	—	8,495	18,640	(1,980)	25,155

Total current liabilities	8,143	26,258	31,122	(4,759)	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075	—	—	1,075
Lines of credit	25,000	—	—	—	25,000
Capital lease obligation	—	245	12	—	257
Stock repurchase obligation	—	(114)	1,042	—	928
Related party Florida seller notes	—	—	11,909	—	11,909
Building note	—	—	420	—	420
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	5,403	—	—	5,403
Deferred tax liability, net	—	6,670	—	—	6,670

Total liabilities	453,143	39,537	44,505	(4,759)	532,426

Stockholders' Equity	(97,822)	550,226	47,988	(379,050)	121,342

Total liabilities and stockholders' equity	$355,321	$589,763	$92,493	$(383,809)	$653,768

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$82,776	$6,214	$(167)	$88,823
Check cashing fees	—	18,967	2,770	—	21,737
Card fees	—	1,474	6,578	(1,482)	6,570
Other	—	7,520	950	(514)	7,956

Total revenues	—	110,737	16,512	(2,163)	125,086

Operating expenses:
Salaries and benefits	—	17,990	1,612	—	19,602
Provision for loan losses	—	29,355	772	—	30,127
Occupancy	—	6,278	819	—	7,097
Advertising and marketing	—	3,788	202	(321)	3,669
Depreciation and amortization	—	1,778	176	—	1,954
Other	—	11,765	852	—	12,617

Total operating expenses	—	70,954	4,433	(321)	75,066

Operating gross profit	—	39,783	12,079	(1,842)	50,020

Corporate expenses	—	18,809	5,988	(1,675)	23,122
Depreciation and amortization	—	1,165	1,059	—	2,224
Interest expense, net	12,474	59	986	(167)	13,352
Interest expense allocation	(12,474)	12,474	—	—	—

Total coporate and other expenses	—	32,507	8,033	(1,842)	38,698

Income before income taxes	—	7,276	4,046	—	11,322
Provision for income taxes	—	2,861	1,591	—	4,452

Net income	—	4,415	2,455	—	6,870
Net income attributable to non-controlling interests	—	—	133	—	133

Net income	$—	$4,415	$2,322	$—	$6,737

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Revenues:
Finance receivable fees	$—	$66,663	$2,048	$68,711
Check cashing fees	—	19,789	2,427	22,216
Card fees	—	1,435	66	1,501
Other	—	5,780	743	6,523

Total revenues	—	93,667	5,284	98,951

Operating expenses:
Salaries and benefits	—	15,640	1,547	17,187
Provision for loan losses	—	18,403	686	19,089
Occupancy	—	5,704	743	6,447
Advertising and marketing	—	1,923	245	2,168
Depreciation and amortization	—	1,550	67	1,617
Other	—	11,395	1,101	12,496

Total operating expenses	—	54,615	4,389	59,004

Operating gross profit	—	39,052	895	39,947

Corporate expenses	—	14,595	166	14,761
Depreciation and amortization	—	1,356	697	2,053
Interest expense, net	12,006	213	590	12,809
Interest expense allocation	(12,006)	12,006	—	—
Loss on equity method investments	—	17	—	17

Total coporate and other expenses	—	28,187	1,453	29,640

Income (loss) before income taxes	—	10,865	(558)	10,307
Provision (benefit) for income taxes	—	4,461	(229)	4,232

Net income (loss)	$—	$6,404	$(329)	$6,075

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended March 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(2,687)	$59,441	$2,810	$59,564

Cash flows from investing activities
Net receivables (originated) repaid	—	(10,776)	3,529	(7,247)
Net acquired assets, net of cash	—	(386)	(1,318)	(1,704)
Internally developed software intangible asset	—	—	(32)	(32)
Purchase of leasehold improvements and equipment	—	(4,396)	(333)	(4,729)

Net cash provided by (used in) investing activities	—	(15,558)	1,846	(13,712)

Cash flows from financing activities
Payments on capital lease obligations, net	—	(52)	(34)	(86)
Net advances on lines of credit	11,664	—	—	11,664
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(345)	(345)
Intercompany activities	(8,977)	8,977	—	—

Net cash provided by (used in) financing activities	2,687	8,925	(85)	11,527

Net increase in cash and cash equivalents	—	52,808	4,571	57,379
Cash and cash equivalents:
Beginning	—	84,433	5,878	90,311

Ending	$—	$137,241	$10,449	$147,690

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended March 31, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$4,928	$36,341	$7,286	$48,555

Cash flows from investing activities
Net receivables repaid	—	3,136	289	3,425
Purchase of customer list intangible	—	(12)	—	(12)
Purchase of leasehold improvements and equipment	—	(1,305)	(211)	(1,516)

Net cash used in investing activities	—	1,819	78	1,897

Cash flows from financing activities
Intercompany activities	(4,928)	4,928	—	—

Net cash provided by (used in) financing activities	(4,928)	4,928	—	—

Net increase in cash and cash equivalents	—	43,088	7,364	50,452
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044

Ending	$—	$114,181	$15,315	$129,496

Note 17. Subsequent Events

        On April 28, 2014, the Compensation Committee of the Board of Directors of the Company approved a new retention plan. This new retention plan provides employees of the Company or its affiliates who are designated by the Committee the opportunity to earn a cash incentive award of $10.3 million over a period of three years. As a result of adopting the Retention Plan, outstanding awards under the Long Term Incentive Plan were cancelled.

        In addition, on May 2, 2014, the Company completed an offer to purchase 50% of the outstanding vested Restricted Stock Units held by certain of its named executive officers.

        On May 12, 2014, Insight Holdings, the consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings for a cash purchase price plus certain post-closing adjustments. The Company owns 22.7% of the member units that were sold. Based on the post-closing adjustments, the Company does not yet know the expected final purchase price. Management is working with Insight Holdings to more fully understand and quantify the effect of the transaction. Additionally, the Company has terminated the $3,000 revolving credit facility to Insight Holdings.

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

        Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, including integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

        Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

        We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, secured loans and other services that address the specific needs of our individual customers. Through our retail focused business model, which we refer to as our retail model, we strive to provide our customers with high-quality customer service and immediate access to retail financial services at competitive rates during convenient operating hours. As of March 31, 2014, we operated 522 retail storefront locations across 15 states. The Company also offers short-term consumer and installment loans via the internet.

        Our retail business model consists of, among other things, a focus on customer service, incentive-based compensation structures, strategies to increase customer traffic, an expanding product set and new distribution channels to address a larger share of our customers' financial needs. Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is to invest in and create a premier brand presence and to develop a highly trained and motivated workforce, all with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and by expanding our customer relationships through our additional product offerings.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We believe that our ability to execute on our retail model generates higher per store revenue than our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we integrate acquisitions into our operations. Acquisitions provide us with an existing market presence to build upon through our expanding product offerings. They also allow us to leverage an established customer base that can generate new word-of-mouth marketing and referrals while we implement our retail model at the acquired stores. Over 30% of our customers learned about our products and services through a referral. Finally, we believe our internet presence provides an additional channel to complement our retail model.

        We have also grown through store openings. We are actively growing our store count to increase our market presence. During the three months ended March 31, 2014, we opened seven stores.

        Our acquisitions include the Insight Holding Company LLC Acquisition. In November 2011, we purchased a 22.5% interest in Insight Holding, the parent company of, among other entities, Insight, for which we are an agent for its prepaid card product. Effective April 1, 2013, Insight Holdings was consolidated as a Variable Interest Entity ("VIE").

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2013, and the three months ended March 31, 2014.

	Yer Ended December 31,	Three Months Ended March 31,
	2013	2014
# of Locations
Beginning of Period	491	516
Opened	29	7
Closed	4	1

End of Period	516	522

Number of states served by our internet operations	24	24

        The following table provides the geographic composition of our physical locations as of December 31, 2013, and March 31, 2014:

	December 31, 2013	March 31, 2014
Alabama	30	31
Arizona	42	42
California	160	159
Florida	61	63
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	14	14
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Tennessee	13	17
Utah	10	10
Virginia	25	25

	516	522

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

        In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. In April 2012, the CFPB began its examination of the Company. We have received our report and remain in dialogue with the CFPB. At this time we do not anticipate any material changes to our operations as a result of the examination report.

Product Characteristics and Mix

        As we expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our secured loan offerings tend to have longer maturities than our short-term consumer loan offerings. In addition, the shift in mix to longer term loans results in a higher loan loss reserve. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, by establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing we may extend the customer relationship and increase associated revenue over time.

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

Critical Accounting Policies

        Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, include valuation of our net finance receivables, equity investments, goodwill and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management's control.

Finance Receivables, Net

        Finance receivables consist of three categories, short-term consumer loans, medium-term loans and secured loans.

        Short-term consumer loan products typically range in size from $100 to $1,000, with a maturity between 14 to 30 days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

        Medium-term loan products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and 36 months. These loans vary in structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments.

        Secured loan products typically range from $750 to $5,000, and are evidenced by a promissory note with a maturity between one and 24 months. The customer grants a right in collateral and the loan may be secured with a lien on the collateral. The risk characteristics of secured loans primarily depend on the regulatory requirements of each market. Repayment risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the underlying collateral.

        In some instances we maintain debt-purchasing arrangements with third-party lenders. We accrue for this obligation through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2013 and March 31, 2014 were $165.3 million and $143.0 million, respectively. The allowance for loan losses as of December 31, 2013 and March 31, 2014 were $18.0 million and $18.7 million, respectively. At December 31, 2013 and March 31, 2014, the allowance for loan losses was 9.5% and 11.3%, respectively, of total finance receivables, reflecting a higher mix of medium-term and secured loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2013 and March 31, 2014 are as follows (in thousands):

	December 31, 2013	March 31, 2014
Finance Receivables, net of unearned advance fees	$183,338	$161,655
Less: Allowance for loan losses	18,008	18,705

Finance Receivables, Net	$165,330	$142,950

        The total changes to the allowance for loan losses for the three months ended March 31, 2013 and 2014, were as follows (in thousands):

	Three months ended March 31,
	2013	2014
Allowance for loan losses
Beginning of Period	$9,114	$18,008
Provisions for loan losses	15,000	25,865
Charge-offs, net	(16,984)	(25,168)

End of Period	7,130	18,705

Allowance as a percentage of finance receivables,
net of unearned advance fees	6.28%	11.57%

        The provision for loan losses for the three months ended March 31, 2013, and 2014 includes losses from returned items from check cashing of $1.9 million and $1.6 million, respectively, and third party lender losses of $2.2 million and $2.6 million, respectively.

Goodwill and Equity Method Investments

        Management evaluates all long-lived assets for impairment annually as of December 31, or whenever events or changes in business circumstances indicate an asset might be impaired, including goodwill and equity method investments. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets at the date of the acquisition and the excess of purchase price over identified net assets acquired.

        Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Cards was accounted for under the equity method. On April 1, 2013, we extended a line of credit to Insight Holdings. We determined that, as a result of extending such line of credit, it should consolidate Insight Holdings effective as of April 1, 2013. See Note 10 to the consolidated financial statements.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the three months ended March 31, 2013 and 2014.

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

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011 in connection with the California Acquisition), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.8 million to result in cash tax savings of approximately $11.1 million at the expected combined rate of 40% for the fiscal year 2014 tax return. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 16 to the unaudited financial statements for the three months ended March 31, 2014, we had four non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor. As of March 31, 2014, of the entities under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC and CCFI Funding are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and CCFI Funding was established on December 20, 2013. As of March 31, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $55,100 and $54,665 and total liabilities of $36,575 and $39,717, respectively. For the three months ended March 31, 2014 and 2013 they had total revenues of $9,834 and $5,267, total operating expenses of $4,397 and $4,001, and net income of $3,898 and ($187), respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. As of March 31, 2014 and December 31, 2013, such consolidated entity had total assets of $38,182 and $37,718 and total liabilities of $3,980 and $4,777, respectively, and for the three months ended March 31, 2014 had total revenues of $6,666, total operating expenses of $-0-, and net income of $172. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Results of Operations

        The following table sets forth key operating data for the three months ended March 31, 2013 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Total Revenues	$98,951	$125,086	$26,135	26.4%	100.0%	100.0%
Operating Expenses
Salaries and benefits	17,187	19,602	2,415	14.1%	17.4%	15.7%
Provision for losses	19,089	30,127	11,038	57.8%	19.3%	24.1%
Occupancy	6,447	7,097	650	10.1%	6.5%	5.7%
Advertising and marketing	2,168	3,669	1,501	69.2%	2.2%	2.9%
Depreciation and amortization (store-level)	1,617	1,954	337	20.8%	1.6%	1.5%
Other operating expenses	12,496	12,617	121	1.0%	12.6%	10.1%

Total Operating Expenses	59,004	75,066	16,062	27.2%	59.6%	60.0%

Income from Operations	39,947	50,020	10,073	25.2%	40.4%	40.0%

Corporate and other expenses
Corporate expenses	14,427	22,751	8,324	57.7%	14.6%	18.2%
Depreciation and amortization (corporate)	2,053	2,224	171	8.3%	2.1%	1.8%
Interest	12,809	13,352	543	4.2%	12.9%	10.7%
Income Tax Expense	4,232	4,452	220	5.2%	4.3%	3.6%

Total corporate and other expenses	33,521	42,779	9,258	27.6%	33.9%	34.2%

Net income before management fee	6,426	7,241	815	12.7%	6.5%	5.8%
Sponsor Management Fee	351	371	20	5.7%	0.4%	0.3%

Net Income	6,075	6,870	795	13.1%	6.1%	5.5%

        The following tables set forth key loan and check cashing operating data as of and for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$462,095	$481,574
Number of loan transactions (in thousands)	1,107	1,177
Average new loan size	$417	$409
Average fee per new loan	$51.06	$51.49
Loan loss provision	$11,529	$13,373
Loan loss provision as a percentage of loan volume	2.49%	2.78%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$742,403	$747,409
Number of checks cashed (in thousands)	1,421	1,398
Face amount of average check	$522	$535
Average fee per check	$15.63	$15.55
Returned check expense	$1,928	$1,632
Returned check expense as a percent of face amount of checks cashed	0.26%	0.22%

	As of and for the Three Months Ended March 31,
	2013	2014
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$10,464	$45,796
Number of loans outstanding	22,138	58,380
Average principle outstanding	$473	$784
Weighted average monthly percentage rate	20.5%	18.1%
Allowance as a percentage of finance receivables	20.4%	24.5%
Loan loss provision	$2,355	$10,704
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$19,680	$24,575
Number of loans outstanding	18,403	20,799
Average principle outstanding	$1,069	$1,182
Weighted average monthly percentage rate	13.1%	12.1%
Allowance as a percentage of finance receivables	6.0%	6.9%
Loan loss provision	$1,116	$1,788

Operating Metrics

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$54,658	$58,205	$3,547	6.5%	55.2%	46.5%
Medium-term Loans	6,236	20,818	14,582	233.8%	6.3%	16.6%
Check Cashing Fees	22,216	21,737	(479)	(2.2)%	22.5%	17.4%
Prepaid Debit Card Services	1,501	6,570	5,069	337.7%	1.5%	5.3%
Secured Loan Fees	7,817	9,800	1,983	25.4%	7.9%	7.8%
Other Income	6,523	7,956	1,433	22.0%	6.6%	6.4%

Total Revenue	$98,951	$125,086	$26,135	26.4%	100.0%	100.0%

        For the three months ended March 31, 2014, total revenue increased by $26.1 million, or 26.4%, compared to the same period in 2013. The majority of this growth came from the expansion of the internet portfolio, the consolidation of Insight Holdings, and organic growth.

        Revenue from short-term consumer loan fees and interest for the three months ended March 31, 2014 increased $3.5 million, or 6.5%, compared to the same period in 2013. Growth from our internet segment, the Florida Acquisition, and California market, were the primary drivers of the revenue increase.

        Revenue from medium-term loans for the three months ended March 31, 2014 increased $14.6 million, or 233.8%, compared to the same period in 2013. The primary increase in medium-term loan revenue is due to the growth of the internet portfolio.

        Revenue from check cashing for the three months ended March 31, 2014 decreased $0.5 million, or 2.2%, compared to the same period in 2013 as part of a general decline in our check cashing business. We do not expect check cashing to be a growth avenue for the Company, but a product offering which we can leverage to drive traffic into our stores, creating and enhancing customer relationships.

        Revenue from prepaid debit card services increased as a result of the consolidation of Insight Holdings, which was effective as of April 1, 2013.

        Revenue from secured loan fees for the three months ended March 31, 2014 increased $1.9 million, or 25.4%, compared to the same period in 2013. We grew secured loan revenue principally through expansion of our California portfolio.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$17,187	$19,602	$2,415	14.1%	17.4%	15.7%
Provision for Loan Losses	19,089	30,127	11,038	57.8%	19.3%	24.1%
Occupancy	6,447	7,097	650	10.1%	6.5%	5.7%
Depreciation & Amortization (Store-level)	1,617	1,954	337	20.8%	1.6%	1.5%
Advertising & Marketing	2,168	3,669	1,501	69.2%	2.2%	2.9%
Bank Charges	1,136	1,200	64	5.6%	1.1%	1.0%
Store Supplies	705	1,001	296	42.0%	0.7%	0.7%
Collection Expenses	974	971	(3)	(0.3)%	1.0%	0.8%
Telecommunications	1,402	1,575	173	12.3%	1.4%	1.3%
Security	720	639	(81)	(11.3)%	0.7%	0.5%
License & Other Taxes	432	367	(65)	(15.0)%	0.4%	0.3%
Other Operating Expenses	7,127	6,864	(263)	(3.7)%	7.2%	5.5%

Total Operating Expenses	59,004	75,066	16,062	27.2%	59.6%	60.0%

Income from Operations	$39,947	$50,020	$10,073	25.2%	40.4%	40.0%

        Total operating expenses increased by $16.1 million, or 27.2%, for the three months ended March 31, 2014 as compared to the same period in 2013. This overall increase was due to expenses related to growing our portfolio, and a higher provision for loan losses related to portfolio growth and medium terms loans. As a percent of revenue, salaries and benefits decreased from 17.4% to 15.7% for the three months ended March 31, 2014 as compared to the prior year.

        Advertising and marketing expense increased by $1.5 million, or 69.2%, for the three months ended March 31, 2014 as compared to the prior year period due primarily to marketing in our internet segment.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$14,427	$22,751	$8,324	57.7%	14.6%	18.2%
Depreciation & Amortization (Corporate)	2,053	2,224	171	8.3%	2.1%	1.8%
Sponsor Management Fee	351	371	20	5.7%	0.4%	0.3%
Interest	12,809	13,352	543	4.2%	12.9%	10.7%
Income Tax Expense	4,232	4,452	220	5.2%	4.3%	3.6%

Total Corporate and Other Expenses	33,872	43,150	9,278	27.4%	34.2%	34.5%

        Corporate expenses increased, by $8.3 million, from 14.6% to 18.2% of revenue during the three months ended March 31, 2014 as compared to the prior period in 2013 primarily due to the consolidation of Insight Holdings during 2013 and the employee retention plan in 2014.

        Depreciation and amortization increased $0.2 million during the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to the amortization of intangible assets of Insight Holdings.

        Interest expense, increased to $13.4 million during the three months ended March 31, 2014 as compared to $12.8 million for the same period in 2013, or an increase of 4.2%, from carrying outstanding balances on our lines of credit.

Business Segment Results of Operations for the Three Months Ended March 31, 2014

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended March 31, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$629,039		$60,495		$689,534
Goodwill	299,210		13,673		312,883
Other Intangible Assets	19,083		2,801		21,884
Total Revenues	$101,517	100.0%	$23,569	100.0%	$125,086	100.0%
Provision for Loan Losses	19,273	19.0%	10,854	46.1%	30,127	24.1%
Other Operating Expenses	39,647	39.1%	5,292	22.5%	44,939	35.9%
Operating Gross Profit	42,597	42.0%	7,423	31.4%	50,020	40.0%
Interest Expense, net	12,552	12.4%	800	3.4%	13,352	10.7%
Depreciation and Amortization	1,690	1.7%	534	2.3%	2,224	1.8%

        Intersegment revenues of $514 for the three month period ending March 31, 2014 have been eliminated.

	As of and for the three months ended March 31, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$565,290		$28,557		$593,847
Goodwill	283,295		13,261		296,556
Other Intangible Assets	5,268		3,523		8,791
Total Revenues	$89,948	100.0%	$9,003	100.0%	$98,951	100.0%
Provision for Loan Losses	15,303	17.0%	3,786	42.1%	19,089	19.3%
Other Operating Expenses	36,423	40.5%	3,492	38.7%	39,915	40.3%
Operating Gross Profit	38,222	42.5%	1,725	19.2%	39,947	40.4%
Interest Expense, net	12,809	14.2%	—	0.0%	12,809	12.9%
Depreciation and Amortization	1,442	1.6%	611	6.8%	2,053	2.1%

        There were no intersegment revenues for the three months ending March 31, 2013.

Retail Financial Services

        Retail financial services represented 81.2%, or $101.5 million, of consolidated revenues for the three months ended March 31, 2014.

        For the three months ended March 31, 2014 total revenues in the Retail segment increased by $11.6 million, or 12.9%, compared to the prior year comparable period. During the three months ended March 31, 2014, Retail financial services grew from the consolidation of Insight and new retail locations. We also experienced strong organic growth in our short-term and medium-term portfolios.

Internet Financial Services

        For the three months ended March 31, 2014, total revenues contributed by our Internet financial services segment was $23.6 million, an increase of $14.6 million, or 161.8% over the three months ended March 31, 2013. As the Company expanded this segment, the mix of customers shifted towards a higher percentage of new customers resulting in a 46.1% provision for loan losses compared to 42.1% for the three months ended March 31, 2013. Operating expenses in the current quarter increased by $1.8 million but fell as a percentage of total revenue to 22.5% versus 38.7% in 2013. Operating gross profit of $7.4 million is an increase of 330.3%, or $5.7 million, over 2013, and also improved to 31.5% of revenue from 19.2% in 2013.

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

Three Month Cash Flow Analysis

        The table below summarizes our cash flows for the three months ended March 31, 2013 and 2014.

	Three Months Ending March 31,
(in thousands)	2013	2014
Net Cash Provided by Operating Activities	$48,555	$59,564
Net Cash Provided By (Used in) Investing Activities	1,897	(13,712)
Net Cash Provided by Financing Activities	—	11,527

Net Increase in Cash and Cash Equivalents	$50,452	$57,379

        Cash Flows from Operating Activities.    During the three months ended March 31, 2014, net cash provided by operating activities was $59.6 million compared to $48.6 million in the three months ended March 31, 2013, an $11.0 million increase. Cash flows from operating activities increased primarily due to net income and the non-cash increased provisioning in 2014.

        Cash Flows from Investing Activities.    During the three months ended March 31, 2014, net cash used in investing activities was $13.7 million. The primary use of cash was the origination of $7.2 million of loans and $4.7 million in capital expenditures as we expand our stores. During the three months ended March 31, 2013, net cash provided by investing activities was $1.9 million primarily due to the repayment of loans.

        Cash Flows from Financing Activities.    During the three months ended March 31, 2014, net cash provided by financing activities was $11.5 million. The primary source of cash was $11.7 million in borrowings under our revolving credit facilities.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing this revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2013 and March 31, 2014, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the three months ended March 31, 2013 and 2014, we spent $1.5 million and $4.7 million, respectively, on capital expenditures. The increase is primarily due to re-branding stores in select markets, and opening retail locations in the Alabama, Florida, and Tennessee markets.

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

        On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary funding came from an $8.1 million note payable to acquire the loans.

        On June 26, 2013, the Company entered into a Software License Agreement ("SLA") and a Software Support and Maintenance Agreement ("MSA") (collectively, the "eCash Agreements") with eCash Software Systems, Inc. ("eCash") to acquire a perpetual license for a new point-of-sale and operations platform system. Under the eCash Agreement, eCash will license to the Company and its subsidiaries software capable of managing retail and on-line-transactional information, revenue, and collections (the "Licensed Systems"). The implementation of the Licensed Systems commenced in July 2013. The eCash Agreements contain detailed terms governing license fees, professional services fees and ongoing maintenance fees, including credits, as well as fees and rates for services that may be requested by the Company. The total estimated amount to be paid to eCash with respect to the SLA is in excess of $4.5 million, the ("License Purchase Price"). This License Purchase Price is payable semi-annually over five years and is subject to customary provisions including provisions related to delivery milestones and performance. Pursuant to the MSA, the Company has also committed to purchase maintenance for five years with fees dependent upon the number of licensed locations and requested additional services.

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

Loan Portfolio

        As of March 31, 2014, we offered loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term over the unearned advance fees. Other products interest is earned over the term of the loan.

        As of March 31, 2014 and December 31, 2013, our total finance receivables net of unearned advance fees were approximately $161.7 million and $183.3 million, respectively.

Investee Companies

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

        On May 12, 2014, Insight Holdings, the consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings for a cash purchase price plus certain post-closing adjustments. The Company owns 22.7% of the member units that were sold. Based on the post-closing adjustments, the Company does not yet know the expected final purchase price. Management is working with Insight Holdings to more fully understand and quantify the effect of the transaction. Additionally, the Company has terminated the $3,000 revolving credit facility to Insight Holdings.

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2014 and December 31, 2013, the outstanding amount of active consumer loans was $7.7 million and $9.2 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million and $1.5 million as of March 31, 2014 and December 31, 2013, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of March 31, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

        As of March 31, 2014, we had $478.8 million of indebtedness, of which, $36.7 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to an additional $9.0 million of lines of credit which are subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, although we are not party to any active litigation raising such claims, legal proceedings may be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

ITEM 1A.    RISK FACTORS.

        There have been no material changes with respect to the risk factors disclosed under the "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

(i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited); (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) —submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer