Form 10-Q
period 2014-06-30
Community Choice Financial Inc.
filed 2014-08-14
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission File Number: 001-35537

COMMUNITY CHOICE FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	45-1536453 (IRS Employer Identification No.)
6785 Bobcat Way, Suite 200, Dublin, Ohio (Address of principal executive offices)	43016 (Zip Code)

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

        There is no market for the registrant's equity. As of June 30, 2014, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2014

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$124,832	$90,311
Restricted cash	3,150	1,414
Finance receivables, net of allowance for loan losses of $19,227 and $15,548	155,112	157,152
Short-term investments, certificates of deposit	1,115	1,114
Card related pre-funding and receivables	1,785	806
Other current assets	8,252	9,516
Deferred tax asset, net	11,411	9,157

Total current assets	305,657	269,470
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $5,069 and $2,460	15,390	8,178
Property, leasehold improvements and equipment, net	29,109	25,804
Goodwill	295,700	312,534
Other intangible assets	4,871	23,372
Security deposits	3,070	3,086
Deferred debt issuance costs	10,359	11,324

Total assets	$664,156	$653,768

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$470	$681
Current portion of line of credit	36,664	—
Current portion of related party Florida seller notes	2,000	500
Current portion of subsidiary note payable	8,100	8,100
Deferred revenue	2,748	2,682
Accrued interest	8,109	8,151
Money orders payable	13,541	15,495
Accounts payable and accrued liabilities	30,833	25,155

Total current liabilities	102,465	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075
Lines of credit	—	25,000
Subsidiary note payable	17,250	—
Capital lease obligation	402	257
Stock repurchase obligation	888	928
Related party Florida seller notes	10,516	11,909
Mortgage note payable	—	420
Senior secured notes	420,000	420,000
Deferred revenue	4,119	5,403
Deferred tax liability, net	11,708	6,670

Total liabilities	567,348	532,426

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at June 30, 2014 and December 31, 2013	90	90
Additional paid-in capital	126,972	125,487
Non-controlling interest	—	26,428
Retained deficit	(30,254)	(30,663)

Total stockholders' equity	96,808	121,342

Total liabilities and stockholders' equity	$664,156	$653,768

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Finance receivable fees	$91,803	$67,546	$180,626	$136,257
Check cashing fees	19,880	19,976	41,617	42,192
Card fees	1,807	1,585	3,330	3,086
Other	5,950	6,156	13,769	12,679

Total revenues	119,440	95,263	239,342	194,214

Operating expenses:
Salaries and benefits	20,058	17,667	39,660	34,854
Provision for loan losses	44,155	26,157	74,282	45,246
Occupancy	7,502	6,504	14,599	12,951
Advertising and marketing	4,446	3,575	8,115	5,744
Depreciation and amortization	2,003	1,788	3,957	3,405
Other	13,194	11,630	25,811	24,125

Total operating expenses	91,358	67,321	166,424	126,325

Operating gross profit	28,082	27,942	72,918	67,889

Corporate and other expenses
Corporate expenses	16,542	14,325	35,430	29,086
Depreciation and amortization	1,405	1,777	2,868	3,830
Interest expense, net	13,362	12,870	26,697	25,679
Gain on equity method investments	—	(277)	—	(260)

Total corporate and other expenses	31,309	28,695	64,995	58,335

Income (loss) from continuing operations, before tax	(3,227)	(753)	7,923	9,554

Provision (benefit) for income taxes	(1,226)	(257)	3,226	3,975

Income (loss) from continuing operations, net of tax	(2,001)	(496)	4,697	5,579
Discontinued operations (net of provision (benefit) for income taxes of $1,483, ($468), $1,353, and ($468)	(4,758)	(701)	(4,585)	(701)

Net income (loss)	(6,759)	(1,197)	112	4,878
Net loss attributable to non-controlling interests	(431)	(906)	(297)	(906)

Net income (loss) attributable to controlling interests	$(6,328)	$(291)	$409	$5,784

Amounts attributable to Community Choice Financial:
Net income (loss) from continuing operations, net of tax	$(2,001)	$(496)	$4,697	$5,579
Discontinued operations, net of tax	(4,327)	205	(4,288)	205

Net income (loss) attributable to Community Choice Financial	$(6,328)	$(291)	$409	$5,784

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2014

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Non-controlling Interest	Retained Deficit
	Shares	Amount				Total
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	1,592	—	—	1,592
Restricted stock unit buy-back	—	—	(107)	—	—	(107)
De-consolidation of Insight Holdings	—	—	—	(25,744)	—	(25,744)
Member distribution	—	—	—	(387)	—	(387)
Net income (loss)	—	—	—	(297)	409	112

Balance, June 30, 2014	8,981,536	$90	$126,972	$—	$(30,254)	$96,808

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$112	$4,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	74,282	45,437
Loss on deconsolidation of Insight Holdings	4,585	—
Gain on disposal of assets	(46)	(16)
Gain on equity method investments	—	(260)
Depreciation	5,095	4,452
Amortization of note discount and deferred debt issuance costs	1,288	1,407
Amortization of intangibles	2,871	3,753
Deferred income taxes	2,374	2,169
Change in fair value of stock repurchase obligation	(40)	(252)
Stock-based compensation	1,592	678
Changes in assets and liabilities:
Card related pre-funding and receivables	(439)	6,753
Restricted cash	(2,473)	528
Other assets	223	886
Deferred revenue	(1,218)	(1,343)
Accrued interest	(42)	(319)
Money orders payable	(1,954)	700
Accounts payable and accrued expenses	7,097	(577)

Net cash provided by operating activities	93,307	68,874

Cash flows from investing activities
Net receivables originated	(78,757)	(42,450)
Net acquired assets, net of cash	(2,020)	1,595
Purchase of customer list intangible asset	—	(22)
Internally developed software intangible asset	(72)	(81)
De-consolidation of Insight Holdings	(628)	—
Proceeds from sale of equity investment	3,500	—
Proceeds from sale of leasehold improvements and equipment	—	181
Purchase of leasehold improvements and equipment	(9,290)	(4,209)

Net cash used in by investing activities	(87,267)	(44,986)

Cash flows from financing activities
Proceeds from subsidiary note	17,250	—
Payments on capital lease obligations, net	(17)	(38)
Net advances on lines of credit	11,664	30,000
Buy back of restricted stock units	(107)	—
Payments on mortgage note payable	(426)	—
Proceeds from refinance of mortgage note payable	720	—
Net payments of long-term debt	—	(750)
Member distribution	(387)	—
Debt issuance costs	(216)	—

Net cash provided by financing activities	28,481	29,212

Net increase in cash and cash equivalents	34,521	53,100
Cash and cash equivalents:
Beginning	90,311	79,044

Ending	$124,832	$132,144

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011 under the laws of the State of Ohio. As of June 30, 2014, the Company owned and operated 531 stores in 15 states and had an internet presence in 24 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term loans, check cashing, prepaid debit cards, and other services that address the specific needs of our individual customers.

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

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company previously determined that Insight Holdings Company, LLC ("Insight Holdings") was a Variable Interest Entity ("VIE") of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation.

        Reclassifications:    Certain amounts reported in the consolidated financial statements for the three months and six months ended June 30, 2013 have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and six months ended June 30, 2014, without affecting the previously reported net income or stockholders' equity. Prior periods have been restated in the statement of operations for the discontinued operations of Insight Holdings.

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

        As a result of the Company's charge-off policies, accounts are charged-off between 1 and 91 days past due rather than being placed in nonaccrual status.

        Cash and cash equivalents:    Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

        Restricted cash:    Restricted cash includes the carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restricted cash represents the funds collected in advance from Insight Holdings and Insight Holding's retail agents that are held at the card issuing bank for future loads to be received from cardholders at point of sale or through electronic funds transfer, and cash used to meet minimum net worth requirements. Effective with the sale of Insight, restricted cash represents only cash used to meet minimum net worth requirements for state licensing.

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

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,788 of the $200,082 of total receivables at June 30, 2014 and $1,793 of the $189,108 of total receivables at December 31, 2013.

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

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are 60 days past due. For medium term loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are 91 days past due. The Company's line of credit products are charged-off on the thirty first day past due.

        For secured loans that are 30 days in duration, the Company's policy requires that balances be charged off when accounts are 30 days past due. For secured loans that have terms ranging from 60 days to one year, the Company's policy dictates that balances be charged off when accounts are 60 days past due. For secured loans that have terms of greater than one year, the Company's policy requires that balances be charged off when accounts are 91 days past due.

        Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

        Card related pre-funding and receivables:    Prior to April 1, 2013, the Company acted as an agent for Insight Holdings marketing prepaid debit cards. Pursuant to the Company's agreement, the Company was required to pre-fund certain card activity. The Company was also the beneficiary of certain receivables resulting from its card sales that relate to the commissions earned from this entity payable according to negotiated terms. On April 1, 2013, the Company extended a line of credit to Insight Holdings and consolidated Insight Holdings. Effective April 1, 2013, the card related prefunding between the Company and Insight Holdings has been eliminated and represents prefunding by Insight Holdings to the banks for card activity. However, when Insight Holdings was sold on May 12, 2014, the prefunding reverted back to the Company acting as an agent and required to pre-fund certain card activity.

        Deferred loan origination costs:    Direct costs incurred for the origination of loans, which consist mainly of direct and employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are paid in full.

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

        The Company's other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended June 30, 2014 and 2013 were $1,218 and $2,118, and for the six months ended June 30, 2014 and 2013 were $2,871 and $3,753, respectively.

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

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company consolidated Insight Holdings as of April 1, 2013 as the Company determined that it is the primary beneficiary of the variable interest entity. Effective May 12, 2014, Insight Holdings was sold to a third party and is classified as a discontinued operation.

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

        Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the three months ended June 30, 2014 and 2013 was $4,446 and $3,575, and for the six months ended June 30, 2014 and 2013 were $8,115 and $5,744 respectively. Corporate level advertising and marketing expense for the three months ended June 30,

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

2014 and 2013 were $340 and $10 and for the six months ended June 30, 2014 and 2013 were $600 and $35, respectively.

        Operating expenses:    The direct costs incurred in operating the Company's operations have been classified as operating expenses. Operating expenses include salaries and benefits of operations employees, internet operations, provision for loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs. District and regional managers' salaries are included in corporate expenses. Insight Holdings activity is included in corporate expenses.

        Discontinued operations:    Effective May 12, 2014, Insight Holdings was sold to a third party and its operations have been classified as discontinued operations on the Consolidated Statement of Operations. As discussed in Note 14, Insight Holdings is now treated as a discontinued operation and prior periods have been restated on the statement of operations.

        Preopening costs:    New store preopening costs are expensed when incurred.

        Impairment of long-lived assets:    The Company evaluates all long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at June 30, 2014 and December 31, 2013, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") and our 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt.

        The fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	June 30, 2014
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$124,832	$124,832	1
Restricted cash	3,150	3,150	1
Finance receivables	170,502	170,502	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	338,910	1
12.75% Senior secured notes	25,000	21,450	2
Related party Florida seller notes	12,516	12,516	2
Lines of Credit	36,664	36,664	2
Subsidiary Note payable	25,350	25,350	2
Stock repurchase obligation	888	888	2

	December 31, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$90,311	$90,311	1
Restricted cash	1,414	1,414	1
Finance receivables	165,330	165,330	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	2
Related party Florida seller notes	12,409	12,409	2
Lines of Credit	25,000	25,000	2
Subsidiary Note payable	8,100	8,100	2
Stock repurchase obligation	928	928	2
Mortgage note payable	420	420	2

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the impact of ASU 2014-09 on its financial position and results of operations.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Short-term consumer loans	$102,211	$110,826
Medium-term loans	66,320	46,497
Secured loans	31,551	31,785

Gross receivables	200,082	189,108
Unearned advance fees, net of deferred loan origination costs	(5,284)	(5,770)

Finance receivables before allowance for loan losses	194,798	183,338
Allowance for loan losses	(24,296)	(18,008)

Finance receivables, net	$170,502	$165,330

Finance receivable, net
Current portion	$155,112	$157,152
Non-current portion	15,390	8,178

Total finance receivable, net	$170,502	$165,330

        Changes in the allowance for the loan losses by product type for the three months ended June 30, 2014 are as follows:

	Balance 4/1/2014	Provision	Charge-Offs	Recoveries	Balance 6/30/2014	Receivables 6/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$3,655	$19,974	$(37,701)	$18,620	$4,548	$102,211	4.45%
Medium-term loans	13,108	14,816	(11,887)	1,094	17,131	66,320	25.83%
Secured loans	1,942	3,333	(8,012)	5,354	2,617	31,551	8.29%

	$18,705	$38,123	$(57,600)	$25,068	$24,296	$200,082	12.14%

        The provision for loan losses for the three months ended June 30, 2014 also includes losses from returned items from check cashing of $1,924.

        Changes in the allowance for the loan losses by product type for the six months ended June 30, 2014 are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 6/30/2014	Receivables 6/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$4,807	$33,347	$(76,155)	$42,549	$4,548	$102,211	4.45%
Medium-term loans	11,024	25,520	(21,582)	2,169	17,131	66,320	25.83%
Secured loans	2,177	5,121	(16,660)	11,979	2,617	31,551	8.29%

	$18,008	$63,988	$(114,397)	$56,697	$24,296	$200,082	12.14%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The provision for loan losses for the six months ended June 30, 2014 also includes losses from returned items from check cashing of $3,556.

        Changes in the allowance for the loan losses by product type for the three months ended June 30, 2013 are as follows:

	Balance 4/1/2013	Provision	Charge-Offs	Recoveries	Balance 6/30/2013	Receivables 6/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$3,072	$16,914	$(33,871)	$18,398	$4,513	$96,746	4.66%
Medium-term loans	2,722	3,612	(2,834)	418	3,918	19,870	19.72%
Secured loans	1,336	1,840	(6,745)	4,900	1,331	24,733	5.38%

	$7,130	$22,366	$(43,450)	$23,716	$9,762	$141,349	6.91%

        The provision for loan losses for the three months ended June 30, 2013 also includes losses on tax loans of $5, and losses from returned items from check cashing of $1,638.

        Changes in the allowance for the loan losses by product type for the six months ended June 30, 2013 are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 6/30/2013	Receivables 6/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$28,443	$(68,712)	$40,438	$4,513	$96,746	4.66%
Medium-term loans	3,077	5,967	(6,201)	1,075	3,918	19,870	19.72%
Secured loans	1,693	2,956	(13,942)	10,624	1,331	24,733	5.38%

	$9,114	$37,366	$(88,855)	$52,137	$9,762	$141,349	6.91%

        The provision for loan losses for the six months ended June 30, 2013 also includes losses on tax loans of $9, and losses from returned items from check cashing of $3,562.

        Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,197	$771	$1,481	$392
Provision for loan losses	4,108	2,148	6,738	4,309
Charge-offs, net	(3,910)	(2,566)	(6,824)	(4,348)

Balance, end of period	$1,395	$353	$1,395	$353

        The Company has subsidiaries that facilitate third party lender loans. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $8,915 and $9,228 at June 30, 2014 and December 31, 2013, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

        The aging of receivables at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
Current finance receivables	$183,086	91.4%	$174,651	92.4%
Past due finance receivables (1 - 30 days)
Medium-term loans	8,128	4.1%	5,065	2.7%
Secured loans	2,780	1.4%	2,534	1.3%

Total past due finance receivables (1 - 30 days)	10,908	5.5%	7,599	4.0%

Past due finance receivables (31 - 60 days)
Medium-term loans	3,511	1.9%	5,220	2.8%
Secured loans	613	0.2%	657	0.3%

Total past due finance receivables (31 - 60 days)	4,124	2.1%	5,877	3.1%

Past due finance receivables (61 - 90 days)
Medium-term loans	1,721	0.9%	822	0.4%
Secured loans	243	0.1%	159	0.1%

Total past due finance receivables (61 - 90 days)	1,964	1.0%	981	0.5%

Total delinquent	16,996	8.6%	14,457	7.6%

	$200,082	100.0%	$189,108	100.0%

Note 3. Related Party Transactions and Balances

        Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees pursuant to this agreement for the three months ended June 30, 2014 and 2013 were $269 and $336, and for the six months ended June 30, 2014 and 2013 were $640 and $687, respectively.

        The Company's senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent for usage of the aircraft for the three months ended June 30, 2014 and 2013 were $29 and $-0-, and for the six months ended June 30, 2014 and 2013 were $68 and $-0-,respectively, and are included with corporate expenses on the consolidated statements of operations.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances (Continued)

        Certain retail locations of the Company are owned by related parties and leased from the related parties. Related party rent for the three months ended June 30, 2014 and 2013 were $282 and $267, and for the six months ended June 30, 2014 and 2013 were $559 and $550, respectively, and are included with occupancy expense on the consolidated statements of operations.

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as a related party transaction because the sellers in the Florida Acquisition, and recipients of the notes, became shareholders of the Company.

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Goodwill	$295,700	$312,534

Other intangible assets, net:
Non-compete agreements	$522	$824
Trade names	2,444	4,977
Customer lists	1,359	14,124
Internally developed software	546	3,447

	$4,871	$23,372

        The Company conducted its annual test for impairment of goodwill as of December 31, 2013 for both Retail financial and Internet financial services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

        The Company performed a subsequent goodwill impairment test for the retail services segment as required when a portion of the segment is sold. This resulted in no impairment of goodwill.

        Intangible amortization expense for the three months ended June 30, 2014 and 2013 were $1,218 and $2,118, and for the six months ended June 30, 2014 and 2013 were $2,871 and $3,753, respectively.

        Intangible assets for Insight Holdings were $15,923 at the date of sale in May of 2014.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt

        Senior secured notes payable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on the Company's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company's revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the Indentures governing the Company's notes. In addition, the agreement governing the Company's revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of June 30, 2014, we were in compliance with these covenants.

        Lines of credit at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC's assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, due April 2015, collateralized by all Company assets	36,664	25,000

	36,664	25,000
Less current maturities	36,664	—

Long-term portion	$—	$25,000

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5.00% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.50% or 1-month LIBOR plus 1.00%) plus a margin of 4.00%, and will mature on April 29, 2015. The 3-month LIBOR rate was 0.23% and 0.24% at June 30, 2014 and December 31, 2013, respectively, and the prime rate was 3.25% at June 30, 2014 and December 31, 2013. The weighted average interest rate of our revolving credit borrowings during the six months ended June 30, 2014 was 6.12%.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        Non-guarantor notes payable at June 30, 2014, and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$7,684	$7,619
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments, August 2016	4,832	4,790
$1,500 non-guarantor term note, secured, 0.00%, quarterly principal and interest payments, paid off November 2013	—	—

	12,516	12,409
Less current maturities	2,000	500

Long-term portion	$10,516	$11,909

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers in the Florida Acquisition, and recipients of the notes, now being shareholders of the Company. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $54 and $107 for the three months ended June 30, 2014 and 2013, and was $107 and $272 for the six months ended June 30, 2014 and 2013, respectively.

        The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The indenture governing the Company's non-guarantor secured related party Florida seller notes due 2016 contains covenants that limit the ability of the Company's non-guarantor subsidiaries party thereto to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of its current assets. These covenants were evaluated for compliance quarterly beginning on December 31, 2012. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary party thereto. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries.

        On November 1, 2013, the Company entered into an amendment to the related party Florida seller notes. Pursuant to this amendment, the non-guarantor subsidiary pre-paid $2,500 of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $500, such non-guarantor subsidiary settled in full, the $1,500 note with the resulting gain being recognized as an equity adjustment. The $8,000 and $9,000 notes were further amended to provide the non-guarantor subsidiary the option to prepay the notes at a 20.00% discount through September 30, 2014, or at a 15.00% discount from October 1, 2014 through September 30, 2015.

        On December 20, 2013 and June 19, 2014 the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding came from a note payable to finance the loan acquisitions.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        The subsidiary notes payable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
$8,100 Revolving credit, secured, interest rate as defined below, collateralized by acquired loans, due December 2014	$8,100	$8,100
$17,250 Revolving credit, secured, interest rate as defined below, collateralized by acquired loans, due June 2016	17,250	—

	25,350	8,100
Less current maturities	8,100	8,100

Long-term portion	$17,250	$—

        The 1-year, $8,100 term note, bears interest monthly at the lesser of (a) the maximum rate or (b) if prior to the adjustment date of June 20, 2014, 20.00%, and after the adjustment date, 17.00%, provided no default has occurred.

        The 2-year, $17,250 term note, bears interest monthly at 17.50% per annum and decreasing to 16.50% per annum after twelve months.

        The mortgage note payable, bears interest at 4.95%, was refinanced on January 21, 2014 and was de-consolidated with the sale of Insight Holdings on May 12, 2014. The outstanding balance at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
$720 term note, 4.95% interest rate, due January 2019	$—	$420

Long-term portion	$—	$420

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$3,827	$5,665
Accrued payroll	6,684	4,628
Compensated absences	2,150	1,419
Wire transfers payable	5,242	3,673
Accrual for third-party losses	1,395	1,481
Deferred rent	986	961
Bill payment	1,514	838
Self insurance	1,147	—
Other	7,888	6,490

	$30,833	$25,155

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at June 30, 2014, is due as follows:

June 30,	Capital Leases	Operating Leases
2015	549	23,852
2016	306	18,687
2017	138	15,009
2018	—	10,129
2019	—	5,440
Thereafter	—	4,959

Total minimum lease payments	993	$78,076

Less amount representing interest (ranging from 2.25% to 14.34%)	(121)

Present value of net minimum lease payments	872
Less current portion	(470)

Long term portion	$402

        Rental expense totaled $7,592 and $6,846 for the three months ended June 30, 2014 and 2013, and $14,940 and $13,486 for the six months ended June 30, 2014 and 2013, respectively.

Note 8. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is with customers living in thirty-two states and consequently such customers' ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected. The following table summarizes the allocation of the portfolio balance by state at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$19,168	9.6%	$17,084	9.0%
Arizona	14,199	7.1	15,957	8.4
California	59,381	29.7	50,877	26.9
Florida	8,232	4.1	8,554	4.5
Ohio	38,380	19.2	43,330	22.9
Virginia	15,068	7.5	14,491	7.7
Other retail segment states	27,558	13.8	27,269	14.5
Other internet segment states	18,096	9.0	11,546	6.1

Total	$200,082	100.0%	$189,108	100.0%

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

Note 10. Business Combinations

  Retail Financial Services

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company determined that the line of credit represents financial support constituting a variable interest and the Company was the primary beneficiary. As a result of these determinations, the Company consolidated Insight Holdings as of April 1, 2013. No additional consideration was transferred in order to effect the consolidation and no consolidation-related costs were incurred.

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

$6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statements of operations for the six months ended June 30, 2013.

        Effective May 12, 2014, Insight Holdings was sold to a third party and is being treated as a discontinued operation. See Note 14.

Note 11. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, the Company adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of June 30, 2014.

        The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

        The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the graded vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At June 30, 2014, there were a total of 883,290 additional shares available for grant under the Plan.

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

        In May of 2014, the Company settled one half of the vested outstanding Restricted Stock Units held by certain of its named executive officers. The number of shares purchased was 11,710 at a total cost of $107.

        The following weighted average assumptions were used by the Company for awards granted during the six months ended June 30, 2014:

2014
Risk-free interest rate	1.55%
Dividend yield	0.00%
Expected volatility	40%
Expected term (years)	5.0
Weighted average fair value of options granted	$3.37

        For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation costs in the amounts of $1,592 and $678, respectively. As of June 30, 2014 and December 31, 2013, unrecognized stock-based compensation costs to be recognized over future periods approximated $2,617 and $4,029, respectively. At June 30, 2014, the remaining unrecognized compensation expense is $958 for certain awards that vest solely upon a change in control and $1,660 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $2,617 is expected to be recognized over a weighted-average period of 1.5 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $-0- for the three month period ended June 30, 2014 and 2013, and $-0- for the six month period ended June 30, 2014 and 2013.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

        Stock option activity for the six months ended June 30, 2014 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,691,531	$7.59	6.8	N/A
Granted	35,000	9.10	9.8	N/A
Exercised	—	—	—	N/A
Forfeited or expired	9,890	—	—	N/A

Outstanding at June 30, 2014	1,716,641	$7.62	6.4	N/A

Exercisable at June 30, 2014	968,834	$7.75	6.1	$1,501

Vested or expected to vest at June 30, 2014	1,398,970	$7.97	6.8	$1,776

        Restricted stock unit ("RSU") activity for the six months ended June 30, 2014, is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	60,582	$11.30	0.7	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Repurchased	11,710	13.51	—	N/A

Outstanding at June 30, 2014	48,872	$10.77	0.3	N/A

Exercisable at June 30, 2014	37,162	$9.91	0.2	$346

Vested or expected to vest at June 30, 2014	48,872	$10.77	0.3	$455

        Stock appreciation rights activity for the six months ended June 30, 2014 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	292,944	$—	3.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at June 30, 2014	292,944	$—	3.0	N/A

Exercisable at June 30, 2014	201,108	$—	2.7	$336

Vested or expected to vest at June 30, 2014	201,108	$—	2.7	$336

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

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$93,198	100.0%	$26,242	100.0%	$119,440	100.0%
Provision for Loan Losses	26,815	28.8%	17,340	66.2%	44,155	37.0%
Other Operating Expenses	40,152	43.1%	7,051	26.7%	47,203	39.5%
Operating Gross Profit	26,231	28.1%	1,851	7.1%	28,082	23.5%
Interest Expense, net	8,276	8.9%	5,086	19.4%	13,362	11.2%
Depreciation and Amortization	975	1.0%	430	1.6%	1,405	1.2%

        Intersegment revenues of $754 for the three months ended June 30, 2014, have been eliminated.

	As of and for the six months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$189,531	100.0%	$49,811	100.0%	$239,342	100.0%
Provision for Loan Losses	46,088	24.3%	28,194	56.7%	74,282	31.0%
Other Operating Expenses	79,798	42.1%	12,344	24.7%	92,142	38.5%
Operating Gross Profit	63,645	33.6%	9,273	18.6%	72,918	30.5%
Interest Expense, net	20,811	11.0%	5,886	11.8%	26,697	11.2%
Depreciation and Amortization	1,904	1.0%	964	1.9%	2,868	1.2%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $1,268 for the six months ended June 30, 2014, have been eliminated.

	As of and for the three months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$86,125	100.0%	$9,138	100.0%	$95,263	100.0%
Provision for Loan Losses	20,184	23.4%	5,973	65.4%	26,157	27.5%
Other Operating Expenses	36,409	42.3%	4,755	52.0%	41,164	43.2%
Operating Gross Profit	29,532	34.3%	(1,590)	(17.4)%	27,942	29.3%
Interest Expense, net	12,870	14.9%	—	0.0%	12,870	13.5%
Depreciation and Amortization	1,346	1.6%	431	4.7%	1,777	1.9%

        There were no intersegment revenues for the three months ended June 30, 2013.

	As of and for the six months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$176,073	100.0%	$18,141	100.0%	$194,214	100.0%
Provision for Loan Losses	35,487	20.2%	9,759	53.8%	45,246	23.3%
Other Operating Expenses	73,082	41.5%	7,997	44.1%	81,079	41.7%
Operating Gross Profit	67,504	38.3%	385	2.1%	67,889	35.0%
Interest Expense, net	25,679	14.6%	—	0.0%	25,679	13.2%
Depreciation and Amortization	2,788	1.6%	1,042	5.7%	3,830	2.0%

        There were no intersegment revenues for the six months ended June 30, 2013.

Note 13. Income Taxes

        Community Choice Financial Inc. and subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to the consolidation of Insight Holdings which is considered a permanent difference between book and tax. The Company had no liability recorded for unrecognized tax benefits at June 30, 2014 and December 31, 2013.

Note 14. Discontinued Operations

        In May of 2014, the controlling members of the Company's consolidated VIE, Insight Holdings, sold 100% of the member interests. The Company received $3.5 million for its member interests and has classified Insight Holdings as a discontinued operation.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Discontinued Operations (Continued)

        Results from discontinued operations of Insight Holdings for the periods of the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Card fees	$2,447	$4,239	$7,494	$4,239
Other	54	96	191	96

Total revenues	2,501	4,335	7,685	4,335

Operating expenses:
Other	—	191	—	191

Total operating expenses	—	191	—	191

Operating gross profit	2,501	4,144	7,685	4,144

Corporate and other expenses
Corporate expenses	2,612	4,328	6,846	4,328
Depreciation and amortization	379	972	1,139	972
Interest expense, net	7	13	24	13
Total corporate and other expenses	2,998	5,313	8,009	5,313

Loss before benefit for income taxes	(497)	(1,169)	(324)	(1,169)

Benefit for income taxes	(199)	(468)	(130)	(468)

Loss from continuing operations	(298)	(701)	(194)	(701)
Loss on disposal	(4,460)	—	(4,391)	—

Total discontinued operations	$(4,758)	$(701)	$(4,585)	$(701)

        Assets of $37,718 and liabilities of $4,777 were included at December 31, 2013 in the Consolidated Balance Sheet and Consolidating Balance Sheets in Note 17. Insight Holdings was formerly included in the Retail segment.

        The Company will continue to be an agent for the Insight prepaid card and earn fees based on card sales and activity.

        Prior to the sale of Insight Holdings, a portion of the revenue was eliminated during consolidation. The agency revenue paid to the Company, from Insight Holdings previously eliminated was $662 and $1,322 for the three month periods ended June 30, 2014 and 2013, respectively, and $2,145 and $1,322 for the six month periods ended June 30, 2014 and 2013, respectively.

Note 15. Transactions with Variable Interest Entities

        The Company acquired a 22.5% membership interest of Insight Holdings in 2011. As additional consideration to Insight Holdings, the Company agreed to make available to Insight Holdings a revolving credit facility of $3,000. Prior to April 1, 2013, the Company determined that Insight Holdings

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Transactions with Variable Interest Entities (Continued)

was a VIE but that the Company was not the primary beneficiary, and therefore, had not consolidated Insight Holdings. The investment in Insight Holdings was accounted for under the equity method. Effective with the extension of the line of credit on April 1, 2013, the Company consolidated Insight Holdings. During 2013, the Company's membership interest increased to 22.7% as a result of Insight Holdings redeeming the membership interests of another member. Effective May 12, 2014, Insight Holdings was sold to an independent third party and is treated as a discontinued operation and the Company has no continued ownership remaining.

        The Company entered into a limited agency agreement with unaffiliated third-party lenders. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. This obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $1,395 and $1,387 as of June 30, 2014 and December 31, 2013, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $11.7 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI's ability to pay dividends on, or repurchase, its common stock.

        As discussed in Note 10, the Company consolidated Insight Holdings as of April 1, 2013 and as discussed in Note 14, Insight Holdings is now treated as a discontinued operation and prior periods

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 16. Supplemental Guarantor Information (Continued)

have been restated on the statement of operations. Insight Holdings was not a subsidiary of the Company was not a guarantor under the 2019 notes or 2020 notes and was not otherwise an obligor under the Company's debt instruments.

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

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of June 30, 2014 and December 31, 2013, and for the six months ended June 30, 2014 and 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, and Direct Financial Solutions of Canada, Inc. In addition, Insight Holdings Company, LLC, which is not a subsidiary of the Company but which the Company consolidated from April 1, 2013 until sold on May 12, 2014, did not guarantee and was not otherwise an obligor under the Notes. The Company's entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

        Of the entities included under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was established on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of June 30, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $73,705 and $54,665 and total liabilities of $61,319 and $39,717, respectively and for the six months ended June 30, 2014 and 2013 had total revenues of $17,717 and $10,886, total operating expenses of $12,157 and $8,798, and net income (loss) from continuing operations of $749 and ($459), respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. As of December 31, 2013, such consolidated entity had total assets of $37,718 and total liabilities of $4,777. For the six months ended June 30, 2014 and June 30, 2013, Insight Holdings is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$109,148	$15,684	$—	$124,832
Restricted cash	—	3,150	—	—	3,150
Finance receivables, net	—	132,319	22,793	—	155,112
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,785	—	—	1,785
Other current assets	—	28,813	66	(20,627)	8,252
Deferred tax asset, net	—	11,411	—	—	11,411

Total current assets	—	287,741	38,543	(20,627)	305,657
Noncurrent Assets
Investment in Subsidiaries	404,439	16,739	—	(421,178)	—
Finance receivables, net	—	15,390	—	—	15,390
Leasehold improvements and equipment, net	—	26,389	2,720	—	29,109
Goodwill	—	264,665	31,035	—	295,700
Other intangible assets	—	3,806	1,065	—	4,871
Security deposits	—	2,984	86	—	3,070
Deferred debt issuance costs	10,078	25	256	—	10,359

Total assets	$414,517	$617,739	$73,705	$(441,805)	$664,156

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$395	$75	$—	$470
Current portion of related party Florida seller notes	—	—	2,000	—	2,000
Current portion of lines of credit	—	36,664	—	—	36,664
Subsidiary note payable	—	—	8,100	—	8,100
CCFI funding notes	—	—	6,572	(6,572)	—
Deferred revenue	—	2,748	—	—	2,748
Accrued interest	8,111	—	396	(398)	8,109
Money orders payable	—	13,541	—	—	13,541
Accounts payable and accrued liabilities	—	16,767	15,380	(1,314)	30,833

Total current liabilities	8,111	70,115	32,523	(8,284)	102,465
Noncurrent Liabilities
Lines of credit	36,664	(36,664)	—	—	—
Capital lease obligation	—	260	142	—	402
Stock repurchase obligation	—	—	888	—	888
Related party Florida seller notes	—	—	10,516	—	10,516
Subsidiary note payable	—	—	17,250	—	17,250
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	4,119	—	—	4,119
Deferred tax liability, net	—	11,708	—	—	11,708

Total liabilities	464,775	49,538	61,319	(8,284)	567,348

Stockholders' Equity	(50,258)	568,201	12,386	(433,521)	96,808

Total liabilities and stockholders' equity	$414,517	$617,739	$73,705	$(441,805)	$664,156

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Six Months Ended June 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$170,014	$10,951	$(339)	$180,626
Check cashing fees	—	36,560	5,057	—	41,617
Card fees	—	3,212	118	—	3,330
Dividend	—	4,000	—	(4,000)	—
Other	—	13,464	1,591	(1,286)	13,769

Total revenues	—	227,250	17,717	(5,625)	239,342

Operating expenses:
Salaries and benefits	—	36,350	3,310	—	39,660
Provision for loan losses	—	69,537	4,745	—	74,282
Occupancy	—	12,911	1,688	—	14,599
Advertising and marketing	—	8,525	345	(755)	8,115
Depreciation and amortization	—	3,583	374	—	3,957
Other	—	24,342	1,695	(226)	25,811

Total operating expenses	—	155,248	12,157	(981)	166,424

Operating gross profit	—	72,002	5,560	(4,644)	72,918

Corporate expenses	—	33,932	1,803	(305)	35,430
Depreciation and amortization	—	2,270	598	—	2,868
Interest expense, net	25,030	111	1,895	(339)	26,697
Interest expense allocation	(25,030)	25,030	—	—	—

Total corporate and other expenses	—	61,343	4,296	(644)	64,995

Income (loss) before income taxes	—	10,659	1,264	(4,000)	7,923
Provision (benefit) for income taxes	—	4,340	515	(1,629)	3,226

Income (loss) from continuing operations	—	6,319	749	(2,371)	4,697
Discontinued operations	—	—	(4,585)	—	(4,585)

Net income (loss)	$—	$6,319	$(3,836)	$(2,371)	$112

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Six Months Ended June 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$131,527	$4,730	$—	$136,257
Check cashing fees	—	37,682	4,510	—	42,192
Card fees	—	2,988	98	—	3,086
Other	—	11,131	1,548	—	12,679

Total revenues	—	183,328	10,886	—	194,214

Branch expenses:
Salaries and benefits	—	31,688	3,166	—	34,854
Provision for loan losses	—	43,543	1,703	—	45,246
Occupancy	—	11,409	1,542	—	12,951
Advertising and marketing	—	5,289	455	—	5,744
Depreciation and amortization	—	3,201	204	—	3,405
Other	—	22,397	1,728	—	24,125

Total operating expenses	—	117,527	8,798	—	126,325

Operating gross profit	—	65,801	2,088	—	67,889

Corporate expenses	—	28,730	356	—	29,086
Depreciation and amortization	—	2,430	1,400	—	3,830
Interest expense, net	23,983	578	1,118	—	25,679
Interest expense allocation	(23,983)	23,983
Loss on equity method investments	—	(260)	—	—	(260)

Income (loss) before income taxes	—	10,340	(786)	—	9,554

Provision (benefit) for income taxes	—	4,302	(327)	—	3,975

Income (loss) from continuing operations	—	6,038	(459)	—	5,579
Discontinued operations	—	—	(701)	—	(701)

Net income (loss)	$—	$6,038	$(1,160)	$—	$4,878

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended June 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,097	$85,166	$7,044	$93,307

Cash flows from investing activities
Net receivables originated	—	(66,396)	(12,361)	(78,757)
Net acquired assets, net of cash	—	(702)	(1,318)	(2,020)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(8,529)	(761)	(9,290)

Net cash used in investing activities	—	(68,896)	(18,371)	(87,267)

Cash flows from financing activities
Proceeds from subsidiary note	—	—	17,250	17,250
Payments on capital lease obligations, net	—	(141)	124	(17)
Net advances on lines of credit	11,664	—	—	11,664
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	(12,761)	12,761	—	—
Buyback of restricted stock units	—	(107)	—	(107)
Debt issuance costs	—	(216)	—	(216)

Net cash provided by (used in) financing activities	(1,097)	12,297	17,281	28,481

Net increase in cash and cash equivalents	—	28,567	5,954	34,521
Cash and cash equivalents:
Beginning	—	84,433	5,878	90,311

Ending	$—	$113,000	$11,832	$124,832

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

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, secured loans and other services that address the specific needs of our individual customers. Through our retail focused business model we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of June 30, 2014, we operated 531 storefront locations across 15 states and also offer short-term consumer loans via the internet.

        Our retail business model is focused on providing a broadening array of financial products and services through the distribution channels which satisfy the target customer needs where and when they desire. We want to achieve a superior level of customer satisfaction resulting in increased market penetration and value creation. Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is to invest in and create a premier brand presence, supported by a highly trained and motivated workforce with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and expanded our customer relationships through our additional product offerings.

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We believe that our ability to execute on our retail model generates higher per store revenue than our publicly traded peer companies. Our results of operations are heavily impacted by the number of stores we operate and the degree to which we integrate acquisitions into our operations. Acquisitions have provided us with an existing market presence to build upon with our expanding product offerings. They also allow us to leverage an established customer base that can generate new word-of-mouth marketing and referrals while we implement our retail model at the acquired stores. Finally, we believe our internet presence provides an additional channel to complement our store retail model.

        We are actively growing our store count and internet presence to increase our market share. During the three months ended June 30, 2014, we opened 9 stores and have opened 16 stores during the six months ended June 30, 2014.

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2013, and the six months ended June 30, 2014.

	Year Ended December 31,	Six Months Ended June 30,
	2013	2014
# of Locations
Beginning of Period	491	516
Opened	29	16
Closed	4	1

End of Period	516	531

Number of states served by our internet operations	24	24

        The following table provides the geographic composition of our physical locations as of December 31, 2013, and June 30, 2014:

	December 31, 2013	June 30, 2014
Alabama	30	34
Arizona	42	42
California	160	160
Florida	61	63
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	14	15
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Tennessee	13	21
Utah	10	10
Virginia	25	25

	516	531

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

Expenses

        Our operating expenses related primarily to the operation of our stores and internet presence, including salaries and benefits, store occupancy costs, internet advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders.

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale as we continue to grow our business.

Discontinued Operations

        Insight Holdings, the Company's variable interest entity, was previously integrated into the Company's consolidated financial results after the Company determined that that it was the primary beneficiary. On May 12, 2014, Insight Holdings was sold to a third party. As a result, the operations of Insight Holdings have been classified as discontinued operations in the Company's statement of operations.

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

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2013 and June 30, 2014 were $165.3 million and $170.5 million, respectively. The allowance for loan losses as of December 31, 2013 and June 30, 2014 were $18.0 million and $24.2 million, respectively. At December 31, 2013 and June 30, 2014, the allowance for loan losses was 9.5% and 12.1%, respectively, of total finance receivables, reflecting a higher mix of medium-term and secured loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2013 and June 30, 2014 are as follows (in thousands):

	December 31, 2013	June 30, 2014
Finance Receivables, net of unearned advance fees	$183,338	$194,798
Less: Allowance for loan losses	18,008	24,296

Finance Receivables, Net	$165,330	$170,502

        The total changes to the allowance for loan losses for the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Allowance for loan losses
Beginning of Period	$7,130	$18,705	$9,114	$18,008
Provisions for loan losses	22,366	38,123	37,366	63,988
Charge-offs, net	(19,734)	(32,532)	(36,718)	(57,700)

End of Period	$9,762	$24,296	$9,762	$24,296

Allowance as a percentage of finance receivables, net of unearned advance fees	7.2%	12.5%	7.2%	12.5%

        The provision for loan losses for the three months ended June 30, 2013, and 2014 includes losses from returned items from check cashing of $1.6 million and $1.9 million, respectively, and third party lender losses of $2.2 million and $4.1 million, respectively.

        The provision for loan losses for the six months ended June 30, 2013, and 2014 includes losses from returned items from check cashing of $3.6 million and $3.5 million, respectively, and third party lender losses of $4.3 million and $6.7 million, respectively.

        The increase in provision for loan losses in 2014, as compared to the 2013 prior periods, reflects a higher mix of medium-term and secured loans, which have higher allowance for loan losses.

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

        The Company performed a subsequent goodwill impairment test for the Retail services segment as required when a portion of the segment is sold. This resulted in no impairment of goodwill.

        Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Holdings was accounted for under the equity method as a result of extending a line of credit, we consolidated Insight Holdings effective as of April 1, 2013 until May 12, 2014, when it was sold. See Note 10 to the consolidated financial statements.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the six months ended June 30, 2013 and 2014.

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

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011 in connection with the California Acquisition), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.3 million to result in cash tax savings of approximately $10.9 million at the expected combined rate of 40% for the fiscal year 2014 tax return. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense resulted in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the six months ended June 30, 2014, which are included elsewhere in this Form 10-Q, as of June 30, 2014, we had three non-guarantor subsidiaries and we previously had one consolidated entity that is not a subsidiary (and, therefore, in not a guarantor), as defined by Company's indentures governing its senior secured notes. As of June 30, 2014, of these entities, Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, and CCFI Funding II LLC are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was established on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of June 30, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $73,705 and $54,665 and total liabilities of $61,319 and $39,717, respectively and for the six months ended June 30, 2014 and 2013 had total revenues of $17,717 and $10,886, total operating expenses of $12,157 and $8,798, and net income (loss) from continuing operations of $749 and $(459), respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013 until it was sold on May 12, 2014. As of December 31, 2013, such consolidated entity had total assets of $37,718 and total liabilities of $4,777 and no assets or liabilities are reflected on the Company's balance sheet as of June 30, 2014, because the entity is no longer consolidated. For the six months ended June 30, 2014 and June 30, 2013, Insight Holdings is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing its senior secured notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        The following table sets forth key operating data for our operations for the three months ended June 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Total Revenues	$95,263	$119,440	$24,177	25.4%	100.0%	100.0%
Operating Expenses
Salaries and benefits	17,667	20,058	2,391	13.5%	18.5%	16.7%
Provision for losses	26,157	44,155	17,998	68.8%	27.5%	37.0%
Occupancy	6,504	7,502	998	15.3%	6.8%	6.3%
Depreciation and amortization	1,788	2,003	215	12.0%	1.9%	1.7%
Other operating expenses	15,205	17,640	2,435	16.0%	16.0%	14.8%

Total Operating Expenses	67,321	91,358	24,037	35.7%	70.7%	76.5%

Income from Operations	27,942	28,082	140	0.5%	29.3%	23.5%

Corporate and other expenses
Corporate expenses	13,712	16,273	2,561	18.7%	14.4%	13.6%
Depreciation and amortization	1,777	1,405	(372)	(20.9%)	1.9%	1.2%
Interest	12,870	13,362	492	3.8%	13.5%	11.2%
Income Tax Expense	(257)	(1,226)	(969)	377.0%	(0.3%)	(1.0%)

Total corporate and other expenses	28,102	29,814	1,712	6.1%	29.5%	25.0%

Net income before management fee and discontinued operations	(160)	(1,732)	(1,572)	982.5%	(0.2%)	(1.5%)
Sponsor Management Fee	336	269	(67)	(19.9%)	0.4%	0.2%
Discontinued operations	701	4,758	4,057	578.7%	0.7%	4.0%

Net Loss	$(1,197)	$(6,759)	$(5,562)	464.7%	(1.3%)	(5.7%)

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended June 30, 2013 and 2014 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended June 30,
	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$469,855	$495,867
Number of loan transactions (in thousands)	1,158	1,240
Average new loan size	$406	$400
Average fee per new loan	$48.22	$48.72
Loan loss provision	$16,914	$19,974
Loan loss provision as a percentage of loan volume	3.6%	4.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$679,589	$702,000
Number of checks cashed (in thousands)	1,470	1,463
Face amount of average check	$462	$480
Average fee per check	$13.59	$13.59
Returned check expense	$1,638	$1,924
Returned check expense as a percent of face amount of checks cashed	0.24%	0.27%
	Three Months Ended June 30,
	2013	2014
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$15,794	$57,101
Number of loans outstanding	27,465	75,378
Average principle outstanding	$575	$758
Weighted average monthly percentage rate	19.9%	18.3%
Allowance as a percentage of finance receivables	19.7%	25.8%
Loan loss provision	$3,612	$14,816
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$21,238	$27,840
Number of loans outstanding	21,714	23,543
Average principle outstanding	$978	$1,183
Weighted average monthly percentage rate	12.5%	12.1%
Allowance as a percentage of finance receivables	5.4%	8.3%
Loan loss provision	$1,840	$3,333

Operating Metrics

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$53,244	$57,983	$4,739	8.9%	55.9%	48.5%
Medium-term Loans	6,800	24,471	17,671	259.9%	7.1%	20.5%
Check Cashing Fees	19,976	19,880	(96)	(0.5)%	21.0%	16.6%
Prepaid Debit Card Services	1,585	1,807	222	14.0%	1.7%	1.5%
Secured Loan Fees	7,502	9,349	1,847	24.6%	7.9%	7.8%
Other Income	6,156	5,950	(206)	(3.3)%	6.4%	5.1%

Total Revenue	$95,263	$119,440	$24,177	25.4%	100.0%	100.0%

        For the three months ended June 30, 2014, total revenue increased by $24.1 million, or 25.4%, compared to the same period in 2013. The majority of this growth came from the expansion of the internet portfolio and organic growth.

        Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2014 increased $4.7 million, or 8.9%, compared to the same period in 2013. Growth from our internet segment, and new stores were the primary drivers of the revenue increase.

        Revenue from medium-term loans for the three months ended June 30, 2014 increased $17.7 million, or 259.9%, compared to the same period in 2013. The primary increase in medium-term loan revenue is due to the growth of the internet portfolio.

        Revenue from secured loan fees for the three months ended June 30, 2014 increased $1.9 million, or 24.6%, compared to the same period in 2013. We grew secured loan revenue principally through expansion of our portfolios in most markets.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$17,667	$20,058	$2,391	13.5%	18.5%	16.8%
Provision for Loan Losses	26,157	44,155	17,998	68.8%	27.5%	37.0%
Occupancy	6,504	7,502	998	15.3%	6.8%	6.3%
Depreciation & Amortization	1,788	2,003	215	12.0%	1.9%	1.7%
Advertising & Marketing	3,575	4,446	871	24.4%	3.8%	3.7%
Bank Charges	912	1,241	329	36.1%	1.0%	1.0%
Store Supplies	667	794	127	19.0%	0.6%	0.6%
External Collection Expenses	845	749	(96)	(11.4)%	0.9%	0.6%
Telecommunications	1,279	1,624	345	27.0%	1.3%	1.4%
Security	577	660	83	14.4%	0.6%	0.6%
License & Other Taxes	528	444	(84)	(15.9)%	0.6%	0.4%
Other Operating Expenses	6,822	7,682	860	12.6%	7.2%	6.4%

Total Operating Expenses	67,321	91,358	24,037	35.7%	70.7%	76.5%

Income from Operations	$27,942	$28,082	$140	0.5%	29.3%	23.5%

        Total operating expenses increased by $24.0 million, or 35.7%, for the three months ended June 30, 2014 as compared to the same period in 2013. This overall increase was due to expenses related to growing our portfolio, and a higher provision for loan losses. The provision for loan losses grew $18.0 million, or from 27.5% to 37.0%, of revenue for the three months ended June 30, 2014 related to higher provisioning due to growth of the Internet Segment, bad debt related to new store openings, and a general shift towards longer term products. As a percent of revenue, salaries and benefits decreased from 18.5% to 16.8% for the three months ended June 30, 2014 as compared to the prior year.

        Occupancy expense increased by $1.0 million, or 15.3%, for the three months ended June 30, 2014 as compared to the prior year period due to an increase in our number of retail locations.

        Advertising and marketing expense increased by $0.9 million, or 24.4%, for the three months ended June 30, 2014 as compared to the prior year period due primarily to marketing in our internet segment.

        Importantly, total operating expenses, excluding Provision for Loan Losses, declined from 43.2% of revenues to 39.5% of revenues, evidencing the realization of operating leverage.

Corporate and Other Expenses

	Three Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$13,711	$16,273	$2,562	18.7%	14.4%	13.6%
Depreciation & Amortization	1,777	1,405	(372)	(20.9%)	1.9%	1.2%
Sponsor Management Fee	336	269	(67)	(19.9%)	0.4%	0.2%
Interest	12,870	13,362	492	3.8%	13.5%	11.2%
Discontinued Operations	701	4,758	4,057	578.7%	0.7%	4.0%
Income Tax Expense	(257)	(1,226)	(969)	377.0%	(0.3%)	(1.0%)

Total Corporate and Other Expenses	$29,138	$34,841	$5,703	19.6%	30.6%	29.2%

        Corporate expenses increased, by $2.6 million, for the three months ended June 30, 2014 primarily due to expansion of our corporate functions supporting growth initiatives, stock compensation, and health care costs. However, corporate expenses fell as percentage of revenue from 14.4% to 13.6%.

        Discontinued operations includes $4.5 million of capital losses related to the sale of Insight Holdings and $0.3 million of losses during the three months ended June 30, 2014 as compared to the prior period in 2013, which includes losses of $0.7 million.

Business Segment Results of Operations for the Three Months Ended June 30, 2014

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$93,198	100.0%	$26,242	100.0%	$119,440	100.0%
Provision for Loan Losses	26,815	28.8%	17,340	66.2%	44,155	37.0%
Other Operating Expenses	40,152	43.1%	7,051	26.7%	47,203	39.5%
Operating Gross Profit	26,231	28.1%	1,851	7.1%	28,082	23.5%
Interest Expense, net	8,276	8.9%	5,086	19.4%	13,362	11.2%
Depreciation and Amortization	975	1.0%	430	1.6%	1,405	1.2%

        Intersegment revenues of $754 for the three month period ending June 30, 2014 have been eliminated.

	As of and for the three months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$86,125	100.0%	$9,138	100.0%	$95,263	100.0%
Provision for Loan Losses	20,184	23.4%	5,973	65.4%	26,157	27.5%
Other Operating Expenses	36,409	42.3%	4,755	52.0%	41,164	43.2%
Operating Gross Profit	29,532	34.3%	(1,590)	(17.4)%	27,942	29.3%
Interest Expense, net	12,870	14.9%	—	0.0%	12,870	13.5%
Depreciation and Amortization	1,346	1.6%	431	4.7%	1,777	1.9%

Retail Financial Services

        Retail financial services represented 78.0%, or $93.2 million, of consolidated revenues for the three months ended June 30, 2014.

        For the three months ended June 30, 2014 total revenues in the Retail segment increased by $7.0 million, or 8.2%, compared to the prior year comparable period primarily due to strong organic growth in our short-term and medium-term portfolios.

        The provision for loan losses increased as a percentage of revenue due to the higher reserves from the shift to longer term products and the higher provisioning related to new stores. Other operating expenses increased as a percentage of revenue due to new store openings. New stores require a period of time to gain market share and revenue prior to achieving operating leverage. Overall gross profit was lower as a percentage of revenue due primarily to the impact of investments in new stores.

Internet Financial Services

        For the three months ended June 30, 2014, total revenues contributed by our Internet financial services segment was $26.2 million, an increase of $17.1 million, or 187.2% over the three months ended June 30, 2013. As the Company expanded this segment, the mix of products shifted to more medium-term with higher net bad debt resulting in a 66.2% provision for loan losses compared to 65.4% for the three months ended June 30, 2013. Other operating expenses in the current quarter increased by $2.3 million but fell as a percentage of total revenue to 26.7% versus 52.0% in 2013. Operating gross profit of $1.9 million is an increase of $3.4 million over the loss in 2013 and also improved to 7.1% of revenue.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Total Revenues	$194,214	$239,342	$45,128	23.2%	100.0%	100.0%
Operating Expense
Salaries and benefits	34,854	39,660	4,806	13.8%	17.8%	16.5%
Provision for losses	45,246	74,282	29,036	64.2%	23.3%	31.0%
Occupancy	12,951	14,599	1,648	12.7%	6.7%	6.1%
Depreciation and amortization	3,405	3,957	552	16.2%	1.8%	1.7%
Other operating expenses	29,869	33,926	4,057	13.6%	15.4%	14.2%

Total Operating Expenses	126,325	166,424	40,099	31.7%	65.0%	69.5%

Income from Operations	67,889	72,918	5,029	7.4%	35.0%	30.5%

Corporate and other expenses
Corporate expenses	28,139	34,790	6,651	23.6%	14.5%	14.5%
Depreciation and amortization	3,830	2,868	(962)	(25.1)%	2.0%	1.2%
Interest	25,679	26,697	1,018	4.0%	13.2%	11.2%
Income Tax Expense	3,975	3,226	(749)	(18.8%)	2.0%	1.4%

Total corporate and other expenses	61,623	67,581	5,958	9.7%	31.7%	28.3%

Net income before management fee and discontinued operations	6,266	5,337	(929)	(14.8%)	3.2%	2.2%
Sponsor Management Fee	687	640	(47)	(6.8%)	0.4%	0.3%
Discontinued operations	701	4,585	3,884	554.1%	0.4%	1.9%

Net Income	$4,878	$112	$(4,766)	(97.7%)	2.5%	0.0%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the six months ended June 30, 2013 and 2014 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Six Months Ended June 30,
	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$931,949	$977,441
Number of loan transactions (in thousands)	2,265	2,417
Average new loan size	$411	$404
Average fee per new loan	$49.61	$50.07
Loan loss provision	$28,443	$33,347
Loan loss provision as a percentage of loan volume	3.1%	3.4%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,421,992	$1,449,409
Number of checks cashed (in thousands)	2,891	2,861
Face amount of average check	$492	$507
Average fee per check	$14.60	$14.55
Returned check expense	$3,562	$3,556
Returned check expense as a percent of face amount of checks cashed	0.25%	0.24%
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$15,794	$57,101
Number of loans outstanding	27,465	75,378
Average principle outstanding	$575	$758
Weighted average monthly percentage rate	19.9%	18.3%
Allowance as a percentage of finance receivables	19.7%	25.8%
Loan loss provision	$5,967	$25,520
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$21,238	$27,840
Number of loans outstanding	21,714	23,543
Average principle outstanding	$978	$1,183
Weighted average monthly percentage rate	12.5%	12.1%
Allowance as a percentage of finance receivables	5.3%	8.3%
Loan loss provision	$2,956	$5,121

Operating Metrics

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$107,902	$115,738	$7,836	7.3%	55.6%	48.4%
Medium-term Loans	13,036	45,739	32,703	250.9%	6.7%	19.1%
Check Cashing Fees	42,192	41,617	(575)	(1.4)%	21.7%	17.4%
Prepaid Debit Card Services	3,086	3,330	244	7.9%	1.6%	1.4%
Secured Loan Fees	15,319	19,149	3,830	25.0%	7.9%	8.0%
Other Income	12,679	13,769	1,090	8.6%	6.5%	5.7%

Total Revenue	$194,214	$239,342	$45,128	23.2%	100.0%	100.0%

        For the six months ended June 30, 2014, total revenue increased by $45.1 million, or 23.2%, compared to the same period in 2013. The majority of this growth came from the expansion of the internet portfolio and organic growth.

        Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2014 increased $7.8 million, or 7.3%, compared to the same period in 2013. Growth from our internet segment, and new stores were the primary drivers of the revenue increase.

        Revenue from medium-term loans for the six months ended June 30, 2014 increased $32.7 million, or 250.9%, compared to the same period in 2013. The primary increase in medium-term loan revenue is due to the growth of the internet portfolio.

        Revenue from secured loan fees for the six months ended June 30, 2014 increased $3.8 million, or 25.0%, compared to the same period in 2013. We grew secured loan revenue through expansion of our portfolios in most markets.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$34,854	$39,660	$4,806	13.8%	17.9%	16.6%
Provision for Loan Losses	45,246	74,282	29,036	64.2%	23.3%	31.0%
Occupancy	12,951	14,599	1,648	12.7%	6.7%	6.1%
Depreciation & Amortization	3,405	3,957	552	16.2%	1.8%	1.7%
Advertising & Marketing	5,744	8,115	2,371	41.3%	3.0%	3.4%
Bank Charges	2,048	2,441	393	19.2%	1.1%	1.0%
Store Supplies	1,372	1,795	423	30.8%	0.6%	0.7%
Collection Expenses	1,819	1,720	(99)	(5.4)%	0.9%	0.7%
Telecommunications	2,681	3,199	518	19.3%	1.4%	1.3%
Security	1,297	1,299	2	0.2%	0.7%	0.5%
License & Other Taxes	960	811	(149)	(15.5)%	0.5%	0.3%
Other Operating Expenses	13,948	14,546	598	4.3%	7.1%	6.2%

Total Operating Expenses	126,325	166,424	40,099	31.7%	65.0%	69.5%

Income from Operations	$67,889	$72,918	$5,029	7.4%	35.0%	30.5%

        Total operating expenses increased by $40.1 million, or 31.7%, for the six months ended June 30, 2014 as compared to the same period in 2013. This overall increase was due to expenses related to growing our portfolio, and a higher provision for loan losses. The provision for loan losses grew $29.0 million or from 23.3% to 31.0% of revenue for the six months ended June 30, 2014 due to growth of the Internet Segment, bad debt related to new store openings, and a general shift towards longer term products. As a percent of revenue, salaries and benefits decreased from 17.9% to 16.6% for the six months ended June 30, 2014 as compared to the prior year.

        Occupancy expense increased by $1.6 million, or 12.7%, for the six months ended June 30, 2014 as compared to the prior year period due to an increase in our number of retail locations.

        Advertising and marketing expense increased by $2.4 million, or 41.3%, for the six months ended June 30, 2014 as compared to the prior year period due primarily to marketing in our internet segment.

        Importantly, total operating expenses, excluding Provision for Loan Losses, declined from 41.7% of revenues to 38.5% of revenues, evidencing the realization of operating leverage.

	Six Months Ended June 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$28,139	$34,790	$6,651	23.6%	14.5%	14.5%
Depreciation & Amortization (Corporate)	3,830	2,868	(962)	(25.1%)	2.0%	1.2%
Sponsor Management Fee	687	640	(47)	(6.8%)	0.3%	0.3%
Interest	25,679	26,697	1,018	4.0%	13.2%	11.2%
Discontinued Operations	701	4,585	3,884	554.1%	0.4%	1.9%
Income Tax Expense	3,975	3,226	(749)	(18.8%)	2.0%	1.3%

Total Corporate and Other Expenses	$63,011	$72,806	$9,795	15.5%	32.4%	30.4%

        Corporate expenses increased, by $6.7 million, or 23.6% during the six months ended June 30, 2014 as compared to the prior period in 2013 primarily due to expansion of our corporate functions supporting growth initiatives, stock compensation, and health care costs. However, corporate expenses fell as a percentage of revenue to 30.4% for the six months ended June 30, 2014 as compared to the prior period.

        Interest expense, increased by $1.0 million during the six months ended June 30, 2014 as compared to the same period in 2013, or an increase of 4.0%, from carrying outstanding balances on our lines of credit.

        Discontinued operations includes $4.4 million of capital losses related to the sale of Insight Holdings and $0.2 million of losses during the six months ended June 30, 2014 as compared to the prior period in 2013 which includes losses of $0.7 million.

Business Segment Results of Operations for the Six Months Ended June 30, 2014

        The following tables present summarized financial information for the Company's segments:

	As of and for the six months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$189,531	100.0%	$49,811	100.0%	$239,342	100.0%
Provision for Loan Losses	46,088	24.3%	28,194	56.7%	74,282	31.0%
Other Operating Expenses	79,798	42.1%	12,344	24.7%	92,142	38.5%
Operating Gross Profit	63,645	33.6%	9,273	18.6%	72,918	30.5%
Interest Expense, net	20,811	11.0%	5,886	11.8%	26,697	11.2%
Depreciation and Amortization	1,904	1.0%	964	1.9%	2,868	1.2%

        Intersegment revenues of $1,268 for the six month period ending June 30, 2014, have been eliminated.

	As of and for the six months ended June 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$613,559		$31,034		$644,593
Goodwill	299,142		13,261		312,403
Other Intangible Assets	22,315		3,116		25,431
Total Revenues	$176,073	100.0%	$18,141	100.0%	$194,214	100.0%
Provision for Loan Losses	35,487	20.2%	9,759	53.8%	45,246	23.3%
Other Operating Expenses	73,082	41.5%	7,997	44.1%	81,079	41.7%
Operating Gross Profit	67,504	38.3%	385	2.1%	67,889	35.0%
Interest Expense, net	25,679	14.6%	—	0.0%	25,679	13.2%
Depreciation and Amortization	2,788	1.6%	1,042	5.7%	3,830	2.0%

Retail Financial Services

        Retail financial services represented 79.2%, or $189.5 million, of consolidated revenues for the six months ended June 30, 2014 which was an increase of $13.5 million, or 7.6%, over the prior period primarily due to strong organic growth in our short-term and medium-term portfolios.

        The provision for loan losses increased as a percentage of revenue due to the higher reserves from the shift to longer term products and the higher provisioning related to new stores. Other operating expenses increased as a percentage of revenue due to new store openings. New stores require a period of time to gain market share and revenue prior to achieving operating leverage. Overall gross profit was lower as a percentage of revenue due primarily to the impact of investments in new stores.

Internet Financial Services

        For the six months ended June 30, 2014, total revenues contributed by our Internet financial services segment was $49.8 million, an increase of $31.7 million, or 174.6% over the six months ended June 30, 2013. As the Company expanded this segment, the mix of products shifted to more medium-term with higher net bad debt resulting in a 56.7% provision for loan losses compared to 53.8% for the six months ended June 30, 2014. Other operating expenses in the most recent six month period increased by $4.3 million but fell as a percentage of total revenue to 24.7% versus 44.1% in 2013. Operating gross profit of $9.3 million is an increase of $8.9 million over the comparable period in 2013 and also improved to 18.6% of revenue.

Liquidity and Capital Resources

        We have historically funded our operating liquidity needs through cash flow from operations and borrowing under our revolving credit facilities. We believe that cash flow from operations and available cash, together with our ability to access existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, asset sales or a combination of the foregoing.

Six Month Cash Flow Analysis

        The table below summarizes our cash flows for the six months ended June 30, 2013 and 2014.

	Six Months Ending June 30,
(in thousands)	2013	2014
Net Cash Provided by Operating Activities	$68,874	$93,307
Net Cash Used in Investing Activities	(44,986)	(87,267)
Net Cash Provided by Financing Activities	29,212	28,481

Net Increase in Cash and Cash Equivalents	$53,100	$34,521

        Cash Flows from Operating Activities.    During the six months ended June 30, 2014, net cash provided by operating activities was $93.3 million compared to $68.9 million in the six months ended June 30, 2013, a $24.4 million increase. Cash flows from operating activities increased primarily due to net income and the non-cash increased provisioning in 2014.

        Cash Flows from Investing Activities.    During the six months ended June 30, 2014, net cash used in investing activities was $87.3 million. The primary use of cash was the origination of $78.8 million of loans and $9.3 million in capital expenditures as we expand our stores. During the six months ended June 30, 2013, net cash used in investing activities was $45.0 million primarily due to the origination of loans.

        Cash Flows from Financing Activities.    During the six months ended June 30, 2014, net cash provided by financing activities was $28.5 million. The primary source of cash was $11.7 million in borrowings under our revolving credit facilities and $17.3 million in proceeds from a subsidiary note. During the six months ended June 30, 2013, net cash provided by financing activities was $29.2 million primarily due to borrowings under revolving credit facilities.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing this revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2013 and June 30, 2014, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the six months ended June 30, 2013 and 2014, we spent $4.2 million and $9.3 million, respectively, on capital expenditures. The increase is primarily due to opening retail locations in the

Alabama and Tennessee markets. The Company opened 16 stores during the six months ended June 2014 as compared to 2 stores during the prior year comparable period.

Seasonality

        Our business is seasonal based on the liquidity and cash flow demands of our customers. Customers' cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through the refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

        A non-guarantor subsidiary of the Company issued a series of related party seller notes as a portion of the consideration for the acquisition of 54 stores in Florida ("Florida Acquisition"). The related party Florida seller notes are secured by the assets of the subsidiary. The related party Florida seller notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the related party Florida seller notes that remain outstanding mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries. This non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        On November 1, 2013, the Company entered into an amendment to the non-guarantor notes resulting from the Florida Acquisition. Pursuant to this amendment, the non-guarantor subsidiary party thereto pre-paid $2.5 million of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $0.5 million, the non-guarantor obligor settled in full, the $1.5 million non-guarantor term note. The $8.0 million and $9.0 million non-guarantor notes were further amended to provide the non-guarantor subsidiary obligor the option to prepay the notes at a 20% discount through September 30, 2014, or at a 15% discount from October 1, 2014 through September 30, 2015.

        On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the Retail and Internet portfolios. The non-guarantor subsidiary funding came from $8.1 million and $17.3 million notes payable to acquire the loans.

        On June 26, 2013, the Company entered into a Software License Agreement ("SLA") and a Software Support and Maintenance Agreement ("MSA") (collectively, the "eCash Agreements") with eCash Software Systems, Inc. ("eCash") to acquire a perpetual license for a new point-of-sale and operations platform system. Under the eCash Agreement, eCash will license to the Company and its subsidiaries software capable of managing retail and on-line-transactional information, and revenue (the "Licensed Systems"). The implementation of the Licensed Systems commenced in July 2013. The eCash Agreements contain detailed terms governing license fees, professional services fees and ongoing maintenance fees, including credits, as well as fees and rates for services that may be requested by the Company. The total estimated amount to be paid to eCash with respect to the SLA is in excess of $4.5 million, the ("License Purchase Price"). This License Purchase Price is payable semi-annually over five years and is subject to customary provisions including provisions related to delivery milestones and performance. Pursuant to the MSA, the Company has also committed to purchase maintenance for five years with fees dependent upon the number of licensed locations and requested additional services.

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

Loan Portfolio

        As of June 30, 2014, we offered loans in 32 states. We have established an allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the allowance for loan losses is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products interest is earned over the term of the loan.

        As of June 30, 2014 and December 31, 2013, our total finance receivables net of unearned advance fees were approximately $194.8 million and $183.3 million, respectively.

Investee Companies

        We also had an equity investment in Insight Holdings. The Company consolidated Insight Holdings as a VIE effective April 1, 2013 and the previous equity method of accounting for the investment was discontinued.

        On May 12, 2014, Insight Holdings, the consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings for a cash purchase price subject to post-closing adjustments that are based on performance. The Company owned 22.7% of the member units that were sold. Additionally, the Company has terminated the $3,000 revolving credit facility to Insight Holdings.

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2014 and December 31, 2013, the outstanding amount of active consumer loans was $8.9 million and $9.2 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.4 million and $1.5 million as of June 30, 2014 and December 31, 2013, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of June 30, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

        As of June 30, 2014, we had $495.4 million of indebtedness, of which, $36.7 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to an additional $9.0 million on lines of credit which are subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

(i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) —submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer