Form 10-Q
period 2014-09-30
Community Choice Financial Inc.
filed 2014-11-10
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission File Number: 001-35537

COMMUNITY CHOICE FINANCIAL INC
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

        There is no market for the registrant's equity. As of September 30, 2014, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2014

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$124,040	$90,311
Restricted cash	3,150	1,414
Finance receivables, net of allowance for loan losses of $20,837 and $15,548	165,288	157,152
Short-term investments, certificates of deposit	1,115	1,114
Card related pre-funding and receivables	2,338	806
Other current assets	7,597	9,516
Deferred tax asset, net	13,014	9,157

Total current assets	316,542	269,470
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $5,370 and $2,460	15,847	8,178
Property, leasehold improvements and equipment, net	35,251	25,804
Goodwill	295,186	312,534
Other intangible assets	4,158	23,372
Security deposits	2,689	3,086
Deferred debt issuance costs	9,826	11,324

Total assets	$679,499	$653,768

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$733	$681
Current portion of line of credit	36,664	—
Current portion of related party Florida seller notes	2,750	500
Current portion of subsidiary notes payable	8,170	8,100
Deferred revenue	2,860	2,682
Accrued interest	19,610	8,151
Money orders payable	14,594	15,495
Accounts payable and accrued liabilities	29,180	25,155

Total current liabilities	114,561	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075
Lines of credit	—	25,000
Subsidiary notes payable	22,694	—
Capital lease obligation	1,009	257
Stock repurchase obligation	3,400	928
Related party Florida seller notes	9,823	11,909
Mortgage note payable	—	420
Senior secured notes	420,000	420,000
Deferred revenue	3,570	5,403
Deferred tax liability, net	11,708	6,670

Total liabilities	586,765	532,426

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at September 30, 2014 and December 31, 2013	90	90
Additional paid-in capital	127,350	125,487
Non-controlling interest	—	26,428
Retained deficit	(34,706)	(30,663)

Total stockholders' equity	92,734	121,342

Total liabilities and stockholders' equity	$679,499	$653,768

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Finance receivable fees	$106,086	$81,785	$286,712	$218,042
Check cashing fees	20,818	20,727	62,435	62,919
Card fees	2,077	1,511	5,407	4,597
Other	7,004	6,318	20,773	18,997

Total revenues	135,985	110,341	375,327	304,555

Operating expenses:
Salaries and benefits	20,541	18,380	60,201	53,234
Provision for loan losses	55,584	40,202	129,866	85,448
Occupancy	7,581	6,982	22,180	19,933
Advertising and marketing	5,823	6,108	13,938	11,852
Depreciation and amortization	2,293	1,590	6,250	4,995
Other	14,136	12,000	39,947	36,125

Total operating expenses	105,958	85,262	272,382	211,587

Operating gross profit	30,027	25,079	102,945	92,968

Corporate and other expenses
Corporate expenses	18,704	13,806	54,174	43,144
Depreciation and amortization	1,521	1,522	4,389	5,352
Interest expense, net	14,272	12,939	40,969	38,618
Market value of stock repurchase obligation	2,512	6	2,472	(246)
Gain on equity method investments	—	—	—	(260)

Total corporate and other expenses	37,009	28,273	102,004	86,608

Income (loss) from continuing operations, before tax	(6,982)	(3,194)	941	6,360

Provision (benefit) for income taxes	(2,530)	(1,450)	696	2,525

Income (loss) from continuing operations, net of tax	(4,452)	(1,744)	245	3,835
Discontinued operations (net of (benefit) for income taxes of $-0-, ($211), $1,422, and ($679)	—	(316)	(4,585)	(1,017)

Net income (loss)	(4,452)	(2,060)	(4,340)	2,818
Net income attributable to non-controlling interests	—	(473)	(297)	(1,379)

Net income (loss) attributable to controlling interests	$(4,452)	$(1,587)	$(4,043)	$4,197

Amounts attributable to Community Choice Financial shareholders:
Net income (loss) from continuing operations, net of tax	$(4,452)	$(1,744)	$245	$3,835
Discontinued operations, net of tax	—	157	(4,288)	362

Net income attributable to Community Choice Financial shareholders	$(4,452)	$(1,587)	$(4,043)	$4,197

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Nine months Ended September 30, 2014

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Non-controlling Interest	Retained Deficit
	Shares	Amount				Total
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	1,970	—	—	1,970
Restricted stock unit buy-back	—	—	(107)	—	—	(107)
De-consolidation of Insight Holdings	—	—	—	(25,744)	—	(25,744)
Member distribution	—	—	—	(387)	—	(387)
Net loss	—	—	—	(297)	(4,043)	(4,340)

Balance, September 30, 2014	8,981,536	$90	$127,350	—	$(34,706)	$92,734

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(4,340)	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	129,866	85,684
Loss on deconsolidation of Insight Holdings	4,585	—
Gain on disposal of assets	(48)	(16)
Gain on equity method investments	—	(260)
Depreciation	8,073	6,645
Amortization of note discount and deferred debt issuance costs	1,967	2,050
Amortization of intangibles	3,706	5,326
Deferred income taxes	1,337	1,239
Change in fair value of stock repurchase obligation	2,472	(246)
Stock-based compensation	1,970	1,068
Changes in assets and liabilities:
Card related pre-funding and receivables	(992)	6,752
Restricted cash	(2,473)	459
Other assets	1,259	2,159
Deferred revenue	(1,655)	(1,887)
Accrued interest	11,459	11,084
Money orders payable	(901)	(2,197)
Accounts payable and accrued expenses	5,444	466

Net cash provided by operating activities	161,729	121,144

Cash flows from investing activities
Net receivables originated	(144,976)	(104,342)
Net acquired assets, net of cash	(2,192)	865
Contributions for non-controlling interest	—	366
Purchase of customer list intangible asset	—	(22)
Internally developed software intangible asset	(72)	(115)
Deconsolidation of Insight Holdings	(628)	—
Proceeds from sale of equity investment	3,500	—
Proceeds from sale of leasehold improvements and equipment	—	181
Purchase of leasehold improvements and equipment	(18,408)	(8,859)

Net cash used in by investing activities	(162,776)	(111,926)

Cash flows from financing activities
Proceeds from subsidiary note	22,775	—
Payments on subsidiary note	(11)	—
Payments on capital lease obligations, net	853	(79)
Net advances on lines of credit	11,664	30,000
Buy back of restricted stock units	(107)	—
Payments on mortgage note payable	(426)	—
Proceeds from refinance of mortgage note payable	720	—
Debt issuance costs	(305)	—
Net payments of long-term debt	—	(1,500)
Member distribution	(387)	—

Net cash provided by financing activities	34,776	28,421

Net increase in cash and cash equivalents	33,729	37,639
Cash and cash equivalents:
Beginning	90,311	79,044

Ending	$124,040	$116,683

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011, under the laws of the State of Ohio. As of September 30, 2014, the Company owned and operated 532 stores in 15 states and had an internet presence in 24 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company previously determined that Insight Holdings Company, LLC ("Insight Holdings") was a Variable Interest Entity ("VIE") of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation for the periods.

        Reclassifications:    Certain amounts reported in the consolidated financial statements for the three months and nine months ended September 30, 2013 have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and nine months ended September 30, 2014, without affecting the previously reported net income or stockholders' equity. Prior periods have been restated in the statement of operations to present Insight Holdings as discontinued operations.

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

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services. The consolidation of Insight Holdings, described further in Note 10, was included in retail financial services.

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

        Short term consumer loan products typically range in size from $100 to $1,000, and are evidenced by a promissory note with a maturity generally fourteen to thirty days with an agreement to defer the presentment of the customer's personal check or ACH authorization for the aggregate amount of the

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. Statutes vary from providing fees of 15% to 20% per $100 borrowed, to providing interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing their check or ACH to be presented. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America ("CFSA") we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower's repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, their held check is deposited. Gross loan receivables subject to these repayment plans represented $2,017 of the $212,645 of total receivables at September 30, 2014 and $1,793 of the $189,108 of total receivables at December 31, 2013.

        Medium term loans typically range from $100 to $5,000 and are evidenced by a promissory note with a maturity between three and thirty-six months. These loans vary in their structure to correspond with the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments. For unsecured loans, the risk of repayment primarily relates to the customer's ability to repay the loans.

        Secured loan products typically range in size from $750 to $5,000, and are evidenced by a promissory note with a maturity between thirty days and twenty-four months. The customer grants a right in collateral and the loan may be secured with the lien on the collateral. The risk characteristics of secured loans primarily depend on the markets in which the Company operates and the regulatory requirements of each market. Risks associated with secured financings relate to the ability of the borrower to repay its loans and the value of the collateral underlying the loan should the borrower default on its payments.

        Short-term investments, certificates of deposit:    Short-term investments consist of certificates of deposit with original maturities greater than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

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

        For medium term loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are sixty days past due. For medium term loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are ninety-one days past due. The Company's line of credit products are charged-off on the thirty first day past due.

        For secured loans that are thirty days in duration, the Company's policy requires that balances be charged off when accounts are thirty days past due. For secured loans that have terms ranging from sixty days to one year, the Company's policy dictates that balances be charged off when accounts are sixty days past due. For secured loans that have terms of greater than one year, the Company's policy requires that balances be charged off when accounts are ninety-one days past due.

        Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

        Card related pre-funding and receivables:    Prior to April 1, 2013, the Company acted as an agent for Insight Holdings marketing prepaid debit cards. Pursuant to the Company's agreement, the Company was required to pre-fund certain card activity. The Company was also the beneficiary of certain receivables resulting from its card sales that relate to the commissions earned from this entity payable according to negotiated terms. On April 1, 2013, the Company extended a line of credit to Insight Holdings and consolidated Insight Holdings. Effective April 1, 2013, the card related prefunding between the Company and Insight Holdings had been eliminated and represented prefunding by Insight Holdings to the banks for card activity. However, when Insight Holdings was sold on May 12, 2014, the prefunding reverted back to the Company acting as an agent and, therefore, required the Company to pre-fund certain card activity.

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

        The Company's other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida ("Florida Acquisition") are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the three months ended September 30, 2014 and 2013 were $835 and $1,573, and for the nine months ended September 30, 2014 and 2013 were $3,706 and $5,169, respectively.

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

        On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company consolidated Insight Holdings as of April 1, 2013 as the Company determined that it is the primary beneficiary of the variable interest entity and the equity method of accounting was discontinued. Subsequently on May 12, 2014, Insight Holdings was sold to a third party and was de-consolidated.

        Deferred debt issuance costs:    Deferred debt issuance costs are amortized on the interest method of accounting over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of operations.

        Deferred revenue:    The Company's deferred revenue is comprised of an upfront fee received under agency agreements to offer wire transfer services at the Company's branches. The deferred revenue is recognized over the contract period on a straight-line basis.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the three months ended September 30, 2014 and 2013 was $5,823 and $6,108, and for the nine months ended September 30, 2014 and 2013 were $13,938 and $11,852 respectively. Corporate level advertising and marketing expense for the three months ended September 30, 2014 and 2013 were $393 and $147 and for the nine months ended September 30, 2014 and 2013 were $992 and $234, respectively.

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

        Discontinued operations:    Effective May 12, 2014, Insight Holdings was sold to a third party and its consolidated operations have been classified as discontinued operations on the Consolidated Statement of Operations. As discussed in Note 14, Insight Holdings is treated as a discontinued operation and prior periods have been adjusted on the statement of operations.

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

        Governmental regulation:    The Company is subject to various state and federal laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. Certain limitations include, among other things, imposed limits on fee rates and other charges, the number of loans to a customer, a cooling-off period, the number of permitted rollovers and required licensing and qualification.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Although states provide the primary regulatory framework under which the Company offers consumer loans, certain federal laws also impact the business. The Company's consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act"), "Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), and the regulations, if any, promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices. In addition to state regulatory examinations that assess the Company's compliance with state and federal laws and regulations, the Consumer Financial Protection Bureau ("CFPB") and the Internal Revenue Service periodically examine and will continue to periodically examine the Company's compliance with the federal laws noted above and the regulations promulgated under those laws.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes,

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

notes payable, and stock repurchase obligation at September 30, 2014 and December 31, 2013, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

        The fair value of our 10.75% senior secured notes due 2019 (the "2019 notes") and our 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	September 30, 2014
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$124,040	$124,040	1
Restricted cash	3,150	3,150	1
Finance receivables	181,135	181,135	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	311,011	1
12.75% Senior secured notes	25,000	19,684	2
Related party Florida seller notes	12,573	12,573	2
Lines of Credit	36,664	36,664	2
Subsidiary Note payable	30,864	30,864	2
Stock repurchase obligation	3,400	3,400	2

	December 31, 2013
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$90,311	$90,311	1
Restricted cash	1,414	1,414	1
Finance receivables	165,330	165,330	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	377,225	1
12.75% Senior secured notes	25,000	25,000	2
Related party Florida seller notes	12,409	12,409	2
Lines of Credit	25,000	25,000	2
Subsidiary Note payable	8,100	8,100	2
Stock repurchase obligation	928	928	2
Mortgage note payable	420	420	2

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Recent Accounting Pronouncements In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company's current financial position, results of operations or financial statement disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company's current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Short-term consumer loans	$109,115	$110,826
Medium-term loans	68,046	46,497
Secured loans	35,484	31,785

Gross receivables	212,645	189,108
Unearned advance fees, net of deferred loan origination costs	(5,303)	(5,770)

Finance receivables before allowance for loan losses	207,342	183,338
Allowance for loan losses	(26,207)	(18,008)

Finance receivables, net	$181,135	$165,330

Finance receivable, net
Current portion	$165,288	$157,152
Non-current portion	15,847	8,178

Total finance receivable, net	$181,135	$165,330

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2014, are as follows:

	Balance 7/1/2014	Provision	Charge-Offs	Recoveries	Balance 9/30/2014	Receivables 9/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$4,548	$25,947	$(42,606)	$17,299	$5,188	$109,115	4.75%
Medium-term loans	17,131	18,131	(19,151)	1,730	17,841	68,046	26.22%
Secured loans	2,617	3,962	(10,377)	6,976	3,178	35,484	8.96%

	$24,296	$48,040	$(72,134)	$26,005	$26,207	$212,645	12.32%

        The provision for loan losses for the three months ended September 30, 2014 also includes losses from returned items from check cashing of $2,471 and is net of debt sales of $1,495.

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2014, are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 9/30/2014	Receivables 9/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$4,807	$59,294	$(118,761)	$59,848	$5,188	$109,115	4.75%
Medium-term loans	11,024	43,651	(40,733)	3,899	$17,841	68,046	26.22%
Secured loans	2,177	9,083	(27,037)	18,955	$3,178	35,484	8.96%

	$18,008	$112,028	$(186,531)	$82,702	$26,207	$212,645	12.32%

        The provision for loan losses for the nine months ended September 30, 2014 also includes losses from returned items from check cashing of $6,027 and is net of debt sales of $1,646.

        Changes in the allowance for the loan losses by product type for the three months ended September 30, 2013 are as follows:

	Balance 7/1/2013	Provision	Charge-Offs	Recoveries	Balance 9/30/2013	Receivables 9/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,513	$22,328	$(44,569)	$21,972	$4,244	$102,566	4.14%
Medium-term loans	3,918	8,382	(4,634)	442	8,108	36,716	22.08%
Secured loans	1,331	3,416	(8,303)	5,456	1,900	28,592	6.65%

	$9,762	$34,126	$(57,506)	$27,870	$14,252	$167,874	8.49%

        The provision for loan losses for the three months ended September 30, 2013, also includes losses from returned items from check cashing of $2,342.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for the loan losses by product type for the nine months ended September 30, 2013, are as follows:

	Balance 1/1/2013	Provision	Charge-Offs	Recoveries	Balance 9/30/2013	Receivables 9/30/2013	Allowance as a percentage of receivable
Short-term consumer loans	$4,344	$50,771	$(113,281)	$62,410	$4,244	$102,566	4.14%
Medium-term loans	3,077	14,349	(10,835)	1,517	8,108	36,716	22.08%
Secured loans	1,693	6,372	(22,245)	16,080	1,900	28,592	6.65%

	$9,114	$71,492	$(146,361)	$80,007	$14,252	$167,874	8.49%

        The provision for loan losses for the nine months ended September 30, 2013 also includes losses from returned items from check cashing of $5,913.

        Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2014, and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,395	$353	$1,481	$392
Provision for loan losses	5,073	3,734	11,811	8,043
Charge-offs, net	(4,871)	(3,139)	(11,695)	(7,487)

Balance, end of period	$1,597	$948	$1,597	$948

        The Company has subsidiaries that facilitate third party lender loans. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $8,724 and $9,228 at September 30, 2014 and December 31, 2013, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The aging of receivables at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014		December 31, 2013
Current finance receivables	$195,363	91.9%	$174,651	92.4%
Past due finance receivables (1 - 30 days)
Medium-term loans	8,604	4.0%	5,065	2.7%
Secured loans	3,369	1.6%	2,534	1.3%

Total past due finance receivables (1 - 30 days)	11,973	5.6%	7,599	4.0%

Past due finance receivables (31 - 60 days)
Medium-term loans	2,442	1.2%	5,220	2.8%
Secured loans	642	0.2%	657	0.3%

Total past due finance receivables (31 - 60 days)	3,084	1.4%	5,877	3.1%

Past due finance receivables (61 - 90 days)
Medium-term loans	1,896	0.9%	822	0.4%
Secured loans	329	0.2%	159	0.1%

Total past due finance receivables (61 - 90 days)	2,225	1.1%	981	0.5%

Total delinquent	17,282	8.1%	14,457	7.6%

	$212,645	100.0%	$189,108	100.0%

Note 3. Related Party Transactions and Balances

        Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees pursuant to this agreement for the three months ended September 30, 2014 and 2013 were $329 and $306, and for the nine months ended September 30, 2014 and 2013 were $969 and $993, respectively.

        The Company's senior management has access to use of an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent for usage of the aircraft for the three months ended September 30, 2014 and 2013 were $10 and $43, and for the nine months ended September 30, 2014 and 2013 were $78 and $43, respectively, and are included with corporate expenses on the consolidated statements of operations for the respective periods.

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

        Certain retail locations of the Company are owned by related parties and leased from the related parties. Related party rent for the three months ended September 30, 2014 and 2013 were $275 and $268, and for the nine months ended September 30, 2014 and 2013 were $834 and $818, respectively, and are included with occupancy expense on the consolidated statements of operations for the respective periods.

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

Note 4. Goodwill and Other Intangible Assets

        The following table summarizes goodwill and other intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Goodwill	$295,186	$312,534

Other intangible assets, net:
Non-compete agreements	$395	$824
Trade names	2,237	4,977
Customer lists	1,188	14,124
Internally developed software	338	3,447

	$4,158	$23,372

        The Company conducted its annual test for impairment of goodwill as of December 31, 2013 for both the Retail financial and Internet financial services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

        The Company performed a subsequent goodwill impairment test for the retail services segment as required when a portion of the segment is sold. This resulted in no impairment of goodwill as of May 12, 2014.

        Intangible amortization expense for the three months ended September 30, 2014 and 2013 were $835 and $1,573, and for the nine months ended September 30, 2014 and 2013 were $3,706 and $5,169, respectively.

        Intangible assets for Insight Holdings were $15,923 at the date of sale in May of 2014.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt

        Senior secured notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000

	420,000	420,000
Less current maturities	—	—

Long-term portion	$420,000	$420,000

        The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on the Company's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company's revolving credit facility contains restrictive covenants that limit its ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing the Company's notes. In addition, the agreement governing the Company's revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of September 30, 2014, the Company was in compliance with these covenants.

        Lines of credit at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC's assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, due May 2015, collateralized by all Company assets	36,664	25,000

	36,664	25,000
Less current maturities	36,664	—

Long-term portion	$—	$25,000

        The 4-year, $40,000 revolving credit facility, at the Company's option, bears interest at either (a) LIBOR plus a margin of 5.00% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.50% or 1-month LIBOR plus 1.00%) plus a margin of 4.00%, and will mature on April 29, 2015. The 1-month LIBOR rate was 0.15% and 0.17% at

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

September 30, 2014 and December 31, 2013, respectively, and the prime rate was 3.25% at September 30, 2014 and December 31, 2013. The weighted average interest rate of our revolving credit borrowings during the nine months ended September 30, 2014 was 6.14%.

        Non-guarantor notes payable at September 30, 2014, and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$7,718	$7,619
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments, August 2016	4,855	4,790

	12,573	12,409
Less current maturities	2,750	500

Long-term portion	$9,823	$11,909

        A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers in the Florida Acquisition, and recipients of the notes, becoming shareholders of the Company through the transaction. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $57 and $96 for the three months ended September 30, 2014 and 2013, and was $164 and $368 for the nine months ended September 30, 2014 and 2013, respectively.

        The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The indenture governing the Company's non-guarantor secured related party Florida seller notes due 2016 contains covenants that limit the ability of the Company's non-guarantor subsidiaries party thereto to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of its current assets. These covenants are evaluated for compliance quarterly beginning on December 31, 2012 and the Company remains in compliance. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary party thereto. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries.

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

        On July 19, 2014, a guarantor subsidiary of the Company entered in to a term note for the acquisition of a share of an airplane.

        The subsidiary notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
$8,100 Term note, secured, interest rate as defined below, collateralized by acquired loans, due December 2014	$8,100	$8,100
$25,000 Revolving credit, secured, interest rate as defined below, collateralized by acquired loans, due September 2016	21,350	—
$1,425 Term note, secured, interest rate as defined below, collateralized by financed asset, due July 2019	1,414	—

	30,864	8,100
Less current maturities	8,170	—

Long-term portion	$22,694	$8,100

        The 1-year, $8,100 term note, currently bears interest monthly at 17.00% per annum and was 20.00% per annum prior to the adjustment date of June 20, 2014.

        The 2-year, $25,000 revolving credit facility, bears interest monthly at 16.50% per annum.

        The 5-year, $1,425 term note, bears interest monthly at 4.25% per annum.

        The mortgage note payable, bears interest at 4.95%, was refinanced on January 21, 2014 and was de-consolidated with the sale of Insight Holdings on May 12, 2014. The outstanding balance at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
$720 term note, 4.95% interest rate, due January 2019	$—	$420

Long-term portion	$—	$420

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$5,335	$6,425
Accrued payroll	7,772	4,628
Compensated absences	2,264	1,419
Wire transfers payable	2,739	3,673
Accrual for third-party losses	1,597	1,481
Deferred rent	1,016	961
Bill payment	1,102	838
Self insurance	1,906	—
Other	5,449	5,730

	$29,180	$25,155

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at September 30, 2014, is due as follows:

September 30,	Capital Leases	Operating Leases
2015	$881	$23,837
2016	698	19,615
2017	397	15,203
2018	—	10,259
2019	—	5,146
Thereafter	—	4,523

Total minimum lease payments	1,976	$78,583

Less amount representing interest (ranging from 2.25% to 14.34%)	(234)

Present value of net minimum lease payments	1,742
Less current portion	(733)

Long term portion	$1,009

        Rental expense totaled $7,781 and $7,300 for the three months ended September 30, 2014 and 2013, and $22,721 and $20,786 for the nine months ended September 30, 2014 and 2013, respectively.

Note 8. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is with customers living in thirty-two states and consequently such customers' ability to honor their contracts may be affected by economic conditions in

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 8. Concentrations of Credit Risks (Continued)

these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected. The following table summarizes the allocation of the portfolio balance by state at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$20,804	9.8%	$17,084	9.0%
Arizona	15,786	7.4	15,957	8.4
California	63,999	30.1	50,877	26.9
Florida	9,531	4.5	8,554	4.5
Ohio	39,682	18.7	43,330	22.9
Virginia	15,081	7.1	14,491	7.7
Other retail segment states	28,671	13.5	27,269	14.5
Other internet segment states	19,091	8.9	11,546	6.1

Total	$212,645	100.0%	$189,108	100.0%

        The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Oregon, Tennessee, and Utah.

        The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Business Combinations (Continued)

        The following table summarizes the fair value of the assets and liabilities at the date of consolidation:

Acquisition-date fair value of non-controlling interests	$27,882
Acquisition-date fair value of Company's interests	6,594

$34,476

Acquisition-related costs	—
Recognized amounts of identifiable assets required and liabilities assumed
Cash and cash equivalents	$1,595
Restricted cash	1,200
Other current assets	2,875
Leasehold improvements and equipment, net	858
Identifiable intangible assets	18,667
Capital lease obligation	(212)
Other liabilities	(6,920)

Total identifiable net assets	18,063
Goodwill	16,413

$34,476

        At April 1, 2013, the Company's carrying value of its investment in Insight Holdings was $6,317. The difference between the Company's consolidation-date fair value of $6,594 and carrying value of $6,317 resulted in a gain of $277 and is recorded as part of the gain on equity method investments on the consolidated statements of operations for the nine months ended September 30, 2013.

        Effective May 12, 2014, Insight Holdings was sold to a third party and is treated as a discontinued operation. See Note 14.

Note 11. Stock Based Compensation

        On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, the Company adopted the Plan to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of September 30, 2014.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At September 30, 2014, there were a total of 883,290 additional shares available for grant under the Plan.

        The fair value of an option award is estimated on the date of grant using a lattice-based option valuation model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the stock of comparable public companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

        The following weighted average assumptions were used by the Company for awards granted during the nine months ended September 30, 2014:

2014
Risk-free interest rate	1.55%
Dividend yield	0.00%
Expected volatility	40%
Expected term (years)	5.0
Weighted average fair value of options granted	$3.37

        For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation costs in the amounts of $1,970 and $1,068, respectively. As of September 30, 2014 and December 31, 2013, unrecognized stock-based compensation costs to be recognized over future periods approximated $2,026 and $4,029, respectively. At September 30, 2014, the remaining unrecognized compensation expense was $745 for certain awards that vest solely upon a change in control and $1,281 for certain awards that vest either over the requisite service period or a change in control. The

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining compensation expense of $2,026 is expected to be recognized over a weighted-average period of 1.3 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $-0- for the three month period ended September 30, 2014 and 2013, and $-0- for the nine month period ended September 30, 2014 and 2013.

        Stock option activity for the nine months ended September 30, 2014 is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,691,531	$7.59	6.8	N/A
Granted	35,000	9.10	6.1	N/A
Exercised	—	—	—	N/A
Forfeited or expired	9,890	—	—	N/A

Outstanding at September 30, 2014	1,716,641	$7.62	6.1	N/A

Exercisable at September 30, 2014	968,834	$7.75	5.9	$—

Vested or expected to vest at September 30, 2014	1,398,970	$7.97	6.5	$—

        Restricted stock unit ("RSU") activity for the nine months ended September 30, 2014, is as follows (these amounts have not been rounded in thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	60,582	$11.30	0.7	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Repurchased	11,710	13.51	—	N/A

Outstanding at September 30, 2014	48,872	$10.77	0.2	N/A

Exercisable at September 30, 2014	37,162	$9.91	0.1	$212

Vested or expected to vest at September 30, 2014	48,872	$10.77	0.2	$279

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation (Continued)

        Stock appreciation rights activity for the nine months ended September 30, 2014 is as follows (these amounts have not been rounded into thousands):

	Shares	Weighted-Average Exercise Price (actual per share price)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	292,944	$—	3.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A

Outstanding at September 30, 2014	292,944	$—	2.8	N/A

Exercisable at September 30, 2014	201,108	$—	2.4	$—

Vested or expected to vest at September 30, 2014	201,108	$—	2.4	$—

Note 12. Business Segments

        The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$610,234		$69,265		$679,499
Goodwill	281,728		13,458		295,186
Other Intangible Assets	2,112		2,046		4,158
Total Revenues	$105,480	100.0%	$30,505	100.0%	$135,985	100.0%
Provision for Loan Losses	34,941	33.1%	20,643	67.7%	55,584	40.9%
Other Operating Expenses	42,148	40.0%	8,226	27.0%	50,374	37.0%
Operating Gross Profit	28,391	26.9%	1,636	5.3%	30,027	22.1%
Interest Expense, net	10,521	10.0%	3,751	12.3%	14,272	10.5%
Depreciation and Amortization	1,078	1.0%	443	1.5%	1,521	1.1%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $736 for the three months ended September 30, 2014, have been eliminated.

	As of and for the nine months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$610,234		$69,265		$679,499
Goodwill	281,728		13,458		295,186
Other Intangible Assets	2,112		2,046		4,158
Total Revenues	$295,010	100.0%	$80,317	100.0%	$375,327	100.0%
Provision for Loan Losses	81,029	27.5%	48,837	60.8%	129,866	34.6%
Other Operating Expenses	121,945	41.3%	20,571	25.6%	142,516	38.0%
Operating Gross Profit	92,036	31.2%	10,909	13.6%	102,945	27.4%
Interest Expense, net	31,332	10.6%	9,637	12.0%	40,969	10.9%
Depreciation and Amortization	2,981	1.0%	1,408	1.8%	4,389	1.2%

        Intersegment revenues of $2,004 for the nine months ended September 30, 2014, have been eliminated.

	As of and for the three months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$95,814	100.0%	$14,527	100.0%	$110,341	100.0%
Provision for Loan Losses	28,910	30.2%	11,292	77.7%	40,202	36.4%
Other Operating Expenses	39,083	40.8%	5,977	41.1%	45,060	40.8%
Operating Gross Profit	27,821	29.0%	(2,742)	-18.8%	25,079	22.8%
Interest Expense, net	12,939	13.5%	—	0.0%	12,939	11.7%
Depreciation and Amortization	1,046	1.1%	476	3.3%	1,522	1.4%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $88 for the three months ended September 30, 2013, have been eliminated

	As of and for the nine months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$271,887	100.0%	$32,668	100.0%	$304,555	100.0%
Provision for Loan Losses	64,398	23.7%	21,050	64.4%	85,448	28.1%
Other Operating Expenses	112,164	41.2%	13,975	42.8%	126,139	41.4%
Operating Gross Profit	95,325	35.1%	(2,357)	-7.2%	92,968	30.5%
Interest Expense, net	38,618	14.2%	—	0.0%	38,618	12.7%
Depreciation and Amortization	3,834	1.4%	1,518	4.6%	5,352	1.8%

        Intersegment revenues of $88 for the nine months ended September 30, 2013, have been eliminated

Note 13. Income Taxes

        Community Choice Financial Inc, and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to permanent differences between book and tax. The Company had no liability recorded for unrecognized tax benefits at September 30, 2014 and December 31, 2013.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Discontinued Operations (Continued)

        Results from discontinued operations of Insight Holdings for the periods of the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Card fees	$—	$4,598	$7,494	$8,837
Other	—	97	191	193

Total revenues	—	4,695	7,685	9,030

Operating expenses:
Other	—	45	—	236

Total operating expenses	—	45	—	236

Operating gross profit	—	4,650	7,685	8,794

Corporate and other expenses
Corporate expenses	—	4,515	6,846	8,843
Depreciation and amortization	—	656	1,139	1,628
Interest expense, net	—	6	24	19

Total corporate and other expenses	—	5,177	8,009	10,490

Loss before benefit for income taxes	—	(527)	(324)	(1,696)

Benefit for income taxes	—	(211)	(130)	(679)

Loss from continuing operations	—	(316)	(194)	(1,017)
Loss on disposal (net of income taxes of $1,552)	—	—	(4,391)	—

Total discontinued operations	$—	$(316)	$(4,585)	$(1,017)

        Assets of $37,718 and liabilities of $4,777 were included at December 31, 2013 in the Consolidated Balance Sheet and Consolidating Balance Sheets in Note 17. Insight Holdings was formerly included in the Retail financial services segment.

        The Company will continue to be an agent for the Insight prepaid card and earn fees based on card sales and activity.

        Prior to the sale of Insight Holdings, a portion of the revenue was eliminated during consolidation. The agency revenue paid to the Company, from Insight Holdings previously eliminated was $-0- and $1,199 for the three month periods ended September 30, 2014 and 2013, respectively, and $2,145 and $2,522 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

        The Company has limited agency agreements with unaffiliated third-party lenders since the acquisition of our internet provider in 2012. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2014 and December 31, 2013, the outstanding amount of active consumer loans, which was our maximum exposure, was $8.7 million and $9.2 million, respectively, which were guaranteed by the Company. This guarantee obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $1,597 and $1,387 as of September 30, 2014 and December 31, 2013, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        As discussed in Note 10, the Company consolidated Insight Holdings as of April 1, 2013, and as discussed in Note 14, Insight Holdings is now treated as a discontinued operation and prior periods have been restated on the statement of operations. Insight Holdings was not a subsidiary of the Company, was not a guarantor under the 2019 notes or 2020 notes and, was not otherwise an obligor under the Company's debt instruments.

        As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by our Alabama subsidiary, Insight Capital, LLC, will be secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of September 30, 2014 and December 31, 2013, and for the nine months ended September 30, 2014 and 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II, LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd, and its subsidiary Cash Central of Australia Pty Ltd. The Company's entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

        Of the entities included under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was established on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of September 30, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $82,464 and $54,665 and total liabilities of $69,484 and $39,717, respectively and for the nine months ended September 30, 2014 and 2013 had total revenues of $33,490 and $19,546, total operating expenses of $22,519 and $13,823, and net income (loss) from continuing operations of $417 and ($558), respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. As of December 31, 2013, our non-guarantor consolidated entity had total assets of $37,718 and total liabilities of $4,777. For the nine months ended September 30, 2014 and September 30, 2013, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$105,297	$18,743	$—	$124,040
Restricted cash	—	3,150	—	—	3,150
Finance receivables, net	—	136,409	28,879	—	165,288
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,338	—	—	2,338
Other current assets	—	29,974	30	(22,407)	7,597
Deferred tax asset, net	—	13,014	—	—	13,014

Total current assets	—	291,297	47,652	(22,407)	316,542
Noncurrent Assets
Investment in Subsidiaries	416,410	14,888	—	(431,298)	—
Finance receivables, net	—	15,847	—	—	15,847
Leasehold improvements and equipment, net	—	32,267	2,984	—	35,251
Goodwill	—	264,151	31,035	—	295,186
Other intangible assets	—	3,319	839	—	4,158
Security deposits	—	2,605	84	—	2,689
Deferred debt issuance costs	9,514	57	255	—	9,826

Total assets	$425,924	$624,431	$82,849	$(453,705)	$679,499

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$617	$116	$—	$733
Current portion of lines of credit	36,664	—	—	—	36,664
Current portion of related party Florida seller notes	—	—	2,750	—	2,750
Subsidiary note payable	—	70	8,100	—	8,170
CCFI funding notes	—	—	8,073	(8,073)	—
Deferred revenue	—	2,860	—	—	2,860
Accrued interest	19,518	2	886	(796)	19,610
Money orders payable	—	14,594	—	—	14,594
Accounts payable and accrued liabilities	—	28,011	14,764	(13,595)	29,180

Total current liabilities	56,182	46,154	34,689	(22,464)	114,561
Noncurrent Liabilities
Subsidiary note payable	—	1,344	21,350	—	22,694
Capital lease obligation	—	814	195	—	1,009
Stock repurchase obligation	—	—	3,400	—	3,400
Related party Florida seller notes	—	—	9,823	—	9,823
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	3,570	—	—	3,570
Deferred tax liability, net	—	11,708	—	—	11,708

Total liabilities	476,182	63,590	69,457	(22,464)	586,765

Stockholders' Equity (Deficit)	(50,258)	560,841	13,392	(431,241)	92,734

Total liabilities and stockholders' equity	$425,924	$624,431	$82,849	$(453,705)	$679,499

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Nine Months Ended September 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$264,069	$23,381	$(738)	$286,712
Check cashing fees	—	54,922	7,513	—	62,435
Card fees	—	5,196	211	—	5,407
Dividend	—	4,500	—	(4,500)	—
Other	—	20,429	2,385	(2,041)	20,773

Total revenues	—	349,116	33,490	(7,279)	375,327

Operating expenses:
Salaries and benefits	—	55,212	4,989	—	60,201
Provision for loan losses	—	118,802	11,064	—	129,866
Occupancy	—	19,634	2,546	—	22,180
Advertising and marketing	—	14,430	697	(1,189)	13,938
Depreciation and amortization	—	5,663	587	—	6,250
Other	—	37,688	2,636	(377)	39,947

Total operating expenses	—	251,429	22,519	(1,566)	272,382

Operating gross profit	—	97,687	10,971	(5,713)	102,945

Corporate expenses	—	52,526	2,123	(475)	54,174
Depreciation and amortization	—	3,551	838	—	4,389
Interest expense, net	37,600	168	3,939	(738)	40,969
Interest expense allocation	(37,600)	37,600	—	—	—
Market value of stock repurchase obligation	—	—	2,472		2,472

Total corporate and other expenses	—	93,845	9,372	(1,213)	102,004

Income (loss) from continuing operations before income taxes	—	3,842	1,599	(4,500)	941
Provision (benefit) for income taxes	—	2,842	1,182	(3,328)	696

Income (loss) from continuing operations	—	1,000	417	(1,172)	245
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)

Net income (loss)	$—	$1,000	$(4,168)	$(1,172)	$(4,340)

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Nine Months Ended September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$210,101	$7,941	$—	$218,042
Check cashing fees	—	56,306	6,613	—	62,919
Card fees	—	4,471	2,647	(2,521)	4,597
Other	—	16,740	2,345	(88)	18,997

Total revenues	—	287,618	19,546	(2,609)	304,555

Operating expenses:
Salaries and benefits	—	48,393	4,841	—	53,234
Provision for loan losses	—	82,455	2,993	—	85,448
Occupancy	—	17,569	2,364	—	19,933
Advertising and marketing	—	11,203	649	—	11,852
Depreciation and amortization	—	4,666	329	—	4,995
Other	—	33,478	2,647	—	36,125

Total operating expenses	—	197,764	13,823	—	211,587

Operating gross profit	—	89,854	5,723	(2,609)	92,968

Corporate expenses	—	42,303	3,204	(2,609)	42,898
Registration expenses	—	—	—	—	—
Bond registration expenses	—	—	—	—	—
Transaction expenses	—	—	—	—	—
Long term incentive plan	—	—	—	—	—
Depreciation and amortization	—	3,519	1,833	—	5,352
Interest expense, net	36,671	336	1,611	—	38,618
Interest expense allocation	(36,671)	36,671
Gain on equity method investments	—	(260)	—	—	(260)

Income (loss) from continuing operations before income taxes	—	7,285	(925)	—	6,360

Provision (benefit) for income taxes	—	2,892	(367)	—	2,525

Income (loss) from continuing operations	—	4,393	(558)	—	3,835

Discontinued operations, net of tax	—	—	(1,017)	—	(1,017)

Net income (loss)	$—	$4,393	$(1,575)	$—	$2,818

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Nine Months Ended September 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$13,068	$131,500	$17,161	$161,729

Cash flows from investing activities
Net receivables originated	—	(120,211)	(24,765)	(144,976)
Net acquired assets, net of cash	—	(874)	(1,318)	(2,192)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(17,299)	(1,109)	(18,408)

Net cash used in investing activities	—	(131,653)	(31,123)	(162,776)

Cash flows from financing activities
Proceeds from subsidiary note	—	1,425	21,350	22,775
Payments on subsidiary note	—	(11)	—	(11)
Proceeds from CCFI Funding Notes	—	(5,352)	5,352	—
Payments on capital lease obligations, net	—	635	218	853
Net advances on lines of credit	11,664	—	—	11,664
Buyback of restricted stock units	—	(107)	—	(107)
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	(24,732)	24,732	—	—
Debt issuance costs	—	(305)	—	(305)

Net cash provided by (used in) financing activities	(13,068)	21,017	26,827	34,776

Net increase in cash and cash equivalents	—	20,864	12,865	33,729
Cash and cash equivalents:
Beginning	—	84,433	5,878	90,311

Ending	$—	$105,297	$18,743	$124,040

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Nine Months Ended September 30, 2013

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$3,493	$103,421	$14,230	$121,144

Cash flows from investing activities
Net receivables originated	—	(100,591)	(3,751)	(104,342)
Net acquired assets, net of cash	—	(841)	1,706	865
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(115)	(115)
Contributions for non-controlling interests	—	255	111	366
Proceeds from sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(7,602)	(1,257)	(8,859)

Net cash used in investing activities	—	(108,620)	(3,306)	(111,926)

Cash flows from financing activities
Capital lease payments	—	—	(79)	(79)
Payments on long-term debt	—	—	(1,500)	(1,500)
Net advances on lines of credit	—	30,000	—	30,000
Intercompany activities	(3,493)	3,493	—	—

Net cash provided by (used in) financing activities	(3,493)	33,493	(1,579)	28,421

Net increase in cash and cash equivalents	—	28,294	9,345	37,639
Cash and cash equivalents:
Beginning	—	71,093	7,951	79,044

Ending	$—	$99,387	$17,296	$116,683

Note 18. Subsequent Events

        The Company terminated the operations of CCFI Funding I in October 2014. The $8.1 million term note and the $2.7 million note payable to the guarantor subsidiaries were paid in full. The $2.6 million in receivables were sold to other guarantor and non-guarantor subsidiaries of the Company.

        The revolving credit facility for CCFI Funding II was amended from $25.0 million to $35.0 million in October of 2014. CCFI Funding II drew an additional $11.25 million in anticipation of purchasing additional receivables from guarantor subsidiaries.

        A number of the Company's independent board members have disclosed to the Audit and Compliance Committee that they have made an investment in the lender that provides the credit facility to CCFI Funding II.

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

Overview

        We are a leading retail provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term consumer loans, medium-term loans, check cashing, prepaid debit cards, secured loans and other services that address the specific needs of our customers. Through our retail focused business model we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of September 30, 2014, we operated 532 storefront locations across 15 states and 24 states via the internet.

        Our retail business model is focused on providing a broadening array of financial products and services through the distribution channels which satisfy the target customer needs where and when they desire. We want to achieve a superior level of customer satisfaction resulting in increased market penetration and value creation. Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is investing in and creating a premier brand presence, supported by a highly trained and motivated workforce with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and expanded our customer relationships through our additional product offerings.

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

        We are actively growing our store count and internet presence to increase our market share. During the three months ended September 30, 2014, we opened 6 stores and have opened 22 stores during the nine months ended September 30, 2014. We closed underperforming stores as part of our routine performance review.

        The chart below sets forth certain information regarding our retail presence for the year ended December 31, 2013, and the nine months ended September 30, 2014.

	Year Ended December 31, 2013	Nine Months Ended September 30, 2014
# of Locations
Beginning of Period	491	516
Opened	29	22
Closed	4	6

End of Period	516	532

Number of states served by our internet operations	24	24

        The following table provides the geographic composition of our physical locations as of December 31, 2013, and September 30, 2014:

	December 31, 2013	September 30, 2014
Alabama	30	36
Arizona	42	40
California	160	158
Florida	61	63
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	14	15
Michigan	14	14
Missouri	7	7
Ohio	99	99
Oregon	3	3
Tennessee	13	23
Utah	10	10
Virginia	25	26

	516	532

        In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.

Changes in Legislation

        In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. In April 2012, the CFPB began its first examination of the Company's retail operations. We have received our report and at this time we do not anticipate any material changes to our retail operations as a result of the examination report. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

Product Characteristics and Mix

        As the Company expands it's product offerings to meet customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our secured loan offerings tend to have longer maturities than our short-term consumer loan offerings. In addition, the shift in mix to longer term loans results in a higher loan loss reserve. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, by establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing, we may extend the customer relationship and increase associated revenue over time.

Expenses

        The Company's operating expenses related primarily to the operation of its stores and internet presence, including salaries and benefits, store occupancy costs, internet advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid by us to our majority stockholders.

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale as we continue to grow our business.

Discontinued Operations

        Insight Holdings, was previously integrated into the Company's consolidated financial results after the Company determined that that it was the primary beneficiary of the variable interest entity. On May 12, 2014, Insight Holdings was sold to a third party. As a result, the operations of Insight Holdings have been classified as discontinued operations in the Company's statement of operations.

Critical Accounting Policies

        Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, include allowance for loan losses, equity method investments, goodwill, stock based compensation, stock repurchase obligation, and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management's control.

Finance Receivables, Net

        Finance receivables consist of three categories, short-term consumer loans, medium-term loans and secured loans.

        Short-term consumer loan products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented.

        Medium-term loan products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These loans vary in structure depending upon the regulatory environments where they are offered. The loans are due in installments or provide for a line of credit with periodic monthly payments.

        Secured loan products typically range from $750 to $5,000, and are evidenced by a promissory note with a maturity between one and twenty-four months. The customer grants a right in collateral and the loan may be secured with a lien on the collateral. The risk characteristics of secured loans primarily depend on the regulatory requirements of each market. Repayment risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the underlying collateral.

        In some instances the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2013 and September 30, 2014 were $165.3 million and $181.1 million, respectively. The allowance for loan losses as of December 31, 2013 and September 30, 2014 were $18.0 million and $26.2 million, respectively. At December 31, 2013 and September 30, 2014, the allowance for loan losses was 9.5% and 12.3%, respectively, of total finance receivables, reflecting a higher mix of medium-term and secured loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2013 and September 30, 2014 are as follows (in thousands):

	December 31, 2013	September 30, 2014
Finance Receivables, net of unearned advance fees	$183,338	$207,342
Less: Allowance for loan losses	18,008	26,207

Finance Receivables, Net	$165,330	$181,135

        The total changes to the allowance for loan losses for the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Allowance for loan losses
Beginning of Period	$9,762	$24,296	$9,114	$18,008
Provisions for loan losses	34,126	48,040	71,492	112,028
Charge-offs, net	(29,636)	(46,129)	(66,354)	(103,829)

End of Period	$14,252	$26,207	$14,252	$26,207

Allowance as a percentage of finance receivables, net of unearned advance fees	8.8%	12.6%	8.8%	12.6%

        The provision for loan losses for the three months ended September 30, 2013, and 2014 includes losses from returned items from check cashing of $2.3 million and $2.5 million, respectively, and third party lender losses of $3.7 million and $5.1 million, respectively.

        The provision for loan losses for the nine months ended September 30, 2013, and 2014 includes losses from returned items from check cashing of $5.9 million and $6.0 million, respectively, and third party lender losses of $8.0 million and $11.8 million, respectively.

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

        The Company conducted its annual test for impairment of goodwill as of December 31, 2013 for both the Retail financial and Internet financial services segments which resulted in no impairment of goodwill. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

        The Company performed a subsequent goodwill impairment test for the Retail services segment as required when a portion of the segment is sold. Upon the sale of Insight Holdings, this resulted in no impairment of goodwill as of May 12, 2014.

        Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, the Company's investment in Insight Holdings was accounted for under the equity method as a result of extending a line of credit, the Company consolidated Insight Holdings effective as of April 1, 2013 until May 12, 2014, when it was sold. See Note 10 to the consolidated financial statements.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the nine months ended September 30, 2013 and 2014.

Income Taxes

        We record income taxes as applicable under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. The Company has not recorded any valuation allowances.

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.3 million to result in cash tax savings of approximately $10.9 million at the expected combined rate of 40% for the fiscal year 2014 tax return. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense resulted in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the nine months ended September 30, 2014, which are included elsewhere in this Form 10-Q, as of September 30, 2014, we had eight non-guarantor subsidiaries and we previously had one consolidated entity that was not a subsidiary (and, therefore, was not a guarantor), as defined by Company's indentures governing its senior secured notes. As of September 30, 2014, of these entities, Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, and CCFI Funding II LLC are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was established on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of September 30, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $82,849 and $54,665 and total liabilities of $69,484 and $39,717, respectively and for the nine months ended September 30, 2014 and 2013 had total revenues of $33,490 and $19,546, total operating expenses of $22,519 and $13,823, and net income (loss) from continuing operations of $417 and $(558), respectively. As of December 31, 2013, our non-guarantor consolidated entity had total assets of $37,718 and total liabilities of $4,777 and no assets or liabilities are reflected on the Company's balance sheet as of September 30, 2014, because the entity is no longer consolidated. For the nine months ended September 30, 2014 and September 30, 2013, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing its senior secured notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        The following table sets forth key operating data for our operations for the three months ended September 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Total Revenues	$110,341	$135,985	$25,644	23.2%	100.0%	100.0%
Operating Expenses
Salaries and benefits	18,380	20,541	2,161	11.8%	16.7%	15.1%
Provision for losses	40,202	55,584	15,382	38.3%	36.4%	40.9%
Occupancy	6,982	7,581	599	8.6%	6.3%	5.5%
Advertising and marketing	6,108	5,823	(285)	(4.7)%	5.6%	4.3%
Depreciation and amortization	1,590	2,293	703	44.2%	1.4%	1.7%
Other operating expenses	12,000	14,136	2,136	17.8%	10.9%	10.4%

Total Operating Expenses	85,262	105,958	20,696	24.3%	77.3%	77.9%

Income from Operations	25,079	30,027	4,948	19.7%	22.7%	22.1%

Corporate and other expenses
Corporate expenses	13,500	18,375	4,875	36.1%	12.2%	13.5%
Depreciation and amortization	1,522	1,521	(1)	(0.1)%	1.4%	1.1%
Interest	12,939	14,272	1,333	10.3%	11.7%	10.5%
Stock repurchase obligation	6	2,512	2,506	41766.7%	0.0%	1.8%
Income tax benefit	(1,450)	(2,530)	(1,080)	74.5%	(1.3)%	(1.8)%

Total corporate and other expenses	26,517	34,150	7,633	28.8%	24.0%	25.1%

Net loss before management fee	(1,438)	(4,123)	(2,685)	186.7%	(1.3)%	(3.0)%
Sponsor Management Fee	306	329	23	7.5%	0.3%	0.2%
Discontinued operations	316	—	(316)	0.0%	0.3%	0.0%

Net Loss	$(2,060)	$(4,452)	$(2,708)	131.5%	(1.9)%	(3.2)%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the three months ended September 30, 2013 and 2014 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Three Months Ended September 30,
	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$537,791	$561,519
Number of loan transactions (in thousands)	1,323	1,402
Average new loan size	$406	$401
Average fee per new loan	$49.27	$50.07
Loan loss provision	$22,328	$25,947
Loan loss provision as a percentage of loan volume	4.2%	4.6%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$707,126	$738,647
Number of checks cashed (in thousands)	1,526	1,508
Face amount of average check	$463	$490
Average fee per check	$13.59	$13.80
Returned check expense	$2,342	$2,471
Returned check expense as a percent of face amount of checks cashed	0.33%	0.33%
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$30,061	$58,167
Number of loans outstanding	38,114	87,098
Average principle outstanding	$789	$668
Weighted average monthly percentage rate	18.4%	18.3%
Allowance as a percentage of finance receivables	22.1%	26.2%
Loan loss provision	$8,382	$18,131
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$25,399	$31,309
Number of loans outstanding	25,288	26,152
Average principle outstanding	$1,004	$1,197
Weighted average monthly percentage rate	12.1%	11.9%
Allowance as a percentage of finance receivables	6.7%	9.0%
Loan loss provision	$3,416	$3,962

Operating Metrics

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$61,784	$66,932	$5,148	8.3%	56.0%	49.2%
Medium-term Loans	11,473	28,520	17,047	148.6%	10.4%	21.0%
Check Cashing Fees	20,727	20,817	90	0.4%	18.8%	15.3%
Prepaid Debit Card Services	1,511	2,077	566	37.5%	1.4%	1.5%
Secured Loan Fees	8,549	10,634	2,085	24.4%	7.7%	7.8%
Other Income	6,297	7,005	708	11.2%	5.7%	5.2%

Total Revenue	$110,341	$135,985	$25,644	23.2%	100.0%	100.0%

        For the three months ended September 30, 2014, total revenue increased by $25.6 million, or 23.2%, compared to the same period in 2013. The majority of this growth came from the expansion of the internet portfolio, new stores, and other organic retail growth.

        Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2014 increased $5.1 million, or 8.3%, compared to the same period in 2013. Growth from our internet segment, and new stores were the primary drivers of the revenue increase.

        Revenue from medium-term loans for the three months ended September 30, 2014 increased $17.0 million, or 148.6%, compared to the same period in 2013. The primary increase in medium-term loan revenue is due primarily to the growth of the internet portfolio.

        Revenue from secured loan fees for the three months ended September 30, 2014 increased $2.1 million, or 24.4%, compared to the same period in 2013. We grew secured loan revenue principally through expansion of our portfolios in most markets.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$18,380	$20,541	$2,161	11.8%	16.7%	15.1%
Provision for Loan Losses	40,202	55,584	15,382	38.3%	36.4%	40.9%
Occupancy	6,982	7,581	599	8.6%	6.3%	5.5%
Depreciation & Amortization	1,590	2,293	703	44.2%	1.4%	1.7%
Advertising & Marketing	6,108	5,823	(285)	(4.7)%	5.5%	4.3%
Bank Charges	1,069	1,472	403	37.7%	1.0%	1.1%
Store Supplies	730	819	89	12.2%	0.7%	0.6%
Collection Expenses	738	660	(78)	(10.6)%	0.7%	0.5%
Telecommunications	1,378	1,478	100	7.3%	1.2%	1.1%
Security	618	845	227	36.7%	0.6%	0.6%
License & Other Taxes	423	477	54	12.8%	0.4%	0.3%
Other Operating Expenses	7,044	8,385	1,341	19.0%	6.4%	6.2%

Total Operating Expenses	85,262	105,958	20,696	24.3%	77.3%	77.9%

Income from Operations	$25,079	$30,027	$4,948	19.7%	22.7%	22.1%

        Total operating expenses increased by $20.7 million, or 24.3%, for the three months ended September 30, 2014 as compared to the same period in 2013. This overall increase was primarily due to a higher provision for loan losses. The provision for loan losses grew $15.4 million, or from 36.4% to 40.9%, of revenue for the three months ended September 30, 2014 related to higher provisioning due to growth of the Internet Segment, bad debt related to new store openings, and a general shift towards longer term products. As a percent of revenue, salaries and benefits decreased from 16.7% to 15.1% for the three months ended September 30, 2014 as compared to the prior year.

        Occupancy expense increased by $0.6 million, or 8.6%, for the three months ended September 30, 2014 as compared to the prior year period due to an increase in our number of retail locations.

        Importantly, total operating expenses, excluding Provision for Loan Losses, declined from 40.8% of revenues to 37.0% of revenues, evidencing the realization of operating leverage as a result of expanding our revenue through portfolio growth.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$13,500	$18,375	$4,875	36.1%	12.2%	13.5%
Depreciation & Amortization	1,522	1,521	(1)	(0.1)%	1.4%	1.1%
Sponsor Management Fee	306	329	23	7.5%	0.3%	0.2%
Interest	12,939	14,272	1,333	10.3%	11.7%	10.5%
Stock Repurchase Obligation	6	2,512	2,506	41766.7%	0.0%	1.8%
Discontinued Operations	316	—	(316)	(100.0)%	0.3%	0.0%
Income Tax Expense	(1,450)	(2,530)	(1,080)	74.5%	(1.3)%	(1.8)%

Total Corporate and Other Expenses	$27,139	$34,479	$7,340	27.0%	24.6%	25.3%

        Corporate expenses increased by $4.9 million, or 36.1%, for the three months ended September 30, 2014, primarily due to expansion of our corporate functions supporting growth initiatives, stock compensation, and health care costs.

        Interest expense increased by $1.3 million, or 10.3%, for the three months ended September 30, 2014 as compared to the prior year period primarily due to the increase in total borrowings.

        The stock repurchase obligation is carried at fair market value. The increase in expense of $2.5 million during the three months ended September 30, 2014 as compared to the same period in 2013 is due to an increase in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Three Months Ended September 30, 2014

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$610,234		$69,265		$679,499
Goodwill	281,728		13,458		295,186
Other Intangible Assets	2,112		2,046		4,158
Total Revenues	$105,480	100.0%	$30,505	100.0%	$135,985	100.0%
Provision for Loan Losses	34,941	33.1%	20,643	67.7%	55,584	40.9%
Other Operating Expenses	42,148	40.0%	8,226	27.0%	50,374	37.0%
Operating Gross Profit	28,391	26.9%	1,636	5.3%	30,027	22.1%
Interest Expense, net	10,521	10.0%	3,751	12.3%	14,272	10.5%
Depreciation and Amortization	1,078	1.0%	443	1.5%	1,521	1.1%

        Intersegment revenues of $736 for the three month period ending September 30, 2014 have been eliminated.

	As of and for the three months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$95,814	100.0%	$14,527	100.0%	$110,341	100.0%
Provision for Loan Losses	28,910	30.2%	11,292	77.7%	40,202	36.4%
Other Operating Expenses	39,083	40.8%	5,977	41.1%	45,060	40.8%
Operating Gross Profit	27,821	29.0%	(2,742)	(18.8)%	25,079	22.8%
Interest Expense, net	12,939	13.5%	—	0.0%	12,939	11.7%
Depreciation and Amortization	1,046	1.1%	476	3.3%	1,522	1.4%

        Intersegment revenues of $88 for the three month period ending September 30, 2014 have been eliminated.

Retail Financial Services

        Retail financial services represented 77.6%, or $105.5 million, of consolidated revenues for the three months ended September 30, 2014.

        For the three months ended September 30, 2014, total revenues in the Retail segment increased by $9.7 million, or 10.1%, compared to the prior year comparable period, primarily due to new stores, and organic growth in our short-term, medium-term, and secured loan portfolios.

        The provision for loan losses increased as a percentage of revenue due to the higher reserves resulting from our continued shift to longer term products and the higher provisioning related to new stores. Other operating expenses increased as a percentage of revenue due to new store openings. New stores require a period of time to gain market share and revenue prior to achieving operating leverage. Overall gross profit was lower as a percentage of revenue due primarily to higher provisioning and the impact of new stores.

Internet Financial Services

        For the three months ended September 30, 2014, total revenues contributed by our Internet financial services segment was $30.5 million, an increase of $16.0 million, or 110.0% over the three months ended September 30, 2013. As the Company expanded this segment, the mix of products shifted to more medium-term products with correspondingly higher net bad debt. Other operating expenses in the current quarter increased by $2.2 million but fell as a percentage of total revenue to 27.0% versus 41.1% in 2013. Operating gross profit for the segment of $1.6 million is an increase of $4.4 million over the loss in 2013 and also improved to 5.4% of revenue.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Total Revenues	$304,555	$375,327	$70,772	23.2%	100.0%	100.0%
Operating Expenses
Salaries and benefits	53,234	60,201	6,967	13.1%	17.5%	16.1%
Provision for losses	85,448	129,866	44,418	52.0%	28.1%	34.6%
Occupancy	19,933	22,180	2,247	11.3%	6.5%	5.9%
Advertising and marketing	11,852	13,938	2,086	17.6%	3.9%	3.7%
Depreciation and amortization	4,995	6,250	1,255	25.1%	1.6%	1.7%
Other operating expenses	36,125	39,947	3,822	10.6%	11.9%	10.6%

Total Operating Expenses	211,587	272,382	60,795	28.7%	69.5%	72.6%

Income from Operations	92,968	102,945	9,977	10.7%	30.5%	27.4%

Corporate and other expenses
Corporate expenses	41,891	53,205	11,314	27.0%	13.8%	14.2%
Depreciation and amortization	5,352	4,389	(963)	(18.0)%	1.8%	1.2%
Interest	38,618	40,969	2,351	6.1%	12.7%	10.9%
Stock repurchase obligation	(246)	2,472	2,718	(1104.9)%	(0.1)%	0.7%
Income tax expense (benefit)	2,525	696	(1,829)	(72.4)%	0.8%	0.2%

Total corporate and other expenses	88,140	101,731	13,591	15.4%	29.0%	27.2%

Net income before management fee	4,828	1,214	(3,614)	(74.9)%	1.5%	0.2%
Sponsor Management Fee	993	969	(24)	(2.4)%	0.3%	0.2%
Discontinued operations	1,017	4,585	3,568	0.0%	0.3%	1.2%

Net Income (Loss)	$2,818	$(4,340)	$(3,590)	(127.4)%	0.9%	(1.2)%

        The following tables set forth key loan and check cashing operating data for our operations as of and for the nine months ended September 30, 2013 and 2014 (in thousands, except for store data, averages, percentages or unless otherwise specified):

	Nine Months Ended September 30,
	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,469,741	$1,538,960
Number of loan transactions (in thousands)	3,588	3,819
Average new loan size	$410	$403
Average fee per new loan	$49.48	$50.07
Loan loss provision	$50,771	$59,294
Loan loss provision as a percentage of loan volume	3.5%	3.9%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,129,118	$2,188,056
Number of checks cashed (in thousands)	4,416	4,369
Face amount of average check	$482	$501
Average fee per check	$14.25	$14.29
Returned check expense	$5,913	$6,027
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%
Medium-term Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$30,061	$58,167
Number of loans outstanding	38,114	87,098
Average principle outstanding	$789	$668
Weighted average monthly percentage rate	18.4%	18.3%
Allowance as a percentage of finance receivables	22.1%	26.2%
Loan loss provision	$14,349	$43,651
Secured Loan Operating Data (unaudited):
Principle outstanding (in thousands)	$25,399	$31,309
Number of loans outstanding	25,288	26,152
Average principle outstanding	$1,004	$1,197
Weighted average monthly percentage rate	12.1%	11.9%
Allowance as a percentage of finance receivables	6.7%	9.0%
Loan loss provision	$6,372	$9,083

Operating Metrics

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$169,665	$182,704	$13,039	7.7%	55.7%	48.7%
Medium-term Loans	24,509	74,225	49,716	202.8%	8.1%	19.8%
Check Cashing Fees	62,919	62,435	(484)	(0.8)%	20.7%	16.6%
Prepaid Debit Card Services	4,597	5,407	810	17.6%	1.5%	1.5%
Secured Loan Fees	23,868	29,783	5,915	24.8%	7.8%	7.9%
Other Income	18,997	20,773	1,776	9.3%	6.2%	5.5%

Total Revenue	$304,555	$375,327	$70,772	23.2%	100.0%	100.0%

        For the nine months ended September 30, 2014, total revenue increased by $70.8 million, or 23.2%, compared to the same period in 2013. The majority of this growth came from the expansion of the internet portfolio, new stores, and other organic retail growth.

        Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2014 increased $13.0 million, or 7.7%, compared to the same period in 2013. Growth from our internet segment and new stores were the primary drivers of the revenue increase.

        Revenue from medium-term loans for the nine months ended September 30, 2014 increased $49.7 million, or 202.8%, compared to the same period in 2013. The primary increase in medium-term loan revenue is due to the growth of the internet portfolio.

        Revenue from secured loan fees for the nine months ended September 30, 2014 increased $5.9 million, or 24.8%, compared to the same period in 2013. We grew secured loan revenue through expansion of our portfolios in most retail markets.

Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$53,234	$60,201	$6,967	13.1%	17.5%	16.1%
Provision for Loan Losses	85,448	129,866	44,418	52.0%	28.1%	34.6%
Occupancy	19,933	22,180	2,247	11.3%	6.5%	5.9%
Depreciation & Amortization	4,995	6,250	1,255	25.1%	1.6%	1.7%
Advertising & Marketing	11,852	13,938	2,086	17.6%	3.9%	3.7%
Bank Charges	3,118	3,918	800	25.7%	1.0%	1.1%
Store Supplies	2,102	2,614	512	24.4%	0.7%	0.7%
Collection Expenses	2,557	2,380	(177)	(6.9)%	0.9%	0.6%
Telecommunications	4,060	4,677	617	15.2%	1.3%	1.2%
Security	1,915	2,144	229	12.0%	0.6%	0.6%
License & Other Taxes	1,377	1,288	(89)	(6.5)%	0.5%	0.3%
Other Operating Expenses	20,996	22,926	1,930	9.2%	6.9%	6.1%

Total Operating Expenses	211,587	272,382	60,795	28.7%	69.5%	72.6%

Income from Operations	$92,968	$102,945	$9,977	10.7%	30.5%	27.4%

        Total operating expenses increased by $60.8 million, or 28.7%, for the nine months ended September 30, 2014 as compared to the same period in 2013. This overall increase was due to expense primarily related to a higher provision for loan losses. The provision for loan losses grew $44.4 million, or from 28.1% to 34.6% of revenue, for the nine months ended September 30, 2014 due to growth of the internet segment, bad debt related to new store openings, and a continued general shift towards longer term products. As a percent of revenue, salaries and benefits decreased from 17.5% to 16.1% for the nine months ended September 30, 2014 as compared to the prior year.

        Occupancy expense increased by $2.2 million, or 11.3%, for the nine months ended September 30, 2014 as compared to the prior year period due to an increase in our number of retail locations.

        Advertising and marketing expense increased by $2.1 million, or 17.6%, for the nine months ended September 30, 2014 as compared to the prior year period, also attributable primarily due to increased marketing activities in our internet segment.

        Other operating expenses increased by $1.9 million, or 9.2%, for the nine months ended September 30, 2014 as compared to the prior year period primarily due to new stores and costs associated with our expanded internet portfolio.

        Importantly, total operating expenses, excluding Provision for Loan Losses, declined from 41.4% of revenues to 38.0% of revenues, evidencing the realization of operating leverage as a result of expanding our revenue through portfolio growth.

	Nine Months Ended September 30,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$41,891	$53,205	$11,314	27.0%	13.8%	14.2%
Depreciation & Amortization	5,352	4,389	(963)	(18.0)%	1.8%	1.2%
Sponsor Management Fee	993	969	(24)	(2.4)%	0.3%	0.2%
Interest	38,618	40,969	2,351	6.1%	12.7%	10.9%
Stock Repurchase Obligation	(246)	2,472	2,718	(1104.9)%	(0.1)%	0.7%
Discontinued Operations	1,017	4,585	3,568	350.8%	0.3%	1.2%
Income Tax Expense	2,525	696	(1,829)	(72.4)%	0.8%	0.2%

Total Corporate and Other Expenses	$90,150	$107,285	$17,135	19.0%	29.6%	28.6%

        Corporate expenses increased, by $11.3 million, or 27.0%, during the nine months ended September 30, 2014, as compared to the prior period in 2013, due primarily to expansion of our corporate functions supporting growth initiatives, stock compensation, and health care costs.

        Interest expense increased by $2.4 million during the nine months ended September 30, 2014, or 6.1%, as compared to the same period in 2013, primarily attributable to carrying a larger balance on our lines of credit during 2014 and the increase in total borrowings.

        Discontinued operations includes $4.4 million of capital losses related to the sale of Insight Holdings and $0.2 million of losses during the nine months ended September 30, 2014 as compared to the prior period in 2013 which includes losses of $1.0 million.

        The stock repurchase obligation is carried at fair market value. The expense of $2.5 million during the nine months ended September 30, 2014 as compared to the decline of $0.2 million for the same period in 2013 is due to an increase in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Nine Months Ended September 30, 2014

        The following tables present summarized financial information for the Company's segments:

	As of and for the nine months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$610,234		$69,265		$679,499
Goodwill	281,728		13,458		295,186
Other Intangible Assets	2,112		2,046		4,158
Total Revenues	$295,010	100.0%	$80,317	100.0%	$375,327	100.0%
Provision for Loan Losses	81,029	27.5%	48,837	60.8%	129,866	34.6%
Other Operating Expenses	121,945	41.3%	20,571	25.6%	142,516	38.0%
Operating Gross Profit	92,036	31.2%	10,909	13.6%	102,945	27.4%
Interest Expense, net	31,332	10.6%	9,637	12.0%	40,969	10.9%
Depreciation and Amortization	2,981	1.0%	1,408	1.8%	4,389	1.2%

        Intersegment revenues of $2,004 for the nine month period ending September 30, 2014, have been eliminated.

	As of and for the nine months ended September 30, 2013
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$612,099		$40,582		$652,681
Goodwill	298,731		13,672		312,403
Other Intangible Assets	21,210		3,771		24,981
Total Revenues	$271,887	100.0%	$32,668	100.0%	$304,555	100.0%
Provision for Loan Losses	64,398	23.7%	21,050	64.4%	85,448	28.1%
Other Operating Expenses	112,164	41.2%	13,975	42.8%	126,139	41.4%
Operating Gross Profit	95,325	35.1%	(2,357)	(7.2)%	92,968	30.5%
Interest Expense, net	38,618	14.2%	—	0.0%	38,618	12.7%
Depreciation and Amortization	3,834	1.4%	1,518	4.6%	5,352	1.8%

        Intersegment revenues of $88 for the nine month period ending September 30, 2013, have been eliminated.

Retail Financial Services

        Retail financial services represented 78.6%, or $295.0 million, of consolidated revenues for the nine months ended September 30, 2014 which was an increase of $23.1 million, or 8.5%, over the prior period primarily due to new stores, and strong organic growth in our short-term, medium-term, and secured loan portfolios.

        The provision for loan losses increased as a percentage of revenue due to the higher reserves from the shift to longer term products and the higher provisioning related to new stores. Other operating expenses increased as a percentage of revenue due to new store openings. New stores require a period of time to gain market share and revenue prior to achieving operating leverage. Overall gross profit was lower as a percentage of revenue due primarily to higher provisioning and the impact of new stores.

Internet Financial Services

        For the nine months ended September 30, 2014, total revenues contributed by our Internet financial services segment was $80.3 million, an increase of $47.6 million, or 145.9%, over the nine months ended September 30, 2013. As the Company expanded this segment, the mix of products shifted to more medium-term with higher net bad debt resulting in a 64.4% provision for loan losses for the nine months ended September 30, 2013 compared to 60.8% for the nine months ended September 30, 2014. Other operating expenses in the most recent nine month period increased by $6.6 million but fell as a percentage of total revenue to 25.6% versus 42.8% in 2013. Operating gross profit of $10.9 million is an increase of $13.3 million over the comparable period in 2013 and also improved to 13.6% of revenue.

Liquidity and Capital Resources

        We have historically funded our operating liquidity needs through cash flow from operations and borrowing under our revolving credit facilities. We believe that cash flow from operations and available cash, together with our ability to access existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset- specific financing, incurrence of additional indebtedness, or asset sales.

Nine Month Cash Flow Analysis

        The table below summarizes our cash flows for the nine months ended September 30, 2013 and 2014.

	Nine Months Ending September 30,
(in thousands)	2013	2014
Net Cash Provided by Operating Activities	$121,144	$161,729
Net Cash Used in Investing Activities	(111,926)	(162,776)
Net Cash Provided by Financing Activities	28,421	34,776

Net Increase in Cash and Cash Equivalents	$37,639	$33,729

        Cash Flows from Operating Activities.    During the nine months ended September 30, 2014, net cash provided by operating activities was $161.7 million compared to $121.1 million in the nine months ended September 30, 2013, a $40.6 million increase. Cash flows from operating activities increased primarily due to operating income and the non-cash impact of increased provisioning in 2014.

        Cash Flows from Investing Activities.    During the nine months ended September 30, 2014, net cash used in investing activities was $162.8 million. The primary use of cash was the origination of $145.0 million of loans. Additionally, we had $18.4 million in capital expenditures as we increase our number of retail locations. During the nine months ended September 30, 2013, net cash used in investing activities was $111.9 million primarily due to the origination of loans.

        Cash Flows from Financing Activities.    During the nine months ended September 30, 2014, net cash provided by financing activities was $34.8 million. The primary source of cash was $11.7 million in borrowings under our revolving credit facilities and $22.8 million in proceeds from subsidiary notes. During the nine months ended September 30, 2013, net cash provided by financing activities was $28.4 million primarily due to borrowings under revolving credit facilities.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing this revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2013 and September 30, 2014, we were in compliance with these covenants.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the nine months ended September 30, 2013 and 2014, we spent $8.9 million and $18.4 million, respectively, on capital expenditures. The increase is primarily due to opening retail locations in the Alabama and Tennessee markets. The Company opened 22 stores during the nine months ended September 30, 2014 as compared to 8 stores during the prior year comparable period.

Seasonality

        Our business is seasonal based on the liquidity and cash flow demands of our customers. Customers' cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through tax refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

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

        On December 20, 2013 and June 19, 2014, the Company created non- guarantor subsidiaries in order to acquire loans from the Retail and Internet portfolios. The non-guarantor subsidiary funding came from an $8.1 million term note and a $25.0 million revolver with a $21.4 million balance at September 30, 2014, in order to acquire the loans.

        On June 26, 2013, the Company entered into a Software License Agreement ("SLA") and a Software Support and Maintenance Agreement ("MSA") (collectively, the "eCash Agreements") with eCash Software Systems, Inc. ("eCash") to acquire a perpetual license for a new point-of-sale and operations platform system. Under the eCash Agreement, eCash will license to the Company and its subsidiaries software capable of managing retail and on- line-transactional information, and revenue (the "Licensed Systems"). The implementation of the Licensed Systems commenced in July 2013. The eCash Agreements contain detailed terms governing license fees, professional services fees and ongoing maintenance fees, including credits, as well as fees and rates for services that may be requested by the Company. The total estimated amount to be paid to eCash with respect to the SLA is in excess of $4.5 million, the ("License Purchase Price"). This License Purchase Price is payable semi- annually over five years and is subject to customary provisions including provisions related to delivery milestones and performance. Pursuant to the MSA, the Company has also committed to purchase maintenance for five years with fees dependent upon the number of licensed locations and requested additional services.

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

Loan Portfolio

        As of September 30, 2014, we offered loans in 32 states. We have established an allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the allowance for loan losses is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. Our policy is to charge off accounts in accordance with policy. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products interest is earned over the term of the loan.

        As of September 30, 2014 and December 31, 2013, our total finance receivables net of unearned advance fees were approximately $207.3 million and $183.3 million, respectively.

Investee Companies

        We had an equity investment in Insight Holdings. The Company consolidated Insight Holdings as a VIE effective April 1, 2013 and the previous equity method of accounting for the investment was discontinued.

        On May 12, 2014, Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings for a cash purchase price subject to post- closing adjustments that are based on performance. The Company owned 22.7% of the member units that were sold. Additionally, the Company terminated the $3,000 revolving credit facility to Insight Holdings.

Off-Balance Sheet Arrangements

        In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2014 and December 31, 2013, the outstanding amount of active consumer loans was $8.7 million and $9.2 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.6 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of September 30, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

        As of September 30, 2014, we had $501.8 million of indebtedness, of which, $36.7 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to an additional $9.0 million on lines of credit which are subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

        On November 6, 2014, the Company's Compensation Committee unanimously determined to pay to the Company's Chairman and Chief Executive Officer an additional bonus payable to him in two installments of $1,000,000 each. The first installment is payable on or before December 31, 2014, and the second installment on the one-year anniversary of the first payment. Payment of each installment is conditioned on his continued employment as of the date of payment.

ITEM 6.    EXHIBITS.

        The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

Exhibit No.	Description of Exhibit
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101	Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer