Form 10-K
period 2014-12-31
Community Choice Financial Inc.
filed 2015-03-30
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio	45-1536453
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6785 Bobcat Way, Suite 200, Dublin Ohio	43016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2014 was: 8,981,536 shares of common stock, $0.01 par value.

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

•                  risks related to the discontinuance of banking or merchant process relationships;

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

•                  risks related to natural disasters or the threat or outbreak of war or hostilities;

•                  risks related that our controlling shareholders’ interest may conflict with the interests of other investors;

•                  risks that our business may suffer if our trademarks or service marks are infringed;

•                  risks that our insurance coverage limits are inadequate, or increases in our insurance costs impact profitability or we suffer losses due to one or more of our insurance carriers defaulting on their obligations; and

•                  risks that adverse real estate market fluctuations could affect our profits.

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

PART I

ITEM 1.                                            BUSINESS

Overview

Community Choice Financial Inc. (“CCFI”) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 530 retail storefronts across 15 states, an internet presence in 24 states, and a small internet presence in the United Kingdom. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including consumer loans, check cashing, prepaid debit cards, money transfers, bill payments and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and, in many instances, more affordable than available alternatives.

Whether through our internet platform or retail locations, we strive to provide customers with unparalled customer service in a safe, clean and welcoming environment or with the privacy and convenience of our internet based services. Our internet platform is easy to use and provides an alternative for customers who may prefer the convenience and benefits of the internet. Our retail locations are located in highly visible, accessible locations that allow customers convenience and immediate access to our services. Our professional work environment combines high employee performance standards, incentive-based pay and a wide array of training programs to incentivize our employees to provide superior customer service. We believe that this approach has enabled us to build strong customer loyalty, putting us in a position to expand and continue to capitalize on our innovative product offerings.

We serve the large and growing market of individuals who have limited or no access to traditional sources of consumer credit and financial services. A study published in 2013, conducted by the FDIC indicates 27.7% of U.S. households are either unbanked or underbanked, representing approximately 67.6 million adults. As traditional financial institutions increase fees for consumer services, such as checking accounts and debit cards, and tighten credit standards as a result of economic and other market driven developments, consumers have looked elsewhere for less expensive and more convenient alternatives to meet their financial needs. According to a 2014 report from the Federal Reserve Bank of New York, total consumer credit outstanding has declined $1.4 trillion from its peak in the third quarter of 2008 through 2013. This contraction in the supply of consumer credit has resulted in significant unmet demand for consumer loan products.

Our Customers

We serve a large and growing demographic group of customers by providing services to help them manage their day-to-day financial needs. Our customers are primarily working-class, middle-income individuals. Based on third-party market surveys, we believe the following about our customers:

•                  they have an average annual household income between $20,000 and $50,000, with approximately 17% in excess of $50,000;

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

Locations and Operations

The following map illustrates the geography of our operations as of December 31, 2014.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free-standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. Substantially, all of our stores are leased. Our stores, on average, occupy approximately 1,878 square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•                  CheckSmart;

•                  Buckeye CheckSmart;

•                  California Check Cashing Stores;

•                  1st Loans Finanical;

•                  Cash 1 (pursuant to a license agreement);

•                  Cash & Go;

•                  First Virginia;

•                  Buckeye Title Loans;

•                  Easy Money; and

•                  Check Cashing USA.

Our stores are typically open from 8 a.m. until 8 p.m. Monday through Saturday and 11 a.m. until 5 p.m. on Sunday, although some stores are closed on Sunday. Additionally, 32 of our stores are open 24 hours a day.

To complement our retail stores we also offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming. In addition, we also acquired DFS UK which is operating in a limited capacity offering loans in the United Kingdom and DFS Canada which does not currently offer loans.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2014.

	Year Ended December 31,
# of Locations	2012	2013	2014
Beginning of Period	435	491	516
Acquired	54	—	—
Opened	7	29	25
Closed	5	4	11
End of Period	491	516	530

Number of states served by our internet operations	19	24	24

Products and Services

We offer several convenient, fee-based services to meet the needs of our customers, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, money transfers, bill payments, money orders, international and domestic prepaid phone cards, tax preparation, auto insurance, motor vehicle registration services and other ancillary retail financial services.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the years ended December 31, 2013 and 2014:

Consumer Loans.  We offer a variety of consumer loan products and services which we believe our customers find to be convenient, transparent and lower-cost alternatives to other, more expensive options, such as incurring returned item fees, credit card late fees, overdraft or overdraft protection fees, utility late payments, disconnect and reconnect fees and other charges imposed by other financing sources when they do not have sufficient funds to cover unexpected expenses or other needs.  Our customers often have limited access to more traditional sources of consumer credit, such as credit cards.

The specific consumer loan products we offer vary by location, but generally include the following types of consumer loans:

•                  Short-Term Consumer Loans.  Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products are consumer loans that typically range in size from $100 to $1,000, whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer this product over the internet and in 509 of our 530 stores. As the lender, we agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $5,000 and averaged approximately $422 during 2014. Fees charged vary from state to state, generally ranging from $8 to $18 per $100 borrowed. Secured short-term products are asset-based loans whereby the customer obtains cash and grants a right in collateral and the loan may be secured with a lien on the collateral. Secured loans with a maturity of 90 days or less are included in this category and represent 17.5% of short-term consumer loans at December 31, 2014.

•                  Medium-Term Consumer Loans.  In meeting our customers’ financial needs, we also offer unsecured and secured medium-term consumer loans. Principal amounts of unsecured medium-term products typically range from $100 to $5,000 and have maturities between three months and 36 months. These consumer loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The consumer loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these consumer loans over the internet and in 246 of our 530 stores. Secured medium-term products typically range from $750 to $5,000 and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and consumer may be secured with a lien on collateral. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 15.0% of medium-term consumer loans at December 31, 2014.

CCFI disclosed secured consumer loans as a separate category prior to the year ended December 31, 2014.  Secured consumer loans are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and consumer may be secured with a lien on collateral. All prior year schedules have been reclassified to reflect the current year’s classification of secured loans as either short-term or medium-term consumer loans.

Our consumer loan products are authorized by statute or rule in the various states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which consumer loans may be made, varies by jurisdiction. The states in which we offer consumer loan products generally regulate the maximum allowable fees and other charges to consumers and the maximum amount of the consumer loan, maturity and renewal or extension terms of these consumer loans. Some of the states in which we operate impose limits on the number of consumer loans a customer may have outstanding or on the amount of time that must pass between consumer loans. To comply with the laws and regulations of the states in which consumer loan products are offered, the terms of our consumer loan products must vary from state to state.

As of December 31, 2014, our gross receivable for short-term and medium-term consumer loans was $193.5 million. We analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our consumer loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term and medium-term consumer loans, accounted for 68.4% and 69.8% of our revenue for the years ended December 31, 2013 and 2014, respectively.

Credit Service Fees.  The Company offers a fee-based credit service program (“CSO Program”) to assist consumers to obtain credit in certain markets through limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. Credit service fees accounted for 4.5% and 8.0%, respectively, of our revenue for the years ended December 31, 2013 and 2014.

Check Cashing.  We offer check cashing services in 497 of our 530 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s tax identification number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss.  Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 19.7% and 15.4%, respectively, of our revenue for the years ended December 31, 2013 and 2014.

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

Prepaid debit card services accounted for 1.4% and 1.5%, respectively, of our revenue for the years ended December 31, 2013 and 2014.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services offered through our stores include money transfer, bill payment, money orders and, international and domestic prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services and an automotive insurance program.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Other products and services accounted for 6.0% and 5.3%, respectively, of our revenue for the years ended December 31, 2013 and 2014.

Advertising and Marketing

Our marketing efforts are designed to promote our product and service offerings, create customer loyalty, introduce new customers to our brands and create cross-selling opportunities.  In most of our markets, we utilize mass-media advertising, including flyers, direct mail, outdoor advertising, internet advertising, including search engine optimization, and leads acquired from third party lead generation sources, yellow pages and radio and television advertising. We also utilize point-of-purchase materials in our retail locations and in-store marketing programs and promotions.  Local marketing initiatives include sponsorship and participation in local events and charity functions to enhance brand awareness.

We develop our marketing strategies based in part on results from consumer research and data analysis and from insights gained from phantom-shopper programs. We are continuously testing new ways of communicating and promoting our products and services, which include direct mail, online advertising, text messaging, print advertising, and telemarketing and enhanced bilingual communications.

Employees & Training

As of December 31, 2014, we had 3,831 employees.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

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

•                  new operations employee training which consists of online and on-the-job training with experienced operations employees for a minimum of six weeks; and

•                  multiple programs in place to identify and develop exceptional store, district and regional managers;

Our national training coordinator and director of internal monitoring also coordinate on-going training for operations employees to review compliance, security and customer service.

Our employees undergo a criminal background check, a process whereby we confirm that the social security number provided by the prospective employee matches the name of the employee, prior employment verification, and an interview process before employment. We maintain a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

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

Our retail POS systems are licensed in all stores and record and monitor the details of every transaction, including the service type, amount, fees, employee, date/time, and actions taken, which allows us to provide our services in a standardized and efficient manner in compliance with applicable regulations.  Transaction data is recorded in our accounting system daily.  The Company is implementing a new POS system that will eventually replace our current POS systems. The POS system is currently piloted in limited markets with the expectation it will be further expanded in 2015 With this consolidation to the new POS system, we will further streamline our store operations and enhance our ability to grow our business.

We operate a wide area data communications network for our stores that, since implementation, has reduced customer waiting times, increased reliability and has allowed the implementation of new service enhancements. Each store runs Windows operating systems with a four to ten PC network that is connected to our corporate headquarters using a broadband or T1 connection.

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

The primary processing systems for our internet lending operations are located in an off-site, state-of-the-art co-location data center facility. These systems are linked to our primary operations center via a high bandwidth connection.  This internet operations center houses systems that support the back office operations.

Collections

Collection efforts are performed in regional call centers to maximize efficiency and ensure the application of standardized procedures and controls.  Collection procedures comply with, as applicable, the stricter of state regulation and best practices set forth by the industry associations of which we are members.  Upon the initial default or delinquency, where applicable, efforts are coordinated with the originating source of the loan.  As the receivable becomes more delinquent all efforts are centralized within the collections department.  The collections department attempts to settle the account by sending letters and making phone calls to the customer.  After a period of time, if centralized collection efforts have failed, a consumer loan account may be sent to a third-party collections agency or it may be sold, or, with respect to secured loans, we may attempt repossession on the applicable collateral loans.  Where repossession occurs, it is done by bonded and insured asset recovery firms.  Where third-party collections agencies are engaged, they are required to meet certain requirements, including that they are bonded and insured and subject to our internal audit procedures.

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

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2012 through 2014, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, less than 0.10% of revenue.

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

Competition

The industry in which we operate is highly fragmented and very competitive.  We believe the principal competitive factors in financial services are location or internet presence, customer service, fees and the transparency of fees, convenience, range of services offered, speed of service and confidentiality. With respect to our lending business, we compete with mono-line lending businesses, other check cashers and multi-line alternative financial service providers, pawn shops, rent-to-own businesses, banks, credit unions, offshore lenders, lenders utilizing a Native American sovereign nation lending model, one-state model lenders, and state licensed lenders. With respect to our check cashing business, we compete with other check cashers and multi-line alternative financial service providers, grocery stores, convenience stores, banks, credit unions, and any other retailer that cashes checks, sells money orders, provides money transfer services or offers other similar financial services, including some big-box retailers.  Some retailers cash checks without charging a fee under limited circumstances.

Recent Acquisitions and Investments

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

DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of Direct Financial Solutions, LLC and its subsidiaries, or DFS, as well as three other affiliated entities, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, or DFS UK, DFS Direct Financial Solutions of Canada, Inc., or DFS Canada, and Reliant Software Inc., all of which we collectively refer to as the DFS Companies. The purchase price was $22.4 million. DFS offers consumer loans via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers. We refer to this as the DFS Acquisition.

Currently, our internet operations offer consumer loans, under a state-law based model, to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming and facilitates loans in Texas, through which it offers loans originated by an unaffiliated, third-party lender. In addition, we also acquired DFS UK which is operating in a limited capacity offering loans in the United Kingdom and DFS Canada which does not currently offer loans.

Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity.  This additional retail channel has enabled us to efficiently reach consumers not fully served by our existing retail locations.

Insight Investment.  We acquired a 22.5% stake in Insight Holdings in November 2011. Insight Holdings was the parent company of Insight, the program manager for the Insight Card that is offered through our retail locations. We previously determined that Insight Holdings was a Variable Interest Entity (“VIE”) of which we were the primary beneficiary. Therefore, we consolidated this VIE from April 1, 2013 until May of 2014, when the controlling members of Insight Holdings sold 100% of the membership interests. The Company received $3.5 million from the sale of its membership interests and thereafter classified Insight Holdings as a discontinued operation.

Regulation and Compliance

Our products and services are subject to extensive state, federal and local regulation. The regulation of the consumer financial services industry is intended primarily to protect consumers, detect illicit activity involving the use of cash, as well as provide operational guidelines to standardize business practices. State regulations commonly address allowable fees and charges related to consumer loan products, maximum loan duration and amounts, renewal policies, disclosures, and reporting and documentation requirements.

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

We maintain both retail and internet compliance committees comprised of several high-level executives who bring together knowledge from their respective areas of expertise. The committees are responsible for approving new or modified products and services after thorough review of applicable statutes and regulations. We place a strong emphasis from the top down on the importance of compliance, and require annual training for the Company’s board of directors, compliance committee members, all executives, and all operations employees.

We maintain an internal compliance monitoring department which supervises compliance by our retail and internet operations with applicable federal and state laws and regulations as well as our internal policies and procedures. The internal compliance monitoring process includes conducting periodic unannounced examinations of our branches, reviewing customer files, reports, held checks, cash controls, and compliance with specific federal and state legal and regulatory requirements and mandatory disclosures. Upon completion of a compliance examination, the compliance monitor conducts an exit interview with the branch manager to discuss issues found during the review. As part of the internal compliance monitoring program, reports for management regarding results are prepared to help identify compliance issues that need to be addressed and areas for further training. The compliance committee, through the Senior Vice President of Compliance, reviews the internal compliance monitoring program results, suggests procedural changes, and oversees the implementation of new compliance processes.

Our processes for monitoring our internet operations includes examinations on a state-by-state basis encompassing several areas of review, such as customer service, email communications, anti-money laundering compliance, state and federal law compliance, security, and controls. The results of each examination are reviewed and determinations are made to see if there are any changes necessary to the software system, operations, or marketing. Any deficiency requiring an operational change is summarized and sent to the appropriate person to be implemented as soon as is practicable to ensure improved future compliance performance.

We have continually allocated increasing resources to proactively address Regulation and Compliance as we have grown and added new or modified products and services.

U.S. Federal Regulations

Consumer Lending Laws. Our consumer lending is subject to the federal Truth in Lending Act, or TILA, and its underlying regulations, known as Regulation Z, and the Equal Credit Opportunity Act. These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness.  The federal Equal Credit Opportunity Act prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

Consumer Reports and Information. The use of consumer reports and other personal data used in credit underwriting is governed by the Fair Credit Reporting Act, or FCRA, and similar state laws governing the use of consumer credit information. The FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers where their loan application has been denied because of information contained in their consumer report. The FCRA requires us to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency.

Information-Sharing Laws. We are also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information for marketing purposes and requires us to adopt written procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various policies and procedures and provide training and materials that address the importance of protecting non-public personal information and aid us in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, and the Telephone Sales Rule, or the TSR. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Protection of Military Members and Dependents. Federal law also limits the annual percentage rate to 36% on certain loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. This 36% annual percentage rate cap applies to a variety of loan products, including short-term loans. Therefore, due to these rate restrictions, we are unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the consumer becomes an active-duty member of the military during the life of a loan, or the spouse or dependent of an active duty member of the military during the life of the loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

Funds Transfer and Signature Authentication Laws. Our lending is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a loan (i.e., ACH funds transfer). Furthermore, our internet business is subject to various state and federal e-

signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

Debt Collection Practices.  While the federal Fair Debt Collection Practices Act, or FDCPA, expressly excludes application of its provisions to creditors, we use the FDCPA as a guide in conducting our collection activities. We are also required to comply with all applicable state collection practices laws.

Privacy and Security of Non-Public Customer Information. We are also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act, we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify consumers if their personal information is disclosed in an unauthorized manner.

Anti-Money Laundering and Economic Sanctions. We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act of 1970, or BSA, under which we must maintain an anti-money laundering compliance program covering certain of our business activities.  Under regulations of the U.S. Department of the Treasury (the “Treasury Department”), adopted under BSA, we must report transactions involving currency in an amount greater than $10,000, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution, including us, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee-training programs permit us to comply with these requirements.

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

The Consumer Financial Protection Bureau.  Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, which became operational on July 21, 2011.  The Dodd-Frank Act gave the CFPB regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of lenders that provide products and services such as those that we provide. Although there are pending challenges to the CFPB’s authority arising from the recess appointment of Director Richard Cordray, since 2012, the CFPB has conducted various examinations of lenders offering products and services similar to those that we offer, including an examination of our retail and internet lending operations.  We expect that from time to time the CFPB will conduct examinations of our operations.

Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive”, and hence unlawful. While Dodd-Frank expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that payday and secured lending should be a regulatory priority. Recent statements from the CFPB suggest that it is probable that 2015 the CFPB will propose and adopt rules respecting payday and secured lending that may make such lending materially less profitable, impractical or impossible. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business.

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

In furtherance of that report, on March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” The report presents the CFPB’s findings as to borrowers’ loan sequences, which refers to a series of loans a borrower, may take out following an initial loan. The CFPB found that payday borrowing typically involves multiple renewals following an initial loan, rather than distinct loans separated by at least 15 days. The report states that for the majority of loan sequences that last for more than one loan, there is no reduction in the principal amount between the first and last loan in the sequence. In the reports and subsequent statements, the CFPB reiterated its commitment to use its various tools to protect consumers from unlawful acts and practices in connection with the offering of consumer financial products and services. Both the April 24, 2013 white paper and the March 25, 2014 report indicated that the CFPB did not include online payday loans as part of its analysis, but the CFPB has indicated that it is currently analyzing borrowing activity by consumers using online payday loans. The CFPB has announced that it is in the late stages of considering the formulation of rules regarding short-term consumer loans that will ensure that consumers can get the credit they need without long-term impact to their financial futures. These rules will likely impose limitations on payday lending. We do not currently know the nature and extent of the rules that the CFPB will adopt or when proposed rules will be published, but the CFPB could propose and adopt rules during 2015.

On September 16, 2014, the CFPB issued a proposed rule regarding nonbank companies that qualify as “larger participants of a market for automobile financing.” The proposed rule would allow the CFPB to expand its authority to reach nonbank entities engaged in the activities included within the CFPB’s proposed definition of “automobile financing”. Specialty finance companies, “captive” finance companies, and “buy here pay here” finance companies would be included within the CFPB’s jurisdiction under this proposed rule. The supplemental information that accompanied this proposed rule stated that the CFPB declined to include auto title loans, which would include our secured loans, within the proposed mechanism for determining “larger participants”. Nevertheless, the CFPB went on to suggest that auto title loans might be better analyzed separately from automobile financing as part of a future larger participant rule and the CFPB requested comments on whether it should expand the definition of “automobile financing” to include title loans and other types of auto-secured loans.

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

Local Regulation

In addition to state and federal laws and regulations, our industry is subject to various local rules, regulations and ordinances. These local rules, regulations and ordinances are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on internet lending to residents of that jurisdiction, even though no such attempt has been made previously. Actions taken in the future by local governing bodies to impose other restrictions on consumer lenders such as us could impact our business.

Regulations impacting our internet operations

As a result of our acquisition of DFS in 2012, we began offering consumer loans over the internet through the DFS Companies. In most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a particular state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. Our internet operations offer loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming. In addition, DFS facilitates loans in Texas, through which it offers loans originated by an unaffiliated third-party lender. Our internet operations are also capable of offering loans in the United Kingdom, and in Canada, and while we do not currently offer loans in Canada, if we begin to do so we will be subject to Canadian federal and provincial regulatory requirements.

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

In the United Kingdom, our internet operations are subject to regulation by the Financial Conduct Authority, or the FCA, and must comply with the FCA’s rules and regulations set forth in the FCA Handbook, the Financial Services and Markets Act 2000, or the FSMA, the Consumer Credit Act 1974, as amended, or the CCA, and secondary legislation passed under the CCA, among other rules and regulations.

In December 2012, the U.K. Parliament passed the Financial Services Act 2012, or the FSA Act 2012, which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom. The FSA Act 2012 mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the OFT, and it also made changes to the CCA and the FSMA. We have obtained interim permission from the FCA to provide consumer credit and to perform related activities and must apply to become approved for full authorization from the FCA to continue to provide consumer credit, which will require that we satisfy, and continue to satisfy, certain minimum standards set out in the FSMA, which will result in additional costs to us. The FCA is expected to complete the process of reviewing applications for full authorization by April 1, 2016, and there is no guarantee that we will receive full authorization. As a “threshold condition” to full authorization and the current interim permissions that we hold, the FCA must be satisfied that we can be effectively supervised. The FCA has the authority to revoke our interim permission if it determines that we have failed to meet a “threshold condition.” Our business functions for the United Kingdom have historically been performed remotely from our facilities in the United States although this may be deemed inadequate by the FCA. Furthermore, the FCA must approve certain persons conducting “controlled functions” with respect to the operation and supervision of our U.K. business. The FCA has stated that previous and upcoming measures regarding the payday loan industry will likely force about a quarter of the firms out of the industry.

The FCA regulates consumer credit and related activities in accordance with the guidance of the FSMA and the FCA Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit such as us, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook, or the CONC, contained in the FCA Handbook, the CONC incorporates prescriptive regulations for lenders such as us, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high cost short-term credit providers such as us, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. Due to the transfer of the consumer credit regime to the FCA, we ceased making new loans and to resume origination of new loans we will be required to make various modifications to our loan program including adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to our advertising practices and adjustments to our collections processes (including our practices relating to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated that they are experiencing financial difficulties). In addition, through the authorization process the FCA could require us to make additional changes to our business.

In addition, on December 18, 2013, the U.K. passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014. The final rule was largely the same as the proposed rule except for additional language governing line of credit products and will likely require us to make changes to all of our high-cost short-term products in the United Kingdom. The final rule will become effective on January 2, 2015, as required by the 2013 amendment to the FSMA.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority, or the CMA, for a market investigation. The CMA has been gathering data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, which include the establishment of independent price comparison websites, requiring more clear upfront disclosure of borrowing costs if a loan is not paid back in full and on time, requiring lenders to assist customers in assessing their own creditworthiness and likelihood of obtaining a loan, requiring periodic account statements to be provided to borrowers and requiring greater transparency about the role played by lead generators. The CMA is required to complete its report in early 2015. If the investigation’s final conclusions indicate that remedial action is necessary for the payday loan industry, the CMA will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the FCA, or other government bodies or organizations.

Furthermore, our internet operations in the United Kingdom are subject to the Bribery Act, which prohibits the giving or receiving of a bribe to any person, including but not limited to public officials, and makes failing to prevent bribery by relevant commercial organizations a criminal offense. This offense applies when any person associated with the organization offers or accepts bribes anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act is applicable to businesses that operate in the United Kingdom such as us. The Bribery Act is broader in scope than the U.S. Foreign Corrupt Practices Act, or FCPA, in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA.

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity to the Serious Organised Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000, and the Data Protection Act 1988 or the DPA. The DPA requires that we be fully registered as a data-controller.  We are also required to be certified under the European Union safe harbor provisions which allow European Union data to be passed to non-European Union countries.

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

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of CheckSmart Financial Holdings Inc. to be the holding company of CheckSmart Financial Holdings Corp. and to acquire the ownership of CCCS Corporate Holdings, Inc. through a merger. CCFI acquired CCCS through a merger on April 29, 2011. As of December 31, 2014, we owned and operated 530 stores in 15 states, had an internet presence in 24 states, and had a small internet presence in the United Kingdom. We are primarily engaged in the business of providing consumer financial services and have grown from 179 stores in April 2006, when Diamond Castle Holdings LLC, our majority beneficial shareholder, purchased a majority interest in CheckSmart.

Our corporate offices are located at 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016. Our telephone number is (614) 798-5900 and our website is located at www.ccfi.com. The information found on our website is not part of this or any other report we file with the SEC.

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

We have a significant amount of indebtedness. As of December 31, 2014, our outstanding senior indebtedness was $420.0 million, all of which was secured indebtedness, and we had $36.7 million in borrowing availability on our revolving credit facility, and our Alabama subsidiary’s borrowing availability under its secured credit facility was $7.0 million. Of the $34.1 million outstanding, we have $32.6 million of indebtedness in subsidiary note payables incurred by subsidiaries that do not guarantee our senior secured notes and revolving credit facility, which we refer to as non-guarantor subsidiaries. We also have $12.1 million in outstanding indebtedness evidenced by notes issued to the sellers of certain of the Florida assets, some of which are stockholders as a result of the transaction, held by a non-guarantor subsidiary.  This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary.

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

Our debt-to-equity ratio is high due to the funds borrowed to support growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default under our revolving credit facility or our senior notes.  If we are unable to refinance or repay any amounts outstanding under our revolving credit facility when it becomes due, we could default on our revolving credit facility which could also result in acceleration of all of our obligations under our senior notes. The interest expense associated with our debt burden may be substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other competitors with lower debt ratios and increase the impact of competitive pressures within our markets. As of December 31, 2014, our total debt was $469.2 million and our negative tangible capital was $180.7 million.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance [will change if we refinance] our indebtedness, including our senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The indentures governing our senior notes and the agreements governing our revolving credit facilities restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices and on terms that we believe are fair, or at all, and any proceeds that we receive may not be adequate to meet any debt service obligations then due.

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

Upon the occurrence of an event of default under our revolving credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable and the lenders could terminate all commitments to extend further credit under our revolving credit facility. If we were unable to repay those amounts, the lenders and holders of our senior notes could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the revolving credit facility and as security for our senior notes. If we are unable to repay or refinance any amounts outstanding under the revolving credit facility at maturity and the lenders proceed against the collateral, if the lenders under our revolving credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we may not have sufficient assets to repay the amounts outstanding under our indebtedness.

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

The indentures governing our senior notes and our revolving credit facility permit us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries would not be subject to the restrictive covenants in the indentures governing our senior notes or the agreement governing our revolving credit facility. We have four unrestricted subsidiaries and we may designate others in the future. This means that these entities are or would be able to engage in many of the activities the indentures and our revolving credit facility would otherwise prohibit, such as incurring substantial additional debt (secured or unsecured), making investments, selling, encumbering or disposing of substantial assets, entering into transactions with affiliates and entering into mergers or other business combinations. These actions could be detrimental to our ability to make payments when due and to comply with our other obligations under the terms of our outstanding indebtedness. In addition, the initiation of bankruptcy or insolvency proceedings or the entering of a judgment against these entities, or their default under their other credit arrangements will not result in an event of default under the indenture or the revolving credit facility

Repayment of our debt, including our revolving credit facility, is dependent on cash flow generated by our subsidiaries.

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

The interest of our controlling shareholder may conflict with the interests of other investors.

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

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term consumer loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and, now, the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

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

With respect to our internet operations, in most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. As of December 31, 2014, our internet operations offered loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitated loans originated by an unaffiliated third-party lender. Further, our internet operations also offered loans in the United Kingdom through DFS UK. We are also able to offer loans through a Canadian entity, though we did not do so as of December 31, 2014.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online lenders. As a result, the success of our business depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.  If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated.  States in which we do business may propose or enact restrictions on lead providers and potentially on marketing affiliates in the future, and our ability to use lead providers or marketing affiliates in those states would also be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. Lead providers’ or marketing affiliates’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates’ or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead generators or marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

Further, our internet operations in the United States use the automated clearing house funds transfer, or ACH, system to deposit loan proceeds into customers’ bank accounts, and our internet business depends on the ACH system to collect amounts due by withdrawing funds from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our ACH transactions are processed by banks and payment processors, and if these banks and payment processors cease to provide ACH processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors are not available.

Recent actions by the U.S. Department of Justice, or the Justice Department, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators, referred to as Operation Choke Point, appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department has issued subpoenas to banks and payment processors and the FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital Financial One Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. The lawsuit remains pending in the United States District Court for the District of Columbia.

In addition, the National Automated Clearinghouse Association, or NACHA, has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules. After a public comment period, on July 28, 2014, NACHA revised its proposed amendments and distributed ballots to its membership to solicit votes on the revised amendments. The revised amendments were adopted by NACHA’s members in August 2014 and will become effective on various dates in 2015 and 2016. These amendments will, among other things (1) establish certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhance limitations on certain ACH reinitiating activities, (3) impose fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how an initial NACHA rules violation investigation can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised amendments provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

Our access to the ACH system could be impaired as a result of this operation by regulators to cut off the ACH system to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on may choose to discontinue providing ACH system and similar services to us.  If our access to the ACH system is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

Operation Choke Point resulted in certain financial institutions discontinuing our and our competitors’ access to banking, payment processing and treasury management services.  Operation Choke Point was initially described in an August 22, 2013, letter from thirty-one members of Congress to both the Department of Justice, or the DOJ, and the Federal Deposit Insurance Corporation, or the FDIC.  The letter stated, “[i]t has come to our attention that the DOJ and the FDIC are leading a joint effort that according to a DOJ official is intended to ‘change the structures within the financial system...choking [certain short term lenders] off from the very air they need to survive.’ “ The letter from Congress went on to say, “We are especially troubled by reports that the DOJ and FDIC are intimidating some community banks and third party payment processors with threats of heightened regulatory scrutiny unless they cease doing business with online lenders.”  The letter continued, “As a result, many bank and payment processors are terminating relationships with many of their long-term customers who provide underserved consumers with short-term credit options.”

In its December 8, 2014 report, the U.S. House of Representatives Committee on Oversight and Government Reform concluded that the FDIC and DOJ acted improperly in forcing banks to discontinue their relationships with certain targeted business enterprises, including short term lenders.  Notwithstanding this report we cannot guarantee that this Congressional report or other Congressional action, if any, will prevent further adverse impact on our banking relationships, nor can we guarantee that any bank or other financial institution will continue to or undertake to do business with us, which may include such banks or financial institutions declining to participate in our efforts to refinance our existing debt. Any deterioration of our banking relationships, due to Operation Choke Point or otherwise, could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

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

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. Because of Director Cordray’s recess appointment, there is uncertainty between the date of his recess appointment and the date of his confirmation as to the CFPB’s authority to exercise regulatory, supervisory and enforcement powers over providers of non-depository consumer financial products and services, including its power to exercise supervisory authority to examine and require registration of payday lenders.  Although it has not yet done so, the CFPB now has the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. In addition, the CFPB has issued examination procedures for, and has begun conducting examinations of, payday lenders. The CFPB conducted an initial examination of us in late April 2012, we received our examination report in October of 2013, and we anticipate additional examinations of our operations by the CFPB from time-to-time. With respect to the initial examination and report, we undertook various improvements in our operating and compliance procedures, controls and systems, but did not make material changes to our business.  Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, the relative newness of the examination process and the confidentiality of that process, we can provide no assurances as to how the CFPB’s examinations or rulemaking will impact us in the future.

Some consumer advocacy groups have suggested that short-term and medium-term consumer loans, and secured lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that aspects of payday loans are “abusive” and therefore such loans should be declared unlawful. In addition, the CFPB’s director recently stated that payday and other small dollar lending products are CFPB priorities in 2014. Accordingly, it is probable that in 2015, the CFPB will propose and adopt rules that may make such lending services materially less profitable, impractical, impossible or may force us to modify or terminate certain product offerings, including short-term and medium-term consumer loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances.  In the report and subsequent statements, the CFPB reiterated that it has authority to adopt rules identifying acts or practices as unfair, deceptive or abusive, and hence unlawful, in connection with offering any consumer financial products and services and to act to prevent providers from committing or engaging in such acts or practices. The CFPB announced that, based on the potential consumer harm and the data that it had gathered, further attention was warranted to protect consumers and that it expects to use its authority to provide protection to those consumers. The report indicated the CFPB plans to analyze the effectiveness of limitations, such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB is separately analyzing borrowing activity by consumers using online payday loans.

On March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” The report presents the CFPB’s findings as to borrowers’ loan sequences, which refers to a series of loans a borrower may originate following an initial loan. The CFPB found that payday borrowing often involves multiple renewals following an initial loan, rather than distinct loans separated by at least 15 days. The report states that for the majority of loan sequences, there is no reduction in the principal amount between the first and last loan in the sequence. In the reports and subsequent statements, the CFPB reiterated its commitment to use its various tools to protect consumers from unlawful acts and practices in connection with the offering of consumer financial products and services.

The CFPB announced that it is in the late stages of considering the formulation of rules regarding consumer loans, including certain of our short-term loan products, which will ensure that consumers have access to the credit they need without long-term impact to their financial futures. These rules will likely impose limitations on payday lending.  We do not currently know the nature and extent of the rules that the CFPB will adopt or the exact timeframe in which the CFPB may propose and adopt such rules. If the CFPB adopts any rules or regulations that significantly restrict the availability of any of our consumer loan products , any such rules or regulations could have a material adverse effect on our business, prospects, results of operations and financial condition or could make the continuance of all or part of our consumer loan business less profitable, impractical or impossible. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs to us.

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

In most cases, our subsidiaries make consumer loans without any involvement of either affiliated or unaffiliated third parties. In Ohio, however, our customers receive financial services through us from multiple parties. In Ohio, one of our companies makes loans at the highest rate permitted by applicable law and disburses loan proceeds in the form of money orders. One of our other companies, sharing the same office, at the borrower’s election cashes these money orders for a fee. In Texas and in Ohio, we offer loans originated by an unaffiliated third-party lender.

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

We include pre-dispute arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration agreements contain certain consumer-friendly features, including terms that require in-person arbitration to take place in locations convenient for the consumer and provide consumers the option to pursue a claim in small claims court, provide for recovery of certain of the consumer’s attorney’s fees, require us to pay certain arbitration fees and allow for limited appellate review. However, our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

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

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study.  In 2013, the CFPB released a preliminary report on consumer arbitration provisions and indicated further study was in process. Although in April 2014, a representative of the CFPB managing the study indicated publicly that the study is expected to be completed by the end of 2014; the CFPB released no further reports as of December 31, 2014. Nonetheless, the CFPB is expected to issue its arbitration study in 2015. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

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

As of December 31, 2014, approximately 11.7% of our total gross finance receivables were held in Alabama, 8.7% were held in Arizona, 37.0% were held in California, and 5.0% were held in Florida and 8.2% were held in Virginia.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our stores in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2012, 2013 and 2014, approximately 21.2%, 19.7% and 15.4%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits, electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, our shift in mix to more medium-term consumer loans will result in a higher provision for loan losses as a result of the nature of medium-term consumer loans as compared to short term loans, and, as this is a relatively new product for us, our provision for loan losses may be inadequate to cover losses on medium-term consumer loans. Additionally, in our retail credit services organization business we issue the independent third-party lenders letters of credit to guarantee repayment of their extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders.  As of December 31, 2012, our loan loss allowance was $9.1 million, and in 2012 we had a net charge off of $72.0 million related to losses on our loans.  As of December 31, 2013, our loan loss allowance was $18.0 million and in 2013 we had a net charge off of $97.6 million related to losses on our loans. As of December 31, 2014, our loan loss allowance was $30.4 million and in 2014 we had a net charge off of $148.3 million related to losses on our loans. Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

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

•              Our money transfer and money order business depends on our agreements for such services with Western Union and MoneyGram. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $6.1 million in 2012,  $6.6 million in 2013, and $6.6 million in 2014, or 1.6%, 1.5% and 1.3%, respectively, of our total revenue for the years ended December 31,  2012, 2013, and 2014 was related to our money transfer and money order services, respectively.

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

•                  If any of the independent third-party lenders that originate the consumer loans offered by DFS’s credit access business or our Ohio retail credit service organization business stops, curtails, or makes material changes to its lending, and we are unable to replace them, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

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

In 2012, we opened 7 stores and acquired 54 stores in Florida and acquired an internet financial services provider that serviced 19 states.  In 2013, we opened 29 stores and increased the number of internet states serviced to 24. In 2014, we opened an additional 25 stores. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions and new store openings. Our failure to successfully expand, manage or complete the integration of new stores or acquired businesses may adversely affect our business, results of operations and financial condition.

We may not realize the expected benefits of acquisitions because of integration difficulties and other challenges.

The success of any acquisition depends, in part, on our ability to integrate the acquired business with our business and our ability to increase its operating-level performance in line with our historical operating-level performance. The integration process may be complex, costly and time-consuming and may not result in the anticipated improvements to operating-level performance. The difficulties of integrating the operation of a business may include, among others:

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

We are subject to impairment risk.

At December 31, 2014, we had goodwill and other intangible assets totaling $226.1 million on our consolidated balance sheet, all of which represents the excess of costs paid to acquire assets and liabilities over the fair value of those assets and liabilities. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future and we may not realize the value of our goodwill. Management performs reviews annually and when events or circumstances warrant a review of the carrying values of the goodwill to determine whether impairment in value may have occurred. A variety of factors could cause the carrying value of our goodwill to become impaired. In the fourth quarter of 2014, we recognized in impairment of our goodwill in both the Retail services segment and the Internet services segment. Should a further review indicate further impairment, a further write-down of the carrying value of our goodwill would occur, resulting in a non-cash charge, which would adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors Affecting Our Results of Operations — Goodwill Impairment”.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS, and in 2013 and 2014, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 21.2% and 66.1%, respectively, of our total revenue for the year ended December 31, 2012 and 19.7% and 68.4%, respectively, of our total revenue for the year ended December 31, 2013 and 15.4% and 69.8%, respectively, of our total revenue for the year ended December 31, 2014. An economic slowdown could cause deterioration in the performance of our consumer loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

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

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our stores and a management information system. Our POS systems are fully operational in all stores and we continued in 2014 with the implementation of a new POS system which we intend to replace our existing retail POS systems. The POS system is currently piloted in limited markets with the expectation it will be further expanded in 2015. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the new POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

Our business is also dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support, call center activities, and processing and servicing consumer loans. A shut-down of or inability to access the facilities in which our  internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process internet consumer loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business involves the storage and transmission of consumers’ non-public, private information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote appropriate resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase internet-based product offerings and expand our internal usage of web-based products and applications or if we expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, many of our customers provide personal information, including bank account information when applying for consumer loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ non-public, private information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

•                  expenses to rectify the consequences of the security breach or cyber-attack;

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

If internet search engine providers change their methodologies for organic rankings or paid search results, or our organic rankings or paid search results decline for other reasons, our new customer growth or volume from returning customers could decline.

Our new customer acquisition marketing and our returning customer relationship management for our internet operations is partly dependent on search engines such as Google, Bing and Yahoo! to direct traffic to our website via organic ranking and paid search advertising. Our competitors’ paid search activities, Pay Per Click, or PPC, or Search Engine Marketing, or SEM, may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us.

Our paid search activities may not produce the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention; difficulty for our customers in using our websites; more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; a slowdown in overall growth in our customer base and the loss of existing customers; and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Any reduction in the number of consumers directed to our website could harm our internet operations and operating results.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the internet could harm our internet operations.

The business of providing products and services such as ours over the internet is dynamic and relatively new. We must keep pace with rapid technological changes, consumer use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, and each of these factors could adversely impact our internet operations. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers from adopting or continuing to use the internet as a medium of commerce, and our business could be adversely impacted.

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

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured.

We are self-insured with respect to our employee health insurance program and certain commercial, property and casualty risks. Based on management’s assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, earthquake, flood, theft, counterfeits, and our employee health insurance program. We also maintain insurance contracts with independent insurance companies that provide certain worker’s compensation coverage, disability income coverage, certain employment practices coverage, and  life insurance coverage.

In addition, we maintain director and officer liability coverage and certain property insurance contracts with independent insurance companies. Some of these coverages may be subject to large self-insured retentions.  We also maintain certain stop-gap coverage for catastrophic losses under our employee health insurance program.  Should there be catastrophic loss from events for which we are self-insured or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

Adverse real estate market fluctuations could affect our profits.

We lease the majority of our store locations. A significant rise in overall lease costs may result in an increase in our store occupancy costs as we open new locations and renew leases for existing locations.

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.                         PROPERTIES

Our average store size is approximately 1,878 square feet as of December 31, 2014. Our stores are typically located in strip shopping centers or free-standing buildings. The majority of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years.  Our primary headquarters is located in Dublin, Ohio. Over the past two years, we have integrated the  Utah office acquired in the DFS acquisition into our operations and have expanded our call centers in Utah to serve both our internet and retail customers.

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

CFPB, State Financial Regulators or Attorneys General

From time to time, we receive information requests from the CFPB or various states’ Attorneys General or financial regulators, requesting information relating to our lending or debt collection practices.  We respond to such inquires and provide certain information to the CFPB or the respective Attorneys General offices or financial regulators. We believe we are in compliance with federal laws and regulations and the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Ohio Third-Party Litigation

The Ohio Supreme Court decided the case of Ohio Neighborhood Finance, Inc. v. Rodney Scott on June 6, 2014. While we are not a named party to the case, the decision addressed questions related to the propriety of single installment payment loans and therefore potentially implicated lending practices in Ohio. The Ohio Supreme Court’s approval of single installment payment loans and its determination that Ohio’s Short Term Loan Act does not impose a dollar or term limitation loans made under other statutory lending acts, resulted in no changes to our Ohio lending practices.

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2014 was 8,981,536.   See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2014.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note   in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

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

	Year Ended December 31,
(in thousands except location data)	2010	2011	2012	2013	2014
Statement of Operations Data:
Total revenues	$224,280	$306,934	$373,000	$425,271	$518,253
Total operating expenses	127,200	185,400	236,061	289,838	377,911
Operating gross profit	97,080	121,534	136,939	135,433	140,342
Goodwill impairment	—	—	—	—	72,105
Total corporate and other expenses	43,854	91,128	117,255	122,420	145,412
Income (loss)before provision for income taxes, and discontinued operations	53,226	30,406	19,684	13,013	(77,175)
Provision (benefit) for income taxes	19,801	13,553	6,508	5,163	(29,695)
Income (loss) from continuing operations	33,425	16,853	13,176	7,850	(47,480)
Discontinued operations (1)	(2,196)	—	—	(1,117)	(4,585)
Net income (loss)	$31,229	$16,853	$13,176	$6,733	$(52,065)

Balance Sheet Data:
Cash and cash equivalents	$39,780	$65,635	$79,044	$90,311	$77,734
Total finance receivables, net	81,337	120,451	128,923	165,330	159,669
Total assets	310,644	515,547	576,330	653,768	578,389
Total debt	188,934	395,000	437,330	466,867	469,241
Total liabilities	200,853	454,233	492,117	532,426	533,001
Total stockholders’ equity	109,791	61,314	84,213	121,342	45,388

Other Operating Data:
Number of stores (at period end)	282	435	491	516	530
Number of states served by our internet operations (at period end)	—	—	19	24	24

(1) Discontinued operations presented for 2010, 2013, and 2014 are net of (benefit) for income tax of ($1,346), ($746), and ($1,422), respectively. There were no discontinued operations for 2011 and 2012.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of December 31, 2014, we operated 530 storefront locations across 15 states and 24 states via the internet.

Our retail business model is focused on providing a broadening array of financial products and services through the distribution channels which satisfy the target customer needs where and when they desire. We want to achieve a superior level of customer satisfaction resulting in increased market penetration and value creation.  Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is investing in and creating a premier brand presence, supported by a highly trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and expanded our customer relationships through our additional product offerings.

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

•                  DFS Acquisition.  On April 1, 2012 we acquired all of the equity interests of the Direct Financial Services, LLC and its subsidiaries for a purchase price of $22.4 million. Through our acquisition of DFS, we gained access to a scalable internet-based revenue opportunity. Our internet operations offer short-term and medium-term consumer loans to consumers via the internet under a state-licensed model in compliance with the applicable laws of the jurisdiction of its customers.

We have grown our store count and internet presence to increase our market share.  The following chart shows certain information regarding our retail presence and number of states served via the internet for each of the past three years. The chart shows primarily de-novo growth except for the fifty-four stores attributable to the Florida Acquisition in 2012. We monitor underperforming stores and may close or consolidate them.

	Year Ended December 31,
# of Locations	2012	2013	2014
Beginning of Period	435	491	516
Opened	61	29	25
Closed	5	4	11
End of Period	491	516	530

Number of states served by our internet operations	19	24	24

The following table provides the geographic composition of our physical locations as of December 31, 2012, 2013 and 2014:

	December 31,	December 31,	December 31,
	2012	2013	2014
Alabama	22	30	36
Arizona	43	42	40
California	159	160	156
Florida	61	61	63
Indiana	21	21	21
Illinois	12	12	12
Kansas	5	5	5
Kentucky	13	14	15
Michigan	14	14	14
Missouri	7	7	7
Ohio	99	99	96
Oregon	3	3	3
Tennessee	—	13	25
Utah	10	10	10
Virginia	22	25	27
	491	516	530

In addition, the Company provides internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming.  In addition, we also acquired DFS UK which is operating in a limited capacity offering loans in the United Kingdom and DFS Canada which does not currently offer loans.

Changes in Legislation

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. In April 2012, the CFPB began its first examination of the Company’s retail operations. We have received our report and at this time we do not anticipate any material changes to our retail operations as a result of this examination report. We are currently undergoing an examination of our internet operations by the CFPB. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

New Product Expansion and Trends

We constantly seek to develop and offer new products in order to address the full range of our customers’ financial needs. The expansion of existing medium-term products in certain markets resulted in a 121.4% or $67.3 million increase in revenue related to these products for the year ended December 31, 2014 compared to the same period in 2013. Revenue from our CSO program grew 115.0% or $22.2 million for the year ending December 31, 2014 as compared to the same period in 2013.

Product Characteristics and Mix

As the Company expands its product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. In addition, the shift in mix to longer term loans has resulted in and is expected to result in a higher loan loss reserves. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, by establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing, we may extend the customer relationship and increase associated revenue over time.

Expenses

The Company’s operating expenses related primarily to the operation of its stores and internet presence, including salaries and benefits, store occupancy costs, call center costs, internet advertising, loan loss provisions,  and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our majority stockholders.

We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale as we continue to grow our business.

Goodwill Impairment

CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and, in connection with finalizing the financial statements included in this Annual Report on Form 10-K, concluded that impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Discontinued Operations

Insight Holdings was previously integrated into the Company’s consolidated financial results after the Company determined that it was the primary beneficiary of the variable interest entity as of April 1, 2013. On May 12, 2014, Insight Holdings was sold to a third party. As a result, the operations of Insight Holdings have been classified as discontinued operations in the Company’s statement of operations for the years ended December 31, 2013 and 2014.

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

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loan can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral. Secured consumer loans with a maturity date of 90 days or less are included in this category and represent 17.5% of short-term consumer loans at December 31, 2014.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 15.0% of medium-term consumer loans at December 31, 2014.

We disclosed secured consumer loans as a separate category prior to the year ended December 31, 2014.  All prior year schedules have been reclassified to reflect the current year’s classification.

In some instances the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2012, 2013 and 2014 were $128.9 million, $165.3 million and $159.7 million, respectively. The decrease in net receivables from 2013 to 2014 is primarily due to the movement of short term consumer loan product to a CSO program as the Company elected to alter its business model in certain markets. The allowance for loan losses as of December 31, 2012, 2013 and 2014 were $9.1 million, $18.0 million and $30.4 million, respectively. At December 31, 2012, 2013 and 2014, the allowance for loan losses was 6.6%, 9.8% and 16.0%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term consumer loans, which have higher allowances for loan losses.

Total finance receivables, net as of December 31, 2012, 2013 and 2014 are as follows (in thousands):

	As of December 31,
	2012	2013	2014
Finance Receivables, net of unearned advance fees	$138,037	$183,338	$190,032
Less: Allowance for loan losses	9,114	18,008	30,363
Finance Receivables, Net	$128,923	$165,330	$159,669

Net loan charge-offs for the three years ended December 31, 2012, 2013 and 2014 were $72.0 million, $97.6 million and $148.3 million, respectively. The total changes to the allowance for loan losses for the years ended December 31, 2012, 2013 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Allowance for loan losses
Beginning of Period	$5,626	$9,114	$18,008
Provisions for loan losses	75,464	106,480	160,696
Charge-offs, net	(71,976)	(97,586)	(148,341)
End of Period	$9,114	$18,008	$30,363
Allowance as a percentage of finance receivables, net of unearned advance fees	6.6%	9.8%	16.0%

The provision for loan losses for the year ended December 31, 2014 includes losses from returned items from check cashing of $8.6 million and third party losses of $21.5 million.  The increase in the provision for third party losses for 2014 as compared to the prior year is primarily due to the movement from a short-term consumer loan to a CSO program as the Company elected to alter its business model in certain markets.

The provision for loan losses for the year ended December 31, 2013 includes losses from returned items from check cashing of $8.0 million and third party losses of $12.4 million.

The provision for loan loss for the year ended December 31, 2012 includes losses from returned items from check cashing of $5.9 million, card losses of $0.1 million, losses on tax loans of $0.3 million, and third party losses of $11.7 million. .

Goodwill, Equity Method Investments and Impairment

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

Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, the Company’s investment in Insight Holdings was accounted for under the equity method. As a result of extending a line of credit, Company consolidated Insight Holdings effective as of April 1, 2013 until May 12, 2014, when it was sold and is now treated as a discontinued operation. See Note 14 to the consolidated financial statements.

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

CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and, in connection with finalizing the financial statements included in this Annual Report on Form 10-K, concluded that impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

During the year ended December 31, 2012, goodwill increased $41.2 million as a result of the DFS and Florida acquisitions, offset by a tax adjustment of $2.3 million. During the year ended December 31, 2013, goodwill increased $15.4 million primarily related to the consolidation of Insight Holdings, offset by a tax adjustment of $2.3 million. During the year ended December 31, 2014, goodwill decreased by $90.0 million primarily due to the deconsolidation of Insight Holdings and the impairment of the Internet and Retail services segments, as described above.

Income Taxes

We record income taxes as applicable under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. The Company has recorded valuation allowances for the de-consolidation of Insight Holdings and the Company’s foreign operations.

Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.3 million to result in cash tax savings of approximately $10.9 million at the expected combined rate of 40% for fiscal year 2014 tax return. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense resulted in the creation of deferred income tax items on our balance sheet.

Non-Guarantor and Unrestricted Subsidiaries

As described in more detail under Note 22 Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information to our consolidated financial statements, we have four non-guarantor subsidiaries.  As of December 31, 2014, of these entities, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the senior secured notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of December 31, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $90.7 million and $54.7 million and total liabilities of $69.4 million and $39.7 million, respectively, and for the years ended December 31, 2014 and 2013, had total revenues of

$53.3 million and $23.8 million, total operating expenses of $32.6 million and $20.4 million, and net income (loss) from continuing operations of $5.2 million and ($1.1) million respectively.

As described above, Insight Holdings is included in the tables under such Note 22 as a “non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013. As of December 31, 2013, Insight Holdings had total assets of $37.7 million and, total liabilities of $4.8 million. For the years ended December 31, 2014 and December 31, 2013, this entity is included in discontinued operations, net of tax. Insight is no longer included in the balance sheet as of December 31, 2014. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables under such Note 22 are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2012, 2013 and 2014 (dollars in thousands):

	Year Ended December 31,
	2012	Revenue %	2013	Revenue %	2014	Revenue %

Total Revenues	373,000	100.0%	$425,271	100.0%	$518,253	100.0%
Operating Expenses
Salaries and benefits	61,276	16.4%	68,611	16.1%	76,034	14.7%
Provision for losses	93,481	25.1%	126,854	29.8%	190,725	36.8%
Occupancy	24,387	6.5%	27,103	6.4%	30,232	5.8%
Advertising and marketing	8,027	2.2%	14,261	3.4%	19,654	3.8%
Depreciation and amortization	6,261	1.7%	7,489	1.8%	8,486	1.6%
Other operating expenses	42,629	11.4%	45,520	10.7%	52,780	10.2%
Total Operating Expenses	236,061	63.3%	289,838	68.2%	377,911	72.9%
Income from Operations	136,939	36.7%	135,433	31.8%	140,342	27.1%
Corporate and other expenses
Corporate expenses	52,777	14.1%	62,899	14.8%	79,860	15.4%
Registration expenses	3,625	1.0%	—	—	—	—
Transaction expenses	1,239	0.3%	—	—	—	—
Depreciation and amortization	6,284	1.7%	6,757	1.6%	5,763	1.1%
Interest expense, net	47,480	12.7%	52,075	12.2%	55,342	10.7%
Market value of stock repurchase obligation	22	0.0%	(360)	(0.1)%	3,202	0.6%
Goodwill impairment	—	0.0%	—	—	72,105	13.9%
(Gain) Loss on equity method investments	325	0.1%	(261)	(0.1)%	—	—
Equity investment impairment	4,097	1.1%	—	—	—	—
Income tax expense (benefit)	6,508	1.7%	5,163	1.2%	(29,695)	(5.7)%
Total corporate and other expenses	122,357	32.8%	126,273	29.7%	186,577	36.0%
Net income (loss) before management fee	14,582	3.9%	9,160	2.2%	(46,235)	(8.9)%
Sponsor management fee	1,406	0.4%	1,310	0.3%	1,245	0.2%
Discontinued operations	—	0.0%	(1,117)	(0.3)%	(4,585)	(0.9)%
Net Income (Loss)	$13,176	3.5%	$6,733	1.6%	$(52,065)	(10.0)%

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2012, 2013 and 2014:

	Twelve Months Ended December 31,
	2012	2013	2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,941,860	$2,153,531	$2,122,987
Number of loan transactions (in thousands)	4,543	4,985	5,032
Average new loan size	$427	$432	$422
Average fee per new loan	$46.58	$47.22	$47.63
Loan loss provision	$59,091	$79,129	$87,308
Loan loss provision as a percentage of loan volume	3.0%	3.7%	4.1%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,525,213	$2,847,670	$2,847,165
Number of checks cashed (in thousands)	5,618	5,954	5,636
Face amount of average check	$450	$478	$505
Average fee per check	$14.05	$14.08	$14.15
Returned check expense	$5,895	$7,975	$8,568
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%	0.3%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$24,455	$58,350	$97,460
Number of loans outstanding	30,961	58,987	114,422
Average balance outstanding	$790	$989	$852
Weighted average monthly percentage rate	17.0%	17.2%	17.0%
Allowance as a percentage of finance receivables	16.5%	21.2%	25.9%
Loan loss provision	$16,373	$27,351	$73,388

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$235,019	$239,300	$4,281	1.8%	55.3%	46.1%
Medium-term Consumer Loan Fees and Interest	55,385	122,644	67,259	121.4%	13.1%	23.7%
Credit Service Fees	19,302	41,497	22,195	115.0%	4.5%	8.0%
Check Cashing Fees	83,822	79,743	(4,079)	(4.9)%	19.7%	15.4%
Prepaid Debit Card Services	6,075	7,552	1,477	24.3%	1.4%	1.5%
Other Income	25,668	27,517	1,849	7.2%	6.0%	5.3%
Total Revenue	$425,271	$518,253	$92,982	21.9%	100.0%	100.0%

For the year ended December 31, 2014, total revenue increased by $93.0 million, or 21.9%, compared to the same period in 2013. The majority of this growth came from new stores, expansion of the internet portfolios, and other organic retail growth.

Revenue from short-term consumer loan fees and interest for the year ended December 31, 2014 increased $4.3 million, or 1.8%, compared to the same period in 2013. Growth from our internet segment and new stores was partially offset by the transition of a portion of our portfolio to the CSO program in certain markets.

Revenue from medium-term consumer loans for the year ended December 31, 2014 increased $67.3 million, or 121.4%, compared to the same period in 2013. We grew medium-term consumer loan revenue primarily through expansion of our internet installment portfolios.

Revenue from credit service fees for the year ended December 31, 2014 increased $22.2 million, or 115.0%, compared to the same period in 2013. Credit service fee revenue increased as a result of transitioning short-term consumer loans in certain markets to the CSO product.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$68,611	$76,034	$7,423	10.8%	16.1%	14.7%
Provision for Loan Losses	126,854	190,725	63,871	50.4%	29.8%	36.8%
Occupancy	27,103	30,232	3,129	11.5%	6.4%	5.8%
Depreciation & Amortization	7,489	8,486	997	13.3%	1.8%	1.6%
Advertising & Marketing	14,261	19,654	5,393	37.8%	3.4%	3.8%
Bank Charges	4,236	5,339	1,103	26.0%	1.0%	1.0%
Store Supplies	2,986	3,638	652	21.8%	0.7%	0.7%
Collection Expenses	3,286	3,103	(183)	(5.6)%	0.8%	0.6%
Telecommunications	5,524	6,392	868	15.7%	1.3%	1.2%
Security	2,470	2,912	442	17.9%	0.6%	0.6%
License & Other Taxes	1,729	1,787	58	3.4%	0.4%	0.3%
Other Operating Expenses	25,289	29,609	4,320	17.1%	5.9%	5.8%
Total Operating Expenses	289,838	377,911	88,073	30.4%	68.2%	72.9%
Income from Operations	$135,433	$140,342	$4,909	3.6%	31.8%	27.1%

Excluding provision for loan losses, total operating expenses decreased as a percentage of revenue from 38.3% to 36.1% for the year ended December 31, 2014 as compared to the prior year evidencing the realization of operating leverage as a result of expanding our revenue through portfolio growth.  The provision for loan losses grew $63.9 million, or from 29.8% to 36.8% of revenue, for the year ended December 31, 2014 due to growth of the internet segment portfolio, higher bad debt related to new store openings, and a continued general shift towards longer term products.

As a percentage of revenue, salaries and benefits decreased from 16.1% to 14.7%, and occupancy decreased from 6.4% to 5.8% as compared to the prior year.  The decrease is a result of the realization of operating leverage from expanding our revenue through portfolio growth.

Advertising and marketing expense increased by $5.4 million, or 37.8%, for the year ended December 31, 2014 as compared to the prior year period, primarily due to marketing activities attributable to growing our internet portfolios.

Other operating expenses increased by $4.3 million, or 17.1%, for the year ended December 31, 2014 as compared to the prior year period, primarily as a result of new stores and costs associated with expanding our internet portfolio.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)

Corporate Expenses	$62,638	$79,860	$17,222	27.5%	14.7%	15.4%
Depreciation & Amortization	6,757	5,763	(994)	(14.7)%	1.6%	1.1%
Sponsor Management Fee	1,310	1,245	(65)	(5.0)%	0.3%	0.2%
Interest expense, net	52,075	55,342	3,267	6.3%	12.3%	10.7%
Stock Repurchase Obligation	(360)	3,202	3,562	(989.4)%	(0.1)%	0.6%
Goodwill Impairment	—	72,105	72,105	100.0%	0.0%	13.9%
Discontinued Operations	1,117	4,585	3,468	310.5%	0.3%	0.9%
Income tax expense (benefit)	5,163	(29,695)	(34,858)	(675.2)%	1.2%	(5.7)%
Total Corporate and Other Expenses	$128,700	$192,407	$63,707	49.5%	30.3%	37.1%

Excluding the goodwill impairment, total corporate and other expenses decreased by $8.4 million, or 6.5%, during the year ended December 31, 2014, as compared to the prior period in 2013.The expansion of corporate functions supporting our growth and rising health care costs are the primary reason corporate expenses increased, by $17.2 million, or 27.5%, during the year ended December 31, 2014, as compared to the prior period in 2013.

Interest expense increased by $3.3 million for the year ended December 31, 2014 compared to the prior year as a result of borrowing to support our portfolio growth.

Discontinued operations of $4.6 million for the year ended December 31, 2014 includes $4.4 million of capital losses on the sale of Insight Holdings and an operating loss of $0.2 million attributable to Insight Holdings.  The operating loss for the year ended December 31, 2013 was $1.1 million.

The stock repurchase obligation is carried at fair market value. The expense of $3.2 million during the year ended December 31, 2014 increased as compared to ($0.4 million) for the same period in 2013,  primarily due to an increase in the likelihood of the obligation requiring cash settlement.

The $72.1 million goodwill impairment relates to the $58.6 million impairment of the Retail financial services segment and the $13.5 million impairment of the Internet financial services segment as described above.  The impairment test was prompted by CCFI’s majority shareholder, Diamond Castle Holdings, selling its shares of CCFI from existing limited partnerships to newly formed limited partnerships. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Income tax expense decreased by $34.9 million during the year ended December 31, 2014 as compared to the same period in 2013 due to the goodwill impairment effect on the income tax provision.

Segment Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services:

	As of and for the year ended December 31, 2014
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$513,152		$65,237		$578,389
Goodwill	222,565		—		222,565
Other Intangible Assets	1,682		1,863		3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	190,725	36.8%
Other Operating Expenses	167,744	41.5%	19,442	17.0%	187,186	36.1%
Operating Gross Profit	119,224	29.6%	21,118	18.4%	140,342	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	5,763	1.1%

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$605,276		$48,492		$653,768
Goodwill	298,861		13,673		312,534
Other Intangible Assets	20,086		3,286		23,372
Total Revenues	$372,040	100.0%	$53,231	100.0%	$425,271	100.0%
Provision for Loan Losses	93,471	25.1%	33,383	62.7%	126,854	29.8%
Other Operating Expenses	151,716	40.8%	11,268	21.2%	162,984	38.3%
Operating Gross Profit	126,853	34.1%	8,580	16.1%	135,433	31.9%
Interest Expense, net	48,877	13.1%	3,198	6.0%	52,075	12.2%
Depreciation and Amortization	4,710	1.3%	2,047	3.8%	6,757	1.6%

Retail Financial Services

Retail financial services represented 77.9%, or $403.8 million, of consolidated revenues for the year ended December 31, 2014 which was an increase of $31.7 million, or 8.5%, over the prior period due to new stores, and primarily due to strong organic growth in our medium-term consumer loan portfolios.

The provision for loan losses increased as a percentage of revenue as a result of the continued shift to longer term products and the higher provisioning related to new stores. Other operating expenses increased as a percentage of revenue due to new store openings. New stores require a period of time to gain market share and revenue prior to achieving operating leverage. Higher provisioning and the impact of new stores reduced overall gross profit as a percentage of revenue.

The $58.6 million impairment was prompted by CCFI’s majority shareholder, Diamond Castle Holdings, selling its shares of CCFI from existing limited partnerships to newly formed limited partnerships as described above. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Internet Financial Services

For the year ended December 31, 2014, total revenues contributed by our Internet financial services segment was $114.5 million, an increase of $61.3 million, or 115.1%, over the year ended December 31, 2013. As the Company expanded this segment, the mix of products shifted towards medium-term products resulting in higher provision for loan losses.  Other operating expenses in the most recent year increased by $8.2 million but fell as a percentage of total revenue to 17.0% versus 21.2% in 2013, primarily as a result of operating leverage resulting from expanding the segment.  Operating gross profit of $21.1 million is an increase of $12.5 million over the comparable prior period and also improved to 18.4% of revenue. The increase in operating gross profit was driven by an increase in net revenue.

The $13.5 million impairment was prompted by CCFI’s majority shareholder, Diamond Castle Holdings, selling its shares of CCFI from existing limited partnerships to newly formed limited partnerships as described above. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$211,619	$235,019	$23,400	11.1%	56.7%	55.3%
Medium-term Consumer Loan Fees and Interest	34,515	55,385	20,870	60.5%	9.4%	13.1%
Credit Service Fees	11,746	19,302	7,556	64.3%	3.1%	4.5%
Check Cashing Fees	78,937	83,822	4,885	6.2%	21.2%	19.7%
Prepaid Debit Card Services	12,987	6,075	(6,912)	(53.2)%	3.5%	1.4%
Other Income	23,196	25,668	2,472	10.7%	6.1%	6.0%
Total Revenue	$373,000	$425,271	$52,271	14.0%	100.0%	100.0%

For the year ended December 31, 2013, total revenue increased by $52.3 million, or 14.0%, compared to the same period in 2012. The majority of this growth came from the growth of the internet portfolios, the Florida Acquisition, and organic growth.

Revenue generated from short-term consumer loan fees and interest for the year ended December 31, 2013 increased $23.4 million, or 11.1%, compared to the same period in 2012. The growth in the internet portfolios and California market, and the Florida Acquisition are the primary drivers of the revenue increase.

Revenue generated from medium-term consumer loans for the year ended December 31, 2013 increased $20.9 million, or 60.5% compared to the same period in 2012. The increase is primarily due to growth of the internet portfolio.

Revenue generated from check cashing for the year ended December 31, 2013 increased $4.9 million, or 6.2%, compared to the same period in 2012 primarily due to seven additional months of activity from the Florida Acquisition, which offset the general decline in check cashing during the same period.

Revenue generated from credit service fees for the year ended December 31, 2013 increased $7.6 million, or 64.3%, compared to the same period in 2012. We grew credit service fee revenue through expansion of our internet portfolio.

Revenue from prepaid debit card services for the year ended December 31, 2013 decreased $6.9 million, or  53.2%, due to the Company no longer marketing the enhanced card options which allowed qualifying customers to benefit by linking the card with different credit related features offered by a third party.

Other income increased $ 2.5 million related to growth at stores acquired in our Florida Acquisition and the additional seven months of activity in 2013 as compared to 2012.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$61,276	$68,611	$7,335	12.0%	16.4%	16.1%
Provision for Loan Losses	93,481	126,854	33,373	35.7%	25.1%	29.8%
Occupancy	24,387	27,103	2,716	11.1%	6.5%	6.4%
Depreciation & Amortization	6,261	7,489	1,228	19.6%	1.7%	1.8%
Advertising & Marketing	8,027	14,261	6,234	77.7%	2.2%	3.4%
Bank Charges	3,837	4,236	399	10.4%	1.0%	1.0%
Store Supplies	3,277	2,986	(291)	(8.9)%	0.9%	0.7%
Collection Expenses	4,113	3,286	(827)	(20.1)%	1.1%	0.8%
Telecommunications	5,423	5,524	101	1.9%	1.5%	1.3%
Security	2,637	2,470	(167)	(6.3)%	0.7%	0.6%
License & Other Taxes	1,577	1,729	152	9.6%	0.4%	0.4%
Other Operating Expenses	21,765	25,289	3,524	16.2%	5.8%	5.9%
Total Operating Expenses	236,061	289,838	53,777	22.8%	63.3%	68.2%
Income from Operations	$136,939	$135,433	$(1,506)	(1.1)%	36.7%	31.8%

Seven additional months of Florida acquisition costs in 2013 compared to 2012, and increased advertising and marketing expenses and provision for loan losses related to portfolio growth are the primary reasons that total operating expenses increased by $ 53.8 million, or 22.8%, for the year ended December 31, 2013 as compared to the same period in 2012.

As a percent of revenue, salaries and benefits decreased from 16.4% to 16.1% for the year ended December 31, 2013 as compared to the prior year from increased leverage as a result of revenue expansion from portfolio growth.

Provision for loan losses increased from 25.1% to 29.8% of revenue for the year ended December 31, 2013 as compared to the same period in 2012. The increase in provision was due to the expansion of the portfolio through medium-term consumer loans and new customers from the internet and retail segments, and compounded by an industry-wide elevation in net bad debt expense during 2013.

Advertising and marketing expense increased by $6.2 million for the year ended December 31, 2013 as compared to the prior year period due primarily to marketing in our internet segment.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2012	2013	Increase (Decrease)		2012	2013
				(Percent)	(Percent of Revenue)

Corporate Expenses	$53,124	$62,278	$9,154	17.2%	14.3%	14.6%
Registration and Transaction Expenses	4,864	—	(4,864)	(100.0)%	1.3%	0.0%
Depreciation & Amortization	6,284	6,757	473	7.5%	1.7%	1.6%
Sponsor Management Fee	1,406	1,310	(96)	(6.8)%	0.4%	0.3%
Interest expense, net	47,480	52,075	4,595	9.7%	12.7%	12.3%
Equity Investment Impairment	4,097	—	(4,097)	(100.0)%	1.1%	0.0%
Discontinued Operations	—	1,117	1,117	100.0%	0.0%	0.3%
Income tax expense	6,508	5,163	(1,345)	(20.7)%	1.7%	1.2%
Total Corporate and Other Expenses	$123,763	$128,700	$4,937	4.0%	33.2%	30.3%

Total Corporate and Other Expenses decreased as a percentage of revenue from 33.2% to 30.3% for the year ended December 31, 2013 as compared to the prior year demonstrating operating leverage as a result of increasing our revenue through portfolio development.

Corporate expenses increased, by $9.2 million, from 14.3% to 14.6%, during the year ended December 31, 2013 as compared to the prior period in 2012 due primarily to expansion of our corporate functions supporting growth and stock compensation.

Registration and transaction expenses were related to 2012 activity not repeated in 2013.

Interest expense, increased to $52.1 million during the year ended December 31, 2013, as compared to $47.5 million for the same period in 2012, or an increase of 9.7%, due to full year impact of interest on debt incurred by unrestricted subsidiary in 2012 in connection with the Florida Acquisition and outstanding balances on our lines of credit.

Income taxes have decreased as our income before income taxes is lower for the current period.

Segment Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services:

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$605,276		$48,492		$653,768
Goodwill	298,861		13,673		312,534
Other Intangible Assets	20,086		3,286		23,372
Total Revenues	$372,040	100.0%	$53,231	100.0%	$425,271	100.0%
Provision for Loan Losses	93,471	25.1%	33,383	62.7%	126,854	29.8%
Other Operating Expenses	151,716	40.8%	11,268	21.2%	162,984	38.3%
Operating Gross Profit	126,853	34.1%	8,580	16.1%	135,433	31.9%
Interest Expense, net	48,877	13.1%	3,198	6.0%	52,075	12.2%
Depreciation and Amortization	4,710	1.3%	2,047	3.8%	6,757	1.6%

	As of and for the year ended December 31, 2012
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$549,481		$26,849		$576,330
Goodwill	283,861		13,261		297,122
Other Intangible Assets	6,159		4,098		10,257
Total Revenues	$347,881	100.0%	$25,119	100.0%	$373,000	100.0%
Provision for Loan Losses	75,467	21.7%	18,014	71.7%	93,481	25.1%
Other Operating Expenses	138,408	39.8%	4,172	16.6%	142,580	38.2%
Operating Gross Profit	134,006	38.5%	2,933	11.7%	136,939	36.7%
Interest Expense, net	47,480	13.6%	—	—	47,480	12.7%
Depreciation and Amortization	4,483	1.3%	1,801	7.2%	6,284	1.7%

Retail Financial Services

Retail financial services represented 87.5%, or $ 372.0 million, of consolidated revenues for the year ended December 31, 2013. For the year ended December 31, 2013 total revenues in the Retail segment increased by $24.2 million or 6.9%, compared to the prior year comparable period.  During the year ended December 31, 2013, Retail financial services grew due to having seven additional months of operations from the Florida Acquisition compared to the prior year. We also experienced strong organic growth in our short-term and medium-term portfolios.

Internet Financial Services

For the year ended December 31, 2013, total revenues contributed by our Internet financial services segment represented $53.2 million, an increase of $28.1 million, or 111.9%, as compared to 2012. The growth in revenues is related to the expansion of the short-term and medium-term portfolios. The expense structure in this segment is currently high reflecting investment in market share expansion. In order to establish profitable new customer relationships through the internet channel, there is a need for increased marketing expenses to capture market share. Our internet financial services segment has experienced a higher provision for loan losses with new customer relationships compared to existing customer relationships. As the Company expanded this business segment the mix of customers shifted towards a higher percentage of new customers. This shift in mix resulted in a higher provision for loan losses during the year ended December 31, 2013 as compared to our Retail Financial Services segment as a percentage of revenue. The operating income of $8.6 million reflects the expense of building a base of customers which we plan to leverage to support future growth.

Liquidity and Capital Resources

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities. We believe that cash flow from operations and available cash, together with availability to access existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for each of the years specified below:

	Year Ended December 31,
(in thousands)	2012	2013	2014
Net Cash Provided by Operating Activities	$123,470	$161,005	$195,184
Net Cash Used in Investing Activities	(133,961)	(177,730)	(207,189)
Net Cash Provided by (Used in) Financing Activities	23,900	27,992	(572)
Net Increase (Decrease) in Cash and Cash Equivalents	$13,409	$11,267	$(12,577)

Cash Flows from Operating Activities. During 2014, net cash provided by operating activities was $195.2 million compared to $161.0 million during the prior year comparable period, an increase of $34.2 million. Cash flows from operating activities increased primarily due to the non-cash impact of increased provisioning in 2014.

During 2013, net cash provided by operating activities was $161.0 million compared to $123.5 million in 2012. Cash flows from operating activities increased primarily due to net income, net of the non-cash impact of increased provisioning.

During 2012, net cash provided by operating activities was $123.5 and the primary sources were net income and the non-cash impact of provisioning.

Cash Flows from Investing Activities. During 2014, net cash used in investing activities was $207.2 million compared to $177.7 million in 2013. The primary use of cash in 2014 was for $184.4 million in loan originations as the Company continued to grow its portfolios.

During 2013, net cash used in investing activities was $177.7 million compared to $134.0 million in 2012. The primary use of cash in 2013 was for $162.9 million in loan originations, which increased as a result of continuing growth of the Company’s portfolios.

During 2012, net cash used in investing activities was $134.0 million and the primary uses were loan originations, and the Florida and DFS acquisitions.

Cash Flows from Financing Activities. Net cash used in financing activities during 2014 was $0.6 million. The primary sources of cash were $34.1 million in proceeds from subsidiary notes offset by $25.0 million in revolving credit facility payments and $8.1 million in non-guarantor subsidiary notes payments.

Net cash provided by financing activities during 2013 was $28.0 million. The primary sources of cash were a $25.0 million draw on our revolving credit facility, and $8.1 million in proceeds from a subsidiary note.

Net cash provided by financing activities during 2012 was $23.9 million attributable to the issuance of $25.0 million aggregate principal amount of our senior secured notes.

Financing Instruments

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $40 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. In addition, the agreement governing our revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2014 and December 31, 2013, we were in compliance with these covenants.

We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

For the years ended December 31, 2012, 2013 and 2014, we spent $5.7 million, $15.3 million, and $26.0 million, respectively, on capital expenditures.  These expenditures are primarily due to upgrading the retail locations acquired in the California and Florida Acquisitions during 2012, re-branding stores in select markets, opening stores in the Alabama and Tennessee markets, and capital leases during 2013. Capital expenditures during 2014 are primarily for capital leases, development costs on the POS system, and continuing to open stores in the Alabama and Tennessee markets.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers’ cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2014:

	Total	2015	2016 - 2017	2018 - 2019	After 2019
Operating Leases	$82,342	$24,558	$36,492	$16,778	$4,514
Capital Leases	3,314	1,315	1,962	37	—
Senior secured notes
Principal	420,000	—	—	395,000	25,000
Interest	201,269	45,650	91,300	62,991	1,328
Total Senior Secured Notes	621,269	45,650	91,300	457,991	26,328
Related Party notes payable
Principal	12,132	2,786	9,346	—	—
Interest	1,980	1,351	629	—	—
Total Related Party Notes Payable	14,112	4,137	9,975	—	—
Borrowings under Revolving Credit Facility
Principal	—	—	—	—	—
Interest (1)	97	97	—	—	—
Total borrowings under Revolving Credit Facility	97	97	—	—	—
Borrowings under Subsidiary Note Payable
Principal	34,137	383	32,871	883	—
Interest	10,415	5,781	4,381	253	—
Total borrowings under Subsidiary Note Payable	44,552	6,164	37,252	1,136	—
Total	$765,686	$81,921	$176,981	$475,942	$30,842

(1) Contractual interest obligations for the revolving credit facility includes cash payments we expect to make with respect to the undrawn line fee of 0.75% of the unused commitments under the revolving credit facility.

Existing Indebtedness. In connection with the California Acquisition, we issued $395 million aggregate principal amount of our senior secured notes, all of which remained outstanding as of December 31, 2014. The notes have an interest rate of 10.75%, payable semi-annually, and will mature in April of 2019. The proceeds were used to refinance debt, pay fees and expenses, and to finance a dividend payment to shareholders.

Our Alabama subsidiary also maintains a $7.0 million revolving line of credit that was undrawn as of December 31, 2014.

Concurrent with the offering of senior secured notes consummated in connection with the California Acquisition, we also entered into a four-year, $40 million revolving credit facility. The revolving credit facility has an interest rate of LIBOR plus 5.00% and will mature on April 29, 2015, and was undrawn as of December 31, 2014.

On July 6, 2012, we completed an offering of $25.0 million aggregate principal amount of senior secured notes, which will mature on May 1, 2020. Other than the interest rate and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior secured notes described above, except that such notes are not freely tradable.

A non-guarantor subsidiary of the Company issued a series of related party seller notes payable as a portion of the consideration for the Florida Acquisition. The related party Florida seller notes are secured by the assets of the subsidiary. The related party Florida seller notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the related party Florida seller notes mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries. The non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

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

On December 20, 2013, the Company created a non-guarantor subsidiary in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiary raised funding through a $8.1 million note payable.

On June 19, 2014, the Company created another non-guarantor subsidiary in order to acquire loans from the internet portfolios. The non-guarantor subsidiary funding came from a $35.0 million installment loan.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. The Company has recorded its share of the joint note but both parties are joint and severally liable.

On December 31, 2014, the Company entered in to a $0.5 million term note for licensed software and services.

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

Loan Portfolio

As of December 31, 2014, we offered loans in 32 states and had a small internet presence in the United Kingdom. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products interest is earned over the term of the loan.

As of December 31, 2013 and 2014, our total finance receivables net of unearned advance fees were approximately $183.3 million and $190.0 million, respectively.

Investee Companies

We made a 22.5% equity investment in Insight Holdings under the equity method of accounting effective November 2011.  Due to product changes which adversely impacted revenue, the value of our investment in Insight Holdings was impaired by $4.1 million in 2012.  As discussed in Note 14 to our consolidated financial statements, the Company consolidated Insight Holdings as a VIE effective April 1, 2013 and the equity method of accounting for the investment was discontinued.

On May 12, 2014, Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings. The Company owned 22.7% of membership units that were sold. Additionally, the Company terminated the $3.0 million revolving credit facility to Insight Holdings.

Equity Method Investments

Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, Investments — Equity Method and Joint Ventures, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected earnings before interest, depreciation, amortization and income taxes (“EBITDA”). The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2014 and 2013, the outstanding amount of active consumer loans was $52.7 million and $9.2 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $4.4 million and $1.5 million as of December 31, 2014 and 2013, respectively. The increase in 2014 compared to the prior year is primarily due to the move of short-term consumer loans to a CSO program in certain markets.

ITEM 7A.                        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

As of December 31, 2014, we had $469.2 million of indebtedness, of which,  our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates and was undrawn as of December 31, 2014. In addition, we have access to $45.7 million of lines of credit which are subject to variable interest rates.

ITEM 8.                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Choice Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Choice Financial Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina
March 30, 2015

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except per share data)

	December 31,	December 31,
	2014	2013

Assets
Current Assets
Cash and cash equivalents	$77,734	$90,311
Restricted cash	3,877	1,414
Finance receivables, net of allowance for loan losses of $22,775 and $15,548	140,418	157,152
Short-term investments, certificates of deposit	1,115	1,114
Card related pre-funding and receivables	2,606	806
Other current assets	25,840	9,516
Deferred tax asset, net	12,770	9,157
Total current assets	264,360	269,470
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $7,588 and $2,460	19,251	8,178
Property, leasehold improvements and equipment, net	39,635	25,804
Goodwill	222,565	312,534
Other intangible assets	3,545	23,372
Security deposits	2,653	3,086
Deferred tax asset, net	17,052	—
Deferred debt issuance costs	9,328	11,324
Total assets	$578,389	$653,768
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligation	$1,166	$681
Current portion of related party Florida seller notes	2,786	500
Current portion of subsidiary notes payable	383	8,100
Deferred revenue	2,993	2,682
Accrued interest	8,189	8,151
Money orders payable	9,090	15,495
Accounts payable and accrued liabilities	36,376	25,155
Total current liabilities	60,983	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075
Lines of credit	—	25,000
Subsidiary notes payable	33,754	—
Capital lease obligation	1,806	257
Stock repurchase obligation	4,130	928
Related party Florida seller notes	9,346	11,909
Mortgage note payable	—	420
Senior secured notes	420,000	420,000
Deferred revenue	2,982	5,403
Deferred tax liability, net	—	6,670
Total liabilities	533,001	532,426
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at December 31, 2014 and December 31, 2013	90	90
Additional paid-in capital	127,729	125,487
Non-controlling interest	—	26,428
Retained deficit	(82,431)	(30,663)
Total stockholders’ equity	45,388	121,342
Total liabilities and stockholders’ equity	$578,389	$653,768

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Revenues:
Finance receivable fees	$361,944	$290,404	$246,134
Credit Service Fees	41,497	19,302	11,746
Check cashing fees	79,743	83,822	78,937
Card fees	7,552	6,075	12,987
Other	27,517	25,668	23,196
Total revenues	518,253	425,271	373,000
Operating expenses:
Salaries and benefits	76,034	68,611	61,276
Provision for loan losses	190,725	126,854	93,481
Occupancy	30,232	27,103	24,387
Advertising and marketing	19,654	14,261	8,027
Depreciation and amortization	8,486	7,489	6,261
Other	52,780	45,520	42,629
Total operating expenses	377,911	289,838	236,061
Operating gross profit	140,342	135,433	136,939
Corporate and other expenses
Corporate expenses	81,105	64,209	54,183
Registration expenses	—	—	2,774
Bond registration expenses	—	—	851
Transaction expenses	—	—	1,239
Depreciation and amortization	5,763	6,757	6,284
Interest expense, net	55,342	52,075	47,480
Market value of stock repurchase obligation	3,202	(360)	22
Gain on equity method investments	—	(261)	325
Equity method investment impairment	—	—	4,097
Goodwill impairment	72,105	—	—
Total corporate and other expenses	217,517	122,420	117,255
Income (loss)from continuing operations, before tax	(77,175)	13,013	19,684
Provision (benefit) for income taxes	(29,695)	5,163	6,508
Income (loss) from continuing operations, net of tax	(47,480)	7,850	13,176
Discontinued operations (net of benefit for income taxes of ($1,422), ($746) and $-0-	(4,585)	(1,117)	—
Net income (loss)	(52,065)	6,733	13,176
Net loss attributable to non-controlling interests	(297)	(1,444)	—
Net income (loss) attributable to controlling interests	$(51,768)	$8,177	$13,176

Amounts attributable to Community Choice Financial shareholders:
Net income (loss) from continuing operations, net of tax	$(47,480)	$7,850	$13,176
Discontinued operations, net of tax	(4,288)	327	—
Net income (loss) attributable to Community Choice Financial shareholders	$(51,768)	$8,177	$13,176

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

			Additional
	Common Stock		Paid-In	Non-controlling	Retained
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2011	7,981,536	$80	$113,250	$—	$(52,016)	$61,314
Stock-based compensation expense	—	—	623	—	—	623
Issuance of common stock	1,000,000	10	9,090	—	—	9,100
Net income (loss)	—	—	—	—	13,176	13,176
Balance, December 31, 2012	8,981,536	$90	$122,963	$—	$(38,840)	$84,213
Stock-based compensation expense	—	—	1,670	—	—	1,670
Non-controlling interests conversion elimination	—	—	—	27,872	—	27,872
Extinguishment of note payable to stockholder	—	—	854	—	—	854
Net income (loss)	—	—	—	(1,444)	8,177	6,733
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	2,349	—	—	2,349
Restricted stock unit repurchase	—	—	(107)	—	—	(107)
De-consolidation of Insight Holdings	—	—	—	(25,744)	—	(25,744)
Member distribution	—	—	—	(387)	—	(387)
Net loss	—	—	—	(297)	(51,768)	(52,065)
Balance, December 31, 2014	8,981,536	$90	$127,729	—	$(82,431)	$45,388

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(52,065)	$6,733	$13,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	190,725	126,854	93,481
Loss on deconsolidation of Insight Holdings	4,585	—	—
Equity method investment impairment	—	—	4,097
Goodwill impairment	72,105	—	—
Loss on disposal of assets	136	55	545
(Gain) / loss on equity method investments	—	(261)	325
Depreciation	11,071	9,671	7,831
Amortization of note discount and deferred debt issuance costs	2,665	2,599	2,293
Amortization of intangibles	4,319	6,977	4,714
Deferred income taxes	(26,663)	5,137	(601)
Change in fair value of stock repurchase obligation	3,202	(360)	22
Stock-based compensation	2,349	1,670	623
Changes in assets and liabilities:
Card related pre-funding and receivables	(1,260)	7,244	4,860
Restricted cash	(3,200)	(214)	—
Other assets	(16,948)	(1,753)	(477)
Deferred revenue	(2,110)	(2,555)	(2,626)
Accrued interest	38	116	882
Money orders payable	(6,405)	(541)	(2,304)
Accounts payable and accrued expenses	12,640	(367)	(3,371)
Net cash provided by operating activities	195,184	161,005	123,470
Cash flows from investing activities
Net receivables originated	(184,369)	(162,929)	(94,097)
Net acquired assets, net of cash	(2,192)	(866)	(33,665)
Purchase of customer list intangible asset	—	(22)	—
Internally developed software intangible asset	(72)	(156)	—
Equity investment capital contribution	—	—	(450)
Deconsolidation of Insight Holdings	(628)	—	—
Proceeds from sale of equity investment	3,500	—	—
Proceeds from sale of leasehold improvements and equipment	—	181	—
Purchase of leasehold improvements and equipment	(23,428)	(13,938)	(5,749)
Net cash used in investing activities	(207,189)	(177,730)	(133,961)
Cash flows from financing activities
Proceeds from senior notes	—	—	25,000
Proceeds from subsidiary note	34,147	8,100	—
Payments on subsidiary note	(8,110)	—	—
Payments on related party Florida seller notes	(500)	—	—
Payments on capital lease obligations	(463)	(608)	—
Net proceeds (payments) on lines of credit	(25,000)	25,000	—
Repurchase of restricted stock units	(107)	—	—
Payments on mortgage note payable	(426)	—	—
Proceeds from refinance of mortgage note payable	720	—	—
Debt issuance costs	(446)	—	(1,100)
Net payments of long-term debt	—	(4,500)	—
Member distribution	(387)	—	—
Net cash provided by (used in) financing activities	(572)	27,992	23,900
Net increase (decrease) in cash and cash equivalents	(12,577)	11,267	13,409
Cash and cash equivalents:
Beginning	90,311	79,044	65,635
Ending	$77,734	$90,311	$79,044

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$52,235	$48,673	$44,310
Income taxes, net of refunds	$(254)	$633	$10,299

Supplemental Schedule of Noncash Investing and Financing Activities
Extinguishment of note payable to stockholder	$—	$854	$—
Equipment acquired through capital lease	$2,546	$1,334	$—
Land and building acquired through issuance of note payable	$—	$420	$—
Acquisitions (Note 14):
Purchase price	$—	$36,937	$62,772

Fair value of finance receivables acquired	$—	$332	$7,856
Fair value of cash acquired	—	1,595	1,518
Fair value of restricted cash acquired	—	1,200	—
Fair value of other current assets acquired	—	2,883	251
Fair value of other tangible assets acquired, principally property and equipment	—	1,673	1,316
Fair value of liabilities assumed	—	(8,207)	(2,274)
Fair value of other intangible assets acquired, principally non-compete	—	19,756	10,672
Cost in excess of net assets acquired	—	17,705	43,433
	—	36,937	62,772

Less cash acquired	—	(1,595)	(1,518)
Acquisition date fair value of non-controlling interests	—	(27,882)	—
Acquisition date fair value of Company’s interests	—	(6,594)	—
Fair value of stock repurchase obligation issued for acquired assets	—	—	(1,266)
Fair value of related party Florida seller notes issued for acquired assets			(17,223)
Fair value of common stock issued for acquired assets	—	—	(9,100)
	$—	$866	$33,665

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011 under the laws of the State of Ohio. As of December 31, 2014, the Company owned and operated 530 stores in 15 states, had an internet presence in 24 states, and had a small internet presence in the United Kingdom. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of Community Choice Financial Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company previously determined that Insight Holdings Company, LLC (“Insight Holdings”) was a Variable Interest Entity (“VIE”) of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation and prior periods have been restated on the consolidated statements of operations but not on the consolidated balance sheet.

Reclassifications:  Certain amounts reported in the 2013 and 2012 consolidated financial statements have been reclassified to conform to classifications presented in the 2014 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity. Prior periods have been reclassified in the statement of operations to present Insight Holdings as discontinued operations. The Company has recognized that as the Utah Direct Financial Solutions (“DFS”) office has been integrated into the corporate functions, the use of the DFS office has expanded to serve other corporate office functions.  At the same time, the expansion of call centers to assist our customers has grown in both the Company’s Dublin, Ohio and Utah offices.  Therefore, the Company has reclassified certain expenses to show call center costs as operating and the remaining DFS costs as corporate which is consistent with its use.  Additionally, our Credit Service Organization (“CSO”) product offering has expanded and is now disclosed as a separate revenue category in the statement of operations, and secured loans are included in finance receivables as either a short-term or medium-term consumer loan.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of stock repurchase obligations, the value of stock based compensation and the valuation of deferred tax assets and liabilities.

Business Segments:  FASB Accounting Standards Codification (“ASC”) Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services. The consolidation of Insight Holdings, as described further in Note 14, was included in Retail financial services.

Revenue recognition:  Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Fees and direct costs incurred for the origination of finance receivables are deferred and amortized over the loan period using the interest method. Credit service fees are recognized over the arranged credit service period.

As a result of the Company’s charge-off policies, accounts are charged-off between 1 and 91 days past due rather than being placed in nonaccrual status.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

Restricted cash:    Restricted cash includes the carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restricted cash represents the funds collected in advance from Insight Holdings and Insight Holdings’s retail agents that are held at the card issuing bank for future loads to be received from cardholders at point of sale or through electronic funds transfer, and cash used to meet minimum net worth requirements. Effective with the sale of Insight Holdings, restricted cash represents cash used to meet state licensing requirements.

Short-term investments, certificates of deposit: Short-term investments consist of certificates of deposit with original maturities of greater than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

Finance receivables:  Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral. Secured consumer loans with a maturity of 90 days or less are included in this category and represent 17.5% of short-term consumer loans at December 31, 2014.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the consumer loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $1,978 of the $193,475 of total receivables at December 31, 2014 and $1,793 of the $189,108 of total receivables at December 31, 2013.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral.  Secured consumer loans with a maturity greater than 90 days are included in this category and represent 15.0% of medium-term consumer loans at December 31, 2014.

CCFI disclosed secured consumer loans as a separate category in prior periods.  Secured consumer loans are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral.   All prior year schedules have been reclassified to reflect the current year’s classification of secured loans as either short-term or medium-term consumer loans.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, overall portfolio quality and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

For short term unsecured consumer loans, our policy is to charge off accounts when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as uncollected, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans that are thirty days in duration, the Company’s policy requires that balances be charged off when accounts are thirty days past due.

For medium term unsecured consumer loans which have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are sixty days past due. For medium term consumer loans which have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are no more than ninety-one days past due. The Company’s line of credit products are charged-off on the first day past due. For medium term secured consumer loans that have terms ranging from sixty days to one year, the Company’s policy dictates that balances be charged off when accounts are sixty days past due. For secured consumer loans that have terms of greater than one year, the Company’s policy requires that balances be charged off when accounts are no more than ninety-one days past due.

In certain markets, the Company may make modifications to medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The loan is restructured only if the Company believes the customer has the ability to pay under the restructured terms for the foreseeable future. When a medium-term consumer loan’s contractual terms are modified for economic or other reasons related to the borrower’s financial difficulties and grant a concession that the Company would not otherwise consider, that loan is classified as a troubled debt restructuring.

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

The useful lives of leasehold improvements and equipment by class are as follows:

Years
Furniture & fixtures	7
Leasehold improvements	Life of Lease
Equipment	3 - 5
Vehicles	5
Capital leases	5
Buildings	39

Deferred loan origination costs: Direct costs incurred for the origination of loans, which consist mainly of direct and employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized as income at the time that loans are paid in full.

Goodwill and other intangibles:  Goodwill, or cost in excess of fair value of net assets of the companies acquired, is recorded at its carrying value and is periodically evaluated for impairment. The Company tests the carrying value of goodwill and other intangible assets annually as of December 31 or when the events and circumstances warrant such a review. One of the methods for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Changes in estimates of cash flows and fair value, however, could affect the valuation.

CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and, in connection with finalizing the financial statements included in this Annual Report on Form 10-K, concluded that impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million should be taken.

The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.  These items are considered level 3 inputs for determining fair value.  The annual impairment test performed as of December 31, 2014 resulted in no additional impairment. See Note 5 for further discussion.

The Company’s other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida (“Florida Acquisition”) are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $4,319, $6,822, and $4,008 respectively

Equity Method Investments:  Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

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

In December of 2012, the Company recorded $4,097 equity investment impairment in Insight Holdings reflecting a reduction in expected financial performance as a result of changes to Insight Holdings’ product offerings.

On April 1, 2013, the Company extended a line of credit to Insight Holdings. The Company consolidated Insight Holdings as of April 1, 2013 as the Company determined that it is the primary beneficiary of the variable interest entity, and the equity method of accounting was discontinued. Subsequently on May 12, 2014, Insight Holdings was sold to a third party and was de-consolidated.

There are no equity method investments as of December 31, 2014.

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

Self-Insurance Liability:    The Company is self-insured for employee medical benefits subject to certain loss limitations. The incurred but not reported liability (“IBNR”) represents an estimate of the cost of unreported claims based on historical claims reporting. The Company monitors the continued reasonableness of the assumptions and methods used to estimate the IBNR liability each reporting period.

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the years ended December 31, 2014, 2013, and 2012 were $19,654, $14,261 and $8,027, respectively. Corporate level advertising and marketing expense for years ended December 31, 2014, 2013, and 2012 were $1,475, $455, and $184, respectively.

Operating expenses: The direct costs incurred in operating the Company’s store and call center operations have been classified as operating expenses. Operating expenses include salaries and benefits of employees, provision for loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs. District and regional managers’ salaries are included in corporate expenses.

Discontinued operations:    Effective May 12, 2014, Insight Holdings was sold to a third party and its consolidated operations have been classified as discontinued operations on the Consolidated Statement of Operations. As discussed in Note 14, Insight Holdings is treated as a discontinued operation and prior periods have been adjusted on the consolidated statements of operations, however, its assets and liabilities are included in the consolidated balance sheet as of December 31, 2013.

Preopening costs: New store preopening costs are expensed as incurred.

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

Transaction Expenses:  Transaction expenses consist of costs directly associated with acquisitions, which are primarily bonus earnings, transaction advisory fees paid to the majority shareholder, and professional services, which are included in corporate and other expenses on the consolidated statements of operations.

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

Although states provide the primary regulatory framework under which the Company offers consumer loans, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), “Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices.  In addition to state regulatory examinations that assess the Company’s compliance with state and federal laws and regulations, the Consumer Financial Protection Bureau (“CFPB”) and the Internal Revenue Service periodically examine and will continue to periodically examine the Company’s compliance with the federal laws noted above and the regulations promulgated under those laws.

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

The Company follows the provisions of ASC 820-10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at December 31, 2014 and December 31, 2013, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

The fair value of our 10.75% senior secured notes due 2019 (the “2019 notes”) and our 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the notes at the end of that reporting period.

The fair value of related party Florida seller notes payable and subsidiary note payable determined based on applicable market yields of similar debt.

And the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	December 31, 2014
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$77,734	$77,734	1
Restricted cash	3,877	3,877	1
Finance receivables	159,669	159,669	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	254,775	1
12.75% Senior secured notes	25,000	16,125	2
Related party Florida seller notes	12,132	12,132	2
Subsidiary Note payable	34,137	34,137	2
Stock repurchase obligation	4,130	4,130	2

	December 31, 2013
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$90,311	$90,311	1
Restricted cash	1,414	1,414	1
Finance receivables	165,330	165,330	3
Short-term investments, certificates of deposit	1,114	1,114	2
Financial liabilities:
10.75% Senior secured notes	395,000	338,318	1
12.75% Senior secured notes	25,000	21,413	2
Related party Florida seller notes	12,409	12,409	2
Lines of Credit	25,000	25,000	2
Subsidiary Note payable	8,100	8,100	2
Stock repurchase obligation	928	928	2

Recent Accounting Pronouncements:

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company adopted ASU 2013-05 and the adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company adopted ASU 2013-11 and the adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

In August 2014, FASB issued ASU 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” to amend the existing standards. This ASU provides an alternative to current fair value measurement guidance to an entity that consolidates a collateralized financing entity (“CFE”) that has elected the fair value option for the financial assets and liabilities. If elected, the entity could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2014) through the issuance date of March 30, 2015.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Short-term consumer loans	$96,015	$130,758
Medium-term consumer loans	97,460	58,350
Gross receivables	$193,475	189,108
Unearned advance fees, net of deferred loan origination costs	(3,443)	(5,770)
Finance receivables before allowance for loan losses	190,032	183,338
Allowance for loan losses	(30,363)	(18,008)
Finance receivables, net	$159,669	$165,330
Finance receivable, net
Current portion	$140,418	$157,152
Non-current portion	19,251	8,178
Total finance receivable, net	$159,669	$165,330

Changes in the allowance for the loan losses by product type for the year ended December 31, 2014 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2014	Provision	Charge-Offs	Recoveries	12/31/2014	12/31/2014	of receivable
Short-term consumer loans	$5,631	$87,308	$(192,656)	$104,858	$5,141	$96,015	5.35%
Medium-term consumer loans	12,377	73,388	(67,844)	7,301	25,222	97,460	25.88%
	$18,008	$160,696	$(260,500)	$112,159	$30,363	$193,475	15.69%

The provision for loan losses for the year ended December 31, 2014 also includes losses from returned items from check cashing of $8,568 and is net of debt sales of $4,708.

The provision for medium-term consumer loans includes a provision of $1,439 on loans the Company considered to be troubled debt restructurings.

Changes in the allowance for the loan losses by product type for the year ended December 31, 2013 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2013	Provision	Charge-Offs	Recoveries	12/31/2013	12/31/2013	of receivable
Short-term consumer loans	$5,070	$79,129	$(177,931)	$99,363	$5,631	$130,758	4.31%
Medium-term consumer loans	4,044	27,351	(23,119)	4,101	12,377	58,350	21.21%
	$9,114	$106,480	$(201,050)	$103,464	$18,008	$189,108	9.52%

The provision for loan losses for the year ended December 31, 2013 also includes losses from returned items from check cashing of $7,975.

Changes in the allowance for the loan losses for the year ended December 31, 2012 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2012	Provision	Charge-Offs	Recoveries	12/31/2012	12/31/2012	of receivable
Short-term consumer loans	$2,839	$59,091	$(144,809)	$87,949	$5,070	$119,571	4.24%
Medium-term consumer loans	2,787	16,373	(19,536)	4,420	4,044	24,455	16.54%
	$5,626	$75,464	$(164,345)	$92,369	$9,114	$144,026	6.33%

The provision for losses for the year ended December 31, 2012 also includes card losses of $84, losses on tax loans of $296, and losses from returned items from check cashing of $5,895.

Changes in the accrual for third-party lender losses for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Balance, beginning of period	$1,481	$392	$157
Provision for loan losses	21,461	12,399	11,742
Charge-offs, net	(18,508)	(11,310)	(11,507)
Balance, end of period	$4,434	$1,481	$392

The Company has subsidiaries that facilitate third party lender loans. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $52,680 and $9,228 at December 31, 2014 and 2013, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

The aging of receivables at December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
Current finance receivables	$173,522	89.7%	$174,651	92.4%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,185	0.6%	1,066	0.5%
Medium-term consumer loans	12,258	6.3%	6,533	3.5%
Total past due finance receivables (1 - 30 days)	13,443	6.9%	7,599	4.0%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	4,377	2.3%	5,877	3.1%
Total past due finance receivables (31 - 60 days)	4,377	2.3%	5,877	3.1%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	2,133	1.1%	981	0.5%
Total past due finance receivables (61 - 90 days)	2,133	1.1%	981	0.5%
Total delinquent	19,953	10.3%	14,457	7.6%
	$193,475	100.0%	$189,108	100.0%

Note 3. Related Party Transactions and Balances

Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees paid pursuant to this agreement for the years ended December 31, 2014, 2013, and 2012 was $1,245, $1,310, and $1,406, respectively.

The Company had a management agreement with a related party in which the Company receives management fee revenue on a monthly basis for providing certain accounting and payroll administration functions to these parties.  This management agreement was terminated in September 2012. Management fee revenue from related parties was $39 in 2012. The related party management fee revenue is included with corporate expenses on the consolidated statement of operations.

The Company’s senior management has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the years ended December 31, 2014, 2013, and 2012 was $103, $73, and $74, respectively, and are included with corporate expenses on the consolidated statements of operations for the respective periods.

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

Certain retail locations of the Company are owned by related parties and leased from the related parties. The corporate office was owned by a related party before it was sold to a non-related party on July 29, 2012. Rent paid to the related parties was $1,117, $1,094, and $1,567 for the years ended December 31, 2014, 2013, and 2012, respectively, and are included with occupancy expenses on the consolidated statements of operations for the respective periods.

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes in 2012 as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party transaction because the sellers of the Florida acquisition, and recipients of the notes, became shareholders of the Company.

A senior member of management has an interest in a limited partnership that owns an interest in a vendor from which the Company purchased telecommunications services beginning in the last three months of 2014. The $21 in services for 2014 was provided to the Company by the vendor at a reduced rate.  If the Company were to source the service from another vendor, the overall cost of the service would increase.

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2014 and 2013, leasehold improvements and equipment consisted of the following:

	2014	2013

Furniture & fixtures	$25,965	$25,401
Leasehold improvements	51,779	41,798
Equipment	23,144	12,559
Vehicles	2,775	1,083
Land	1,010	628
Building	253	407
	104,926	81,876
Less accumulated depreciation	(65,291)	(56,072)
	$39,635	$25,804

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Goodwill	$222,565	$312,534
Other intangible assets, net:
Non-compete agreements	$258	$824
Trade names	2,032	4,977
Customer lists	931	14,124
Internally developed software	324	3,447
	$3,545	$23,372

The carrying amounts of goodwill by reportable segment at December 31, 2014 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$334,475	$13,458	$347,933
Accumulated impairment losses	(111,910)	(13,458)	(125,368)
	$222,565	$—	$222,565

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2011	$255,953
Acquisition of Direct Financial Solutions	13,261
Acquisition of Check Cashing USA stores	30,172
Effect of tax benefits	(2,264)
Balance at December 31, 2012	297,122
Insight Holdings consolidation and Other Acquisitions	17,705
Effect of tax benefits	(2,293)
Balance at December 31, 2013	312,534
Other acquisitions, net	764
Insight Holding deconsolidation	(16,413)
Internet segment impairment	(13,458)
Retail segment impairment	(58,647)
Effect of tax benefits	(2,215)
Balance at December 31, 2014	$222,565

The Company performed a goodwill impairment test for the retail services segment as required when a portion of the segment is sold. This resulted in no impairment of goodwill as of May 12, 2014.

CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and, in connection with finalizing the financial statements included in this Annual Report on Form 10-K, concluded that impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.  These items are considered level 3 inputs for determining fair value.

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported as of December 31, 2014 was approximately $27,251 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the year ended December 31, 2014, 2013, and 2012 was $2,215, $ 2,293, and $2,264, respectively. The effect of the tax benefits for each subsequent year is expected to be $ 2,215 and will result in future reductions to the carrying amount of goodwill.

The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $53,031. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

Other intangible assets are summarized as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$3,352	$(3,094)	$258	$3,332	$(2,508)	$824
Trade names	7,308	(5,276)	2,032	9,609	(4,632)	4,977
Customer lists	7,420	(6,489)	931	20,331	(6,207)	14,124
Internally developed software	2,339	(2,015)	324	5,628	(2,181)	3,447
Total	$20,419	$(16,874)	$3,545	$38,900	$(15,528)	$23,372

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2015	$1,740
2016	648
2017	446
2018	443
2019	206
Thereafter	62
$3,545

Intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was $4,319, $6,822 and $4,008, respectively.

  Intangible assets for Insight Holdings were $15,923 at the date of sale in May of 2014.

Note 6. Pledged Assets and Debt

Senior secured notes payable at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$395,000	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000
	420,000	420,000
Less current maturities	—	—
Long-term portion	$420,000	$420,000

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company’s revolving credit facility contains restrictive covenants that limit its ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing the Company’s notes. In addition, the agreement governing the Company’s revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2014, we were in compliance with these covenants.

Lines of credit at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC’s assets	$—	$—
$40,000 Revolving credit, secured, interest rate as defined below, due April 2015, collateralized by all Company assets	—	25,000
	—	25,000
Less current maturities	—	—
Long-term portion	$—	$25,000

The 4-year, $40,000 revolving credit facility, at the Company’s option, bears interest at either (a) LIBOR plus a margin of 5% or (b) an alternative base rate (determined as the greatest of the prime rate, the federal funds effective rate plus 0.5% or 1-month LIBOR plus 1%) plus a margin of 4%, and will mature on April 29, 2015. The 1-month LIBOR rate at December 31, 2014 and 2013 was 0.15% and 0.17%, respectively, and the prime rate was 3.25% at December 31, 2014 and 2013. The weighted average interest rate of our borrowings during 2014 was 6.06%. The revolving credit facility includes an undrawn line fee of 0.75% of the unused commitments.

Non-guarantor notes payable at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$7,753	$7,619
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	4,379	4,790
	12,132	12,409
Less current maturities	2,786	500
Long-term portion	$9,346	$11,909

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, becoming shareholders of the Company through the transaction. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $223, $433, and $107 for the years ended December 31, 2014, 2013, and 2012.

The related party Florida seller notes are secured by the assets of the non-guarantor subsidiary. The indenture governing the Company’s non-guarantor secured term related party Florida seller notes due 2016 contains covenants that limit the ability of the Company’s non-guarantor subsidiaries party thereto to create liens, declare or pay any dividend or distribution, incur debt, and transfer or otherwise dispose of substantially all of its current assets. These covenants are evaluated for compliance quarterly beginning on December 31, 2012 and the Company remains in compliance. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary thereto. The related party Florida seller notes are non-recourse to the Company and the guarantor subsidiaries.

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

The subsidiary notes payable at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
$8,100 Term note, secured, 17.00% increasing to 20.00%, collateralized by acquired loans, due December 2014	$—	$8,100
$35,000 Note, secured, 16.5%, collateralized by acquired loans, due September 2016	32,600	—
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	1,048	—
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016	489
	34,137	8,100
Less current maturities	383	8,100
Long-term portion	$33,754	$—

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding to finance loan acquisitions were the proceeds from an $8.1 million term note and a $35.0 million installment note.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a term note with a non-related entity for the acquisition of a share of an airplane. The Company has recorded its share of the joint note but both parties are joint and severally liable.

On December 31, 2014, the Company entered in to a term note for licensed software and services.

	December 31,	December 31,
	2014	2013
$720 term note, 4.95% interest rate, due January 2019	$—	$420
Long-term portion	$—	$420

The mortgage note payable, bears interest at 4.95%, was refinanced on January 21, 2014 and was de-consolidated with the sale of Insight Holdings on May 12, 2014. The outstanding balance at December 31, 2014 and December 31, 2013 consisted of the following:

The five year maturity for all debt arrangements as of December 31, 2014 consisted of the following:

		Twelve months ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Senior secured notes
Principal	$420,000	$—	$—	$—	$—	$395,000	$25,000
Total senior secured notes	420,000	—	—	—	—	395,000	25,000
Related party notes payable
Principal	12,132	2,786	9,346	—	—	—	—
Total related party notes payable	12,132	2,786	9,346	—	—	—	—
Subsidiary note payable
Principal	34,137	383	32,813	58	60	823	—
Total subsidiary note payable	34,137	383	32,813	58	60	823	—
Total	$466,269	$3,169	$42,159	$58	$60	$395,823	$25,000

Note 7. Agency Agreements

An agency agreement with Western Union, for a period of five years, was signed effective January 1, 2012. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement.

Commission revenue associated with the new Western Union contract was $5,360, $5,115, and $4,617, respectively, for the years ended December 31, 2014, 2013, and 2012 and included as “Other Income” on the consolidated statements of operations. Revenue related to the new signing bonus was $2,640 for each of the years ended December 31, 2014, 2013, and 2012, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue for the contract as of December 31, 2014 and 2013 was $5,280 and $7,920, respectively, and are included as “Deferred revenue” on the consolidated balance sheet. The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $171, $172, and $16 for the years ended December 31, 2014, 2013, and 2012, respectively, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue on the new store bonus with Western Union as of December 31, 2014 and 2013 was $658 and $92, respectively, and is included as “Deferred revenue” on the consolidated balance sheet. Total deferred revenue for all contracts as of December 31, 2014 and 2013 was $5, 975 and $8,085, respectively, and are included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. During the years ended December 31, 2014, 2013, and 2012, the total amount of fees earned related to the agreement totaled $957, $1,596 and $14,261, respectively, and are included as “Other Income” on the statements of operations. The Company consolidated Insight Holdings in April 2013 and the fees earned subsequent to this date have been eliminated in the consolidation up to May 2014 when Insight Holdings was deconsolidated.  At December 31, 2014 and 2013 the Company had $2,606 and $806, respectively, in card related pre-funding and receivables on its balance sheet associated with this agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Accounts payable	$7,661	$6,425
Accrued payroll and compensated absences	7,184	6,047
Wire transfers payable	1,815	3,673
Accrual for third-party losses	4,434	1,481
Unearned CSO Fees	5,925	1,565
Deferred rent	1,141	961
Bill payment	3,386	838
Other	4,830	4,165
	$36,376	$25,155

Note 9. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2014, is due as follows:

	Capital	Operating
December 31,	Leases	Leases
2015	$1,315	$24,558
2016	1,202	20,680
2017	760	15,812
2018	37	10,909
2019	—	5,869
Thereafter	—	4,514
Total minimum lease payments	3,314	$82,342
Less amount representing interest (ranging from 2.25% to 14.34%)	(342)
Present value of net minimum lease payments	2,972
Less current portion	(1,166)
Long term portion	$1,806

Rental expense, including common area maintenance and real estate tax expenses, totaled $31,625, $28,356 and $25,585 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2014, 2013 and 2012, the bonus expense related to these agreements totaled $7,301, $3,398 and $1,575, respectively.

Note 11. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is with customers living in thirty-two states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in these areas. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$22,681	11.7%	$17,084	9.0%
Arizona	16,859	8.7	15,957	8.4
California	71,643	37.0	50,877	26.9
Florida	9,697	5.0	8,554	4.5
Ohio	25	0.0	43,330	22.9
Virginia	15,770	8.2	14,491	7.7
Other retail segment states	30,368	15.7	27,269	14.5
Other internet segment states	26,432	13.7	11,546	6.1
Total	$193,475	100.0%	$189,108	100.0%

The other retail segment states are: Indiana, Illinois, Kansas, Kentucky, Michigan, Missouri, Oregon, Tennessee, and Utah.

The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming. In addition, we also acquired DFS UK which is operating in a limited capacity offering loans in the United Kingdom and DFS Canada which does not currently offer loans.

In certain markets, the Company offers a CSO Program to assist consumers to obtain credit through limited agency agreements with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $52,680 and $9,228 at December 31, 2014 and 2013, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,635, $1,488 and $1,305 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On July 31, 2012, the Company, through a newly formed non-guarantor subsidiary, acquired 54 stores in Florida in an asset purchase. The non-guarantor subsidiary paid $12,798 in cash consideration, issued three related party Florida seller notes with an aggregate face value of $18,500 and a fair value of $17,223, issued 1 million shares of common stock in the Company with a fair value of $9,100, and entered into a stock repurchase agreement with a fair value of $1,266 related to the 1 million shares of common stock.  These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, became shareholders of the Company.

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

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2014.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the accelerated vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2014, there were a total of 883,290 additional shares available for grant under the Plan.

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

The following weighted average assumptions were used by the Company for awards granted during the year ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Risk-free interest rate	1.55%	0.85% - 0.95%	0.63% - 0.85%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.00%	35.00% - 50.00%	50.00% - 55.00%
Expected term (years)	5.00	3.80 - 5.00	5.00
Weighted average fair value of options granted	$3.37	$3.66	$4.34
Weighted average fair value of restricted stock units granted	$—	$—	$13.51
Weighted average fair value of stock appreciation rights granted	$—	$3.66	$—

For the years ended December 31, 2014, 2013, and 2012, the Company recorded stock-based compensation costs in the amount of $2,349, $1,670, and $623, respectively. As of December 31, 2014, 2013, and 2012, unrecognized stock-based compensation costs to be recognized over future periods approximated $1,647, $4,029, and $3,864, respectively. At December 31, 2014, the remaining unrecognized compensation expense is $745 for certain awards that vest solely upon a change in control and $902 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company’s control. The remaining compensation expense of $1,647 is expected to be recognized over a weighted-average period of 1.3 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $659, $1,612, and $1,546 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock option activity for the year ended December 31, 2014 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average Exercise Price	Weighted-Average	Aggregate Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2013	1,691,531	$7.59	6.8	N/A
Granted	35,000	9.10	9.3	N/A
Exercised	—	—	—	N/A
Forfeited or expired	9,890	—	—	N/A
Outstanding at December 31, 2014	1,716,641	$7.62	5.9	N/A
Exercisable at December 31, 2014	944,253	$7.75	5.6	$—
Vested or expected to vest at December 31, 2014	1,398,970	$7.97	6.3	$—

Restricted stock unit (RSU) activity for the year ended December 31, 2014 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average Exercise Price	Weighted-Average	Aggregate Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2013	60,582	$11.30	0.7	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Repurchased	11,710	13.51	—	N/A
Outstanding at December 31, 2014	48,872	$10.77	0.1	N/A
Exercisable at December 31, 2014	37,162	$9.91	—	$158
Vested or expected to vest at December 31, 2014	48,872	$10.77	0.1	$208

Stock appreciation rights activity for the year ended December 31, 2014 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average Exercise Price	Weighted-Average	Aggregate Intrinsic
		(actual per share	Remaining	Value
	Shares	price)	Contractual Term	(thousands)
Outstanding at December 31, 2013	292,944	$—	3.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at December 31, 2014	292,944	$—	2.5	N/A
Exercisable at December 31, 2014	201,108	$—	2.2	$—
Vested or expected to vest at December 31, 2014	201,108	$—	2.2	$—

As of December 31, 2014, there are 772,388 un-vested stock options with a weighted-average fair value at grant date of $3.09, 11,710 un-vested restricted stock units with a weighted-average fair value at grant date of $13.51 and 91,836 un-vested stock appreciation rights with a weighted-average fair value at grant date of $5.09.

Other information related to stock option activity for the years ended December 31:

	2014	2013	2012
Total fair value of options vested	$3,998	$4,249	$3,190

Other information related to stock appreciation rights activity for the years ended December 31:

	2014	2013	2012
Total fair value of stock appreciation rights vested	$855	$1,831	$1,689

Other information related to restricted stock units activity for the years ended December 31:

	2014	2013	2012
Total fair value of restricted stock units vested	$157	$631	$—

Note 16. Income Taxes

Community Choice Financial Inc. and Subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2014, 2013 and 2012 exceeds the statutory rate primarily due to certain acquisition costs that are deductible for financial statement reporting purposes but not deductible for tax purposes. The Company had no liability recorded for unrecognized tax benefits at December 31, 2014 and 2013.

Net deferred tax assets and liabilities consist of the following as of December 31, 2014:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$10,737	$2,994	$—	$—
Goodwill	—	—	—	111
Accrued expenses	455	—	—	—
Depreciable assets	—	5,795	—	—
Intangible asset	—	3,091	—	238
Stock based compensation	—	2,884	—	—
Deferred revenue	1,179	1,177	—	—
Deferred rent	—	450	—	—
Bond registration expenses	—	221	—	—
Capital loss carryover	—	1,265	—	—
Valuation allowance	—	(1,280)	—	—
Other	512	1,271	113	467
	$12,883	$17,868	$113	$816

Net deferred tax assets and liabilities consist of the following as of December 31, 2013:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$7,698	$—	$—	$—
Goodwill	—	1,376	—	20,691
Accrued expenses	414	—	—	—
Depreciable assets	—	5,618	—	—
Intangible asset	—	3,099	—	643
Stock based compensation	—	1,999	—	—
Deferred revenue	1,081	2,177	—	—
Deferred rent	—	387	—	—
Bond Registration Expenses	—	278	—	—
Other	—	38	36	308
	$9,193	$14,972	$36	$21,642

The net deferred tax assets and (liabilities) are classified in the consolidated balance sheet as follows as of December 31, 2014 and 2013:

	2014	2013
Current deferred tax asset	$12,883	$9,193
Current deferred tax liability	(113)	(36)
	$12,770	$9,157
Noncurrent deferred tax asset	$17,868	$14,972
Noncurrent deferred tax liability	(816)	(21,642)
	$17,052	$(6,670)

The provision for income taxes charged to operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current tax expense	$(3,023)	$(721)	$7,108
Deferred tax expense	(28,887)	3,591	(2,865)
Benefit applied to reduce goodwill	2,215	2,293	2,265
	$(29,695)	$5,163	$6,508

The Company’s tax basis goodwill exceeds the amount recorded for financial reporting purposes. The accounting for deferred income taxes prohibits immediate recognition of a deferred tax asset created by tax goodwill in excess of book goodwill. The recognition of the tax benefits are required to be recognized when the excess tax goodwill is amortized and deducted on the Company’s income tax return. This deduction will occur over the next 15 years from the acquisition date. The benefit for that tax deduction is recognized consistent with the initial recognition of an acquired tax benefit, which requires this amount to be applied as a reduction of goodwill. For reporting purposes, the amount of the tax deduction and the tax benefit attributable to the tax deduction is referred to as “the benefit applied to reduce goodwill” and will be recorded as additional income tax expense in these financial statements and will reduce the carrying amount of goodwill. The total amount of tax amortization of goodwill for the original purchase in 2006 amounted to approximately $14,600 in 2014, 2013 and 2012, respectively.

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% to pretax income for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal tax expense at statutory rate	$(27,011)	$4,555	$6,890
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(3,532)	18	535
Work opportunity tax credit	(184)	(965)	—
Non-controlling interest	—	619	—
Goodwill impairment	343	—	—
Nondeductible expenses and other items	689	936	(917)
	$(29,695)	$5,163	$6,508

Community Choice Financial Inc. and Subsidiaries are subject to taxation by the United States and various state jurisdictions. The federal tax return as filed by CheckSmart Financial Holdings Corp for its 2011 tax year and the certain state tax returns for its 2010 year and forward remain open to examination by tax authorities.

Note 17. Business Segment

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the year ended December 31, 2014
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$513,152		$65,237		$578,389
Goodwill	222,565		—		222,565
Other Intangible Assets	1,682		1,863		3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	190,725	36.8%
Other Operating Expenses	167,744	41.5%	19,442	17.0%	187,186	36.1%
Operating Gross Profit	119,224	29.6%	21,118	18.4%	140,342	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	5,763	1.1%

Intersegment revenues of $2,856 for the year ending December 31, 2014, have been eliminated.

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of		% of
	Financial Services	Revenue	Financial Services	Revenue	Consolidated	Revenue
Total Assets	$605,276		$48,492		$653,768
Goodwill	298,861		13,673		312,534
Other Intangible Assets	20,086		3,286		23,372
Total Revenues	$372,040	100.0%	$53,231	100.0%	$425,271	100.0%
Provision for Loan Losses	93,471	25.1%	33,383	62.7%	126,854	29.8%
Other Operating Expenses	151,716	40.8%	11,268	21.2%	162,984	38.3%
Operating Gross Profit	126,853	34.1%	8,580	16.1%	135,433	31.9%
Interest Expense, net	48,877	13.1%	3,198	6.0%	52,075	12.2%
Depreciation and Amortization	4,710	1.3%	2,047	3.8%	6,757	1.6%

Intersegment revenues of $456 for the year ending December 31, 2013, have been eliminated.

Note 18. Transactions with Variable Interest Entities

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

The Company has limited agency agreements with unaffiliated third-party lenders since 2012. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of December 31, 2014 and December 31, 2013, the outstanding amount of active consumer loans, which was our maximum exposure, was $52.7 million and $9.2 million, respectively, which were guaranteed by the Company. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for these obligations totaled $4,434 and $1,481 as of December 31, 2014 and December 31, 2013, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

Note 19. Discontinued Operations

In May of 2014, the controlling members of the Company’s consolidated VIE, Insight Holdings, sold 100% of the membership interests. The Company received $3.5 million for its membership interests and has classified Insight Holdings as a discontinued operation.

Results from discontinued operations of Insight Holdings for the periods of the years ended December 31, 2014 and 2013 were as follows:

	Twelve Months Ended
	December 31,
	2014	2013
Revenues:
Card fees	$7,494	$13,597
Other	191	289
Total revenues	7,685	13,886
Operating expenses:
Other	—	236
Total operating expenses	—	236
Operating gross profit	7,685	13,650
Corporate and other expenses
Corporate expenses	6,846	13,073
Depreciation and amortization	1,139	2,404
Interest expense, net	24	36
Total corporate and other expenses	8,009	15,513
Loss before benefit for income taxes	(324)	(1,863)
Benefit for income taxes	(130)	(746)
Loss from continuing operations	(194)	(1,117)
Loss on disposal (net of income taxes of $1,552)	(4,391)	—
Total discontinued operations	$(4,585)	$(1,117)

Assets of $37,718 and liabilities of $4,777 were included at December 31, 2013 in the Consolidated Balance Sheet and Consolidating Balance Sheets in Note 22. Insight Holdings was formerly included in the Retail financial services segment.

The Company will continue to be an agent for the Insight prepaid card and earn fees based on card sales and activity.

Prior to the sale of Insight Holdings, a portion of the revenue was eliminated during consolidation. The agency revenue paid to the Company from Insight Holdings previously eliminated was $2,145 and $4,014 for the years ended December 31, 2014 and 2013, respectively.

Note 20. Equity Method Investments

Prior to April 1, 2013, the Company accounted for the investment in Insight Holdings, a 22.7% owned affiliate as of December 31, 2013, by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s statement of operations and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

Under the equity method of accounting, the Company’s share of the loss of Insight Holdings for the three months ended March 31, 2013 was $15. Amortization expense recognized on implied intangible assets associated with the investment in Insight Holdings for the three months ended March 31, 2013 was $157. As discussed in Note 14, the Company consolidated Insight Holdings effective April 1, 2013 and the equity method of accounting for the investment was discontinued.

During the year ended December 31, 2012, the members of Insight Holdings made a $2,000 capital contribution of which the Company contributed $450 based on ownership percentage.

In December of 2012, the Company recorded $4,097 equity investment impairment in Insight Holdings.

The Company’s share of the loss of Insight Holdings for the year ended December 31, 2012 was $312.  At December 31, 2012, the carrying value of the Company’s investment in Insight Holdings was $6,488 which is comprised of $1,016 of implied goodwill, net of the impairment, $5,258 of net implied intangible assets and $214 of equity in the net assets of Insight Holdings.

On May 12, 2014, Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings for a cash purchase price subject to post-closing adjustments that are based on performance. The Company owned 22.7% of membership units that were sold. Additionally, the Company terminated the $3,000 revolving credit facility to Insight Holdings.  Effective May 12, 2014, Insight Holdings was sold to an independent third party and is treated as a discontinued operation and the Company has no continued ownership remaining.

Note 21. Supplemental Guarantor Information

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date CCFI issued the notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. CCFI is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $8.8 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in entities that are not “Guarantor Subsidiaries” (as defined in the Indentures), create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on CCFI’s ability to pay dividends on, or repurchase, its common stock.

As discussed in Note 14, the Company has consolidated Insight Holdings as of April 1, 2013. Insight Holdings is not a subsidiary of the Company, is not a guarantor under the 2019 notes or 2020 notes and is not otherwise an obligor under the Company’s debt instruments. . Effective May 12, 2014, Insight Holdings was sold to an independent third party and is treated as a discontinued operation and the Company has no continued ownership remaining.

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

Note 22. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC. The Company’s entire guarantor subsidiaries are 100% owned, and all guarantees are full and conditional, joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the senior secured notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of December 31, 2014 and December 31, 2013, such unrestricted subsidiaries had total assets of $90,718 and $54,665 and total liabilities of $69,380 and $39,717, respectively, and for the years ended December 31, 2014 and 2013 had total revenues of $53,290 and $23,776, total operating expenses of $32,641 and $20,360, and net income (loss) from continuing operations of $5,206 and ($1,071), respectively.

As described above, Insight Holdings is included in the tables below as a “Non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013. As of December 31, 2013, Insight Holdings had total assets of $37,718, total liabilities of $4,777. For the years ended December 31, 2014 and December 31, 2013, this entity is included in discontinued operations, net of tax. Insight is no longer included in the balance sheet as of December 31, 2014. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$63,372	$14,362	$—	$77,734
Restricted cash	—	3,877	—	—	3,877
Finance receivables, net	—	101,493	41,181	(2,256)	140,418
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,606	—	—	2,606
Other current assets	—	45,856	101	(20,117)	25,840
Deferred tax asset, net	—	12,770	—	—	12,770
Total current assets	—	231,089	55,644	(22,373)	264,360
Noncurrent Assets
Investment in Subsidiaries	368,838	15,168	—	(384,006)	—
Finance receivables, net	—	19,251	—	—	19,251
Leasehold improvements and equipment, net	—	36,734	2,901	—	39,635
Goodwill	—	191,530	31,035	—	222,565
Other intangible assets	—	2,902	643	—	3,545
Security deposits	—	2,486	167	—	2,653
Deferred tax asset, net	—	17,052	—	—	17,052
Deferred debt issuance costs	8,950	50	328	—	9,328
Total assets	$377,788	$516,262	$90,718	$(406,379)	$578,389
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligation	$—	$1,050	$116	$—	$1,166
Current portion of related party Florida seller notes	—	—	2,786	—	2,786
Current portion of subsidiary note payable	—	383	—	—	383
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	2,993	—	—	2,993
Accrued interest	8,046	1	640	(498)	8,189
Money orders payable	—	8,508	582	—	9,090
Accounts payable and accrued liabilities	—	39,242	13,656	(16,522)	36,376
Total current liabilities	8,046	52,177	23,133	(22,373)	60,983
Noncurrent Liabilities
Subsidiary note payable	—	1,154	32,600	—	33,754
Capital lease obligation	—	1,635	171	—	1,806
Stock repurchase obligation	—	—	4,130	—	4,130
Related party Florida seller notes	—	—	9,346	—	9,346
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	2,982	—	—	2,982
Total liabilities	428,046	57,948	69,380	(22,373)	533,001
Stockholders’ Equity (Deficit)	(50,258)	458,314	21,338	(384,006)	45,388
Total liabilities and stockholders’ equity	$377,788	$516,262	$90,718	$(406,379)	$578,389

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$84,432	$5,879	$—	$90,311
Restricted cash	—	755	659	—	1,414
Finance receivables, net	—	142,258	14,894	—	157,152
Short-term investments, certificates of deposit	—	1,114	—	—	1,114
Card related pre-funding and receivables	—	1,691	792	(1,677)	806
Other current assets	—	23,533	1,576	(15,593)	9,516
Deferred tax asset, net	—	9,157	—	—	9,157
Total current assets	—	262,940	23,800	(17,270)	269,470
Noncurrent Assets
Investment in Subsidiaries	344,114	15,590	—	(359,704)	—
Finance receivables, net	—	8,178	—	—	8,178
Property, leasehold improvements, and equipment, net	—	22,347	3,457	—	25,804
Goodwill	—	265,949	46,585	—	312,534
Other intangible assets	—	4,901	18,471	—	23,372
Security deposits	—	2,987	99	—	3,086
Equity method investments	—	6,835	—	(6,835)	—
Deferred debt issuance costs	11,207	36	81	—	11,324
Total assets	$355,321	$589,763	$92,493	$(383,809)	$653,768
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligation	$—	$600	$81	$—	$681
Current portion of related party Florida seller notes	—	—	500	—	500
Subsidiary note payable	—	—	8,100	—	8,100
CCFI funding notes	—	—	2,720	(2,720)	—
Deferred revenue	—	2,682	—	—	2,682
Accrued interest	8,143	—	67	(59)	8,151
Money orders payable	—	14,481	1,014	—	15,495
Accounts payable and accrued liabilities	—	8,495	18,640	(1,980)	25,155
Total current liabilities	8,143	26,258	31,122	(4,759)	60,764
Noncurrent Liabilities
Accrued liabilities	—	1,075	—	—	1,075
Lines of credit	25,000	—	—	—	25,000
Capital lease obligation	—	245	12	—	257
Stock repurchase obligation	—	—	928	—	928
Related party Florida seller notes	—	—	11,909	—	11,909
Mortgage note	—	—	420	—	420
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	5,403	—	—	5,403
Deferred tax liability, net	—	6,670	—	—	6,670
Total liabilities	453,143	39,651	44,391	(4,759)	532,426
Stockholders’ Equity	(97,822)	550,112	48,102	(379,050)	121,342
Total liabilities and stockholders’ equity	$355,321	$589,763	$92,493	$(383,809)	$653,768

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$322,839	$39,415	$(310)	$361,944
Credit service fees	—	41,497	—	—	41,497
Check cashing fees	—	71,563	10,309	(2,129)	79,743
Card fees	—	7,224	328	—	7,552
Dividend	—	4,500	—	(4,500)	—
Other	—	27,593	3,238	(3,314)	27,517
Total revenues	—	475,216	53,290	(10,253)	518,253

Operating expenses:
Salaries and benefits	—	69,300	6,734	—	76,034
Provision for loan losses	—	173,448	17,277	—	190,725
Occupancy	—	26,763	3,469	—	30,232
Advertising and marketing	—	20,552	851	(1,749)	19,654
Depreciation and amortization	—	7,684	802	—	8,486
Other	—	51,935	3,508	(2,663)	52,780
Total operating expenses	—	349,682	32,641	(4,412)	377,911
Operating gross profit	—	125,534	20,649	(5,841)	140,342

Corporate expenses	—	79,564	2,171	(630)	81,105
Depreciation and amortization	—	4,716	1,047	—	5,763
Interest expense, net	50,004	223	5,767	(652)	55,342
Interest expense allocation	(50,004)	50,004	—	—	—
Market value of stock repurchase obligation	—	—	3,202	—	3,202
Goodwill impairment		72,105	—	—	72,105
Total corporate and other expenses	—	206,612	12,187	(1,282)	217,517
Income (loss) before income taxes	—	(81,078)	8,462	(4,559)	(77,175)
Provision (benefit) for income taxes	—	(31,197)	3,256	(1,754)	(29,695)
Income (loss) from continuing operations	—	(49,881)	5,206	(2,805)	(47,480)
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)
Net income (loss)	$—	$(49,881)	$621	$(2,805)	$(52,065)

 Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$278,931	$11,473	$—	$290,404
Credit service fees	—	19,302	—	—	19,302
Check cashing fees	—	74,831	8,991	—	83,822
Card fees	—	5,917	158	—	6,075
Other	—	22,970	3,154	(456)	25,668
Total revenues	—	401,951	23,776	(456)	425,271

Operating expenses:
Salaries and benefits	—	62,117	6,494	—	68,611
Provision for loan losses	—	120,987	5,867	—	126,854
Occupancy	—	23,930	3,173	—	27,103
Advertising and marketing	—	13,647	952	(338)	14,261
Depreciation and amortization	—	6,987	502	—	7,489
Other	—	42,148	3,372	—	45,520
Total operating expenses	—	269,816	20,360	(338)	289,838
Operating gross profit	—	132,135	3,416	(118)	135,433

Corporate expenses	—	63,347	980	(118)	64,209
Depreciation and amortization	—	4,626	2,131	—	6,757
Interest expense, net	49,822	231	2,081	(59)	52,075
Interest expense allocation	(49,822)	49,822	—	—	—
Loss on equity method investments	—	(261)	—	—	(261)
Market value of stock repurchase obligation	—	(360)	—	—	(360)
Total corporate and other expenses	—	117,405	5,192	(177)	122,420
Income (loss) before income taxes	—	14,730	(1,776)	59	13,013
Provision (benefit) for income taxes	—	5,845	(705)	23	5,163
Income (loss) from continuing operations	—	8,885	(1,071)	36	7,850
Discontinued operations, net of tax	—	—	(1,117)	—	(1,117)
Net income (loss)	$—	$8,885	$(2,188)	$36	$6,733

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$2,160	$161,490	$31,534	$195,184
Cash flows from investing activities
Net receivables originated	—	(141,089)	(43,280)	(184,369)
Net acquired assets, net of cash	—	(874)	(1,318)	(2,192)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(22,174)	(1,254)	(23,428)
Net cash used in investing activities	—	(157,406)	(49,783)	(207,189)
Cash flows from financing activities
Proceeds from subsidiary note	—	1,547	32,600	34,147
Payments on subsidiary note	—	(10)	(8,100)	(8,110)
Payments on related party Florida seller notes	—	(2,632)	2,132	(500)
Payments on capital lease obligations, net	—	(656)	193	(463)
Net payments on lines of credit	(25,000)	—	—	(25,000)
Buyback of restricted stock units	—	(107)	—	(107)
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	22,840	(22,840)	—	—
Debt issuance costs	—	(446)	—	(446)
Net cash provided by (used in) financing activities	(2,160)	(25,144)	26,732	(572)
Net increase (decrease) in cash and cash equivalents	—	(21,060)	8,483	(12,577)
Cash and cash equivalents:
Beginning	—	84,432	5,879	90,311
Ending	$—	$63,372	$14,362	$77,734

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$2,792	$150,705	$7,508	$161,005
Cash flows from investing activities
Net receivables originated	—	(147,217)	(15,712)	(162,929)
Net acquired assets, net of cash	—	(2,453)	1,587	(866)
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(156)	(156)
Proceeds from sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(13,578)	(360)	(13,938)
Net cash used in investing activities	—	(163,089)	(14,641)	(177,730)
Cash flows from financing activities
Capital lease payments	—	845	(1,453)	(608)
Payments on long-term debt	—	(2,721)	(1,779)	(4,500)
Net advances on lines of credit	25,000	—	—	25,000
Net advances on susidiary note	—	—	8,100	8,100
Intercompany activities	(27,792)	27,792	—	—
Net cash provided by (used in) financing activities	(2,792)	25,916	4,868	27,992
Net increase in cash and cash equivalents	—	13,532	(2,265)	11,267
Cash and cash equivalents:
Beginning	—	70,900	8,144	79,044
Ending	$—	$84,432	$5,879	$90,311

Note 23. Subsequent Events

In March 2015, the Company closed on a new $26.7 million revolving credit facility to replace the existing $40.0 million revolving credit facility. Interest on the new twenty-four month revolving credit facility will be one-month LIBOR + 14.00% per annum, and the agreement requires a make-whole payment in certain circumstances if less than 85% of the commitment is drawn. The security for the new revolving credit facility is substantially all of the assets of each borrower and guarantors.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2014 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2014.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, McGladrey LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2014.

Name	Age	Office and Position
William E. Saunders, Jr.	41	Chief Executive Officer and Chairman of the Board of Directors
Kyle Hanson	39	President
Michael Durbin	46	Executive Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	52	Executive Vice President, Secretary and General Counsel
H. Eugene Lockhart	65	Lead Director
Andrew Rush	57	Director
Lee A. Wright	43	Director
Michael Langer	38	Director
Felix Lo	36	Director
Eugene Schutt	61	Director
Jennifer Adams Baldock	55	Director
Mark Witkowski	29	Director

William E. Saunders, Jr. became our Chief Executive Officer in, and has served as a Director since June 2008, and became Chairman of the Board of Directors effective May 14, 2014. Mr. Saunders served as our Chief Financial Officer from March 2006 to June 2008. Prior to joining the Company, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm.  Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of directors.

Kyle Hanson became our President in May 2008. Mr. Hanson served as our Director of Store Operations from August 2005 to February 2008 and then as our Vice President of Store Operations from February 2008 to May 2008. From December 1997 through July 2005, Mr. Hanson worked for us in various operational capacities for the Company, including as a store manager and a district and regional manager.  Mr. Hanson is also a member of the Financial Service Centers of America (FiSCA) Board of Directors and Chairman of the Board of Directors of Volunteers of America of Greater Ohio. Mr. Hanson holds a B.S. in Communications from Ohio University.

Michael Durbin became our Chief Financial Officer and Treasurer and a Senior Vice President effective December 31, 2010, and became an Executive Vice President effective April 28, 2014. From June 2008 to December 2010, Mr. Durbin was a Managing Director at Servius Capital LP, an investment banking firm based in Atlanta, Georgia, and during that time Mr. Durbin served as Interim Chief Financial Officer of the Company. From July 1995 to June 2008, Mr. Durbin was a Senior Vice President at National City Bank, located in Cleveland, Ohio, where his principal business was corporate banking with a specialization in retail and financial services. Mr. Durbin is also on the Board of Directors of the Salvation Army of Central Ohio. Mr. Durbin holds a B.S.B.A. summa cum laude from Ohio University and an M.B.A. from Fisher College of Business at The Ohio State University.

Bridgette Roman became our Senior Vice President and Secretary in January 2011 and became an Executive Vice President effective April 28, 2014. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is on the Executive Board of Pilot Dogs Inc., and previously served on the Board of Directors of Children’s Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

H. Eugene Lockhart became a director in May 2006, and became Lead Director effective May 14, 2014. Beginning in 2005, Mr. Lockhart served as Chairman of Diamond Castle’s Financial Institutions Investment practice until April 2011. Before joining Diamond Castle in 2005 as Chairman of its Financial Institutions Investment practice, Mr. Lockhart became Venture Partner for Oak

Investment Partners, a venture capital firm. Mr. Lockhart has worked in a senior executive role at several organizations, including from 1993 to 1997 as President and Chief Executive Officer of MasterCard International, as Chief Executive Officer of Midland Bank plc (from 1986 to 1993), as President of the Global Retail Bank of Bank of America (from 1997 to 1999) and as President of Consumer Services at AT&T. Mr. Lockhart is the former Chairman of NetSpend Corporation and Argus Information and Advisory Services LLC. He is also a director of Vesta Corporation, and RadioShack Corp. Mr. Lockhart is a former Director of RJR Nabisco Holdings, First Republic Bank, LendingTree, Inc., Asset Acceptance Corp., and IMS Health Inc. Mr. Lockhart holds a B.S. from the University of Virginia and an M.B.A. from The Darden School at the University of Virginia

Andrew Rush became a director in May 2006. Mr. Rush has many years of experience as a private equity investor. Mr. Rush is a co-founder and Senior Managing Director at Diamond Castle, a position he has held since 2004. Before serving as a Senior Managing Director at Diamond Castle, Mr. Rush was a Managing Director for DLJ Merchant Banking Partners, which he joined in 1989. Mr. Rush is a Director of Bonten Media Group, NES Rentals Holdings, Inc., KDC Solar LLC, and Suture Express, Inc., and a former Director of Alterra Capital Holdings, Ltd., AXIS Capital Holdings Limited, Nextel Partners, Inc., neuf telecom S.A. and several other companies. Mr. Rush holds a B.A., magna cum laude, from Wesleyan University, a J.D., cum laude, from the University of Pennsylvania and an M.B.A. with distinction from The Wharton School of the University of Pennsylvania.

Lee A. Wright became a director in May 2006.  Mr. Wright was previously a Senior Managing Director at Diamond Castle from 2005 to July of 2012. From 2000 to 2005, Mr. Wright was a Director at DLJ Merchant Banking Partners, a private equity firm. Mr. Wright previously worked at CSFB Private Equity (1996 to 2000) as a Vice President and Associate and was an analyst in CSFB’s Investment Banking division (1994 to 1996). Mr. Wright currently is CEO and a Director of Professional Directional Enterprises, Inc. (since 2010) and a former Director of U.S. Express Leasing, Inc.  Frontier Drilling ASA and Adhesion Holdings Inc., where he served as a Director between 2008 and 2011, when it merged with Multi-Color Corporation.  Mr. Wright continued to serve on Multi-Color’s board until April of 2012.  Mr. Wright holds a B.S., magna cum laude, from Washington & Lee University.

Michael Langer became a director in May 2006. Mr. Langer is also the Managing Director of Diamond Castle, which he joined in 2005. Prior to joining Diamond Castle, Mr. Langer worked at DLJ Merchant Banking Partners and, prior to that, was an Associate at Leonard Green & Partners and an Analyst in the Investment Banking division at Deutsche Bank from 1998 to 2000. Since 2007, Mr. Langer is also a Director of Suture Express, Inc., and a former Director of Managed Health Care Associates, Inc.  Mr. Langer holds a B.S., magna cum laude from Boston College, where he graduated Beta Gamma Sigma, and an M.B.A. with Honors from The Wharton School of the University of Pennsylvania.

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

Eugene R. Schutt became a director in February 2012. Since 2009, Mr. Schutt has served the University of Virginia as President of the College Foundation and as Associate Dean of Development in the College and Graduate School of Arts & Sciences. Prior to joining the University of Virginia, Mr. Schutt had more than 30 years of business experience in financial services, most recently as Chairman, President and Chief Executive Officer of Citicorp Trust Bank, a Citigroup company. From 1992 until 1999, he was president of Avco Financial Services Inc., a branch-based multi-national consumer finance enterprise and from 1984 until 1991, he was president of Pratt Industries Inc. He began his career with the Philadelphia National Bank and spent nearly a decade managing two Asia/Pacific subsidiaries. Mr. Schutt is a 24-year member of the Young Presidents and World Presidents’ Organization and has served on the boards of the American Financial Services Association and the Financial Services Roundtable’s Housing Policy Council. He holds a B.A. in Economics from the University of Virginia.

Jennifer Adams Baldock has served as a Director since April of 2013.  Ms. Baldock previously served as a Director of Asset Acceptance Corp and is a consultant to Roselon Industries, Inc.  In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions. While at World Color Press, Ms. Adams oversaw the legal, human resources, environmental, information technology and investor relations functions, numerous acquisitions and debt transactions and the company’s initial public offering.

Mark Witkowski has served as a Director since December of 2012. Mr. Witkowski is also a Vice President at Diamond Castle, which he joined in 2009. Prior to joining Diamond Castle, Mr. Witkowski worked as an analyst in the Mergers & Acquisitions Group at J.P. Morgan. Mr. Witkowski holds a B.S., cum laude, from The Ohio State University.

Retirement of Officer

On June 20, 2014, Chad M. Streff, Senior Vice President, Chief Compliance Officer, and Chief Information Officer, of Community Choice Financial Inc. (the “Company”) announced his retirement effective June 30, 2014.  Mr. Streff’s retirement comes after more than twelve years of very distinguished service to the Company during which time he served in a broad variety of roles.

In order to ensure a seamless transition and a continued business relationship, on June 20, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Streff. The Consulting Agreement provided for an hourly rate of compensation of $395 for various services that Mr. Streff provided to the Company, and is subject to certain termination rights.  The Consulting Agreement contained covenants providing for continued assistance with respect to certain matters, the continued applicability of Mr. Streff’s confidentiality, non-competition and non-solicitation obligations, and certain indemnification obligations.  The Consulting Agreement further provided for certain discretionary future equity awards to Mr. Streff and reimbursement for certain expenses.  Mr. Streff’s unvested incentive and equity awards continue to be governed by the terms and conditions of the applicable plans and award agreements, amended to permit exercise and vesting of such awards so long as Mr. Streff remains a consultant.  Mr. Streff also received his accrued vacation and vested amounts payable under applicable benefit plans in accordance with the terms of such plans and applicable law.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  A copy of our code of ethics may be obtained without charge by contacting the company in writing at the address set forth on the cover page of this Annual Report on Form 10-K.

Director Independence

Our Board of Directors has determined that each of Mr. Lockhart, Mr. Wright, Mr. Schutt and Ms. Baldock is an independent director within the meaning of the applicable rules of the SEC.

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit & Compliance Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2014.

Audit Committee	Compensation Committee	Nominating & Governance Committee
Eugene Lockhart	Eugene Lockhart	Eugene Lockhart
Lee Wright	Lee Wright	Eugene Schutt
Eugene Schutt	Andrew Rush	William Saunders

Audit and Compliance Committee

Our Audit Committee consists of Messrs. Lockhart, Schutt and Wright. Mr. Schutt serves as Chairman. The Audit and Compliance Committee, among other things, oversees our compliance functions, accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes.

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

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2014. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2014, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below.

As more fully described below, the Compensation Committee currently makes, and is expected to continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2014 Summary Compensation Table below, which officers we refer to as the named executive officers:

•                  William E. Saunders, Jr.—Chief Executive Officer;

•                  Kyle F. Hanson—President;

•                  Chad M. Streff — Retired Senior Vice President, Chief Compliance Officer and Chief Technology Officer;

•                  Michael Durbin—Executive Vice President, Chief Financial Officer and Treasurer; and

•                  Bridgette C. Roman—Executive Vice President, General Counsel and Secretary

All compensation paid to CCFI’s executive officers in 2014 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

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

On April 28, 2014, the Compensation Committee approved a new retention plan, which we refer to as the Retention Plan. The Retention Plan awards replaced those previously granted under a long-term incentive cash program (or LTIP) that we implemented in 2013. This new Retention Plan provides award recipients the opportunity to earn a cash incentive award over a multi-year period of at least three years.  Grantees under the Retention Plan are entitled to payment of a cash incentive in substantially equal quarterly installments in each of the three years following the grant as long as (1) the grantee remains continuously employed by the Company until the payment date and (2) no default or event of default is existing or created under the Company’s bond indenture or credit agreement or other debt obligations when and if the bonus is paid. Should a default or an event of default be existing or created by the payment of the bonus, then the bonus will be paid at such time as there is no such default or event of default and the Company may make the payment without creating a default or an event of default subject to the named executive officer remaining employed until that date.  As a result of adopting the Retention Plan, outstanding awards under the previously adopted LTIP were cancelled.

In 2014 the Compensation Committee followed the same process described above and used the same inputs in considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation (1)
Mr. Saunders	16	84
Mr. Durbin	33	67
Mr. Hanson	29	71
Ms. Roman	46	54
Mr. Streff (retired)	100	0

(1)         This column includes both the named executive officers’ bonuses for 2014 under the 2012 Program and their Retention Plan payments received for 2014.

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2014, we did not specifically benchmark our compensation levels against a defined peer group.  However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•                  Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $188 million to $1.3 billion) and market capitalization (ranging from $65 million to $1.6 billion). To provide context, our 2014 revenue was $518.3 million;

•                  Informal reviews of comparably sized public and private companies (measured generally by the revenue and market capitalization ranges described above);

•                  Informal reviews of salaries posted on executive search websites.

We utilize this data not to base, justify or establish particular compensation levels, but rather to assess the overall competitiveness of our compensation packages. Our goal is to ensure that our executives are compensated at levels that are generally commensurate to what they could achieve at similarly situated companies in our industry and in comparable executive positions in other industries. For each named executive officer, we consider this general understanding in concert with the following more important factors:

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

Our named executive officer compensation program emphasizes pay for performance, which to us means paying performance-based compensation to reward the achievement of strategic goals that enhance shareholder value.  In 2014, the Compensation Committee utilized performance-based annual cash incentive bonuses under the 2012 Program to help retain our named executive officers during a demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured based on achievement of individual executive performance goals. The individual performance measures were established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

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

We provide a total compensation program that we believe is perceived by both our executives and our shareholders as fair and equitable. In addition to using market pay information to develop a general understanding of current compensation practices and considering individual circumstances related to each executive, we also generally consider the pay of each named executive officer relative to each other named executive officer and relative to other members of our management team. We have designed the total compensation programs for our named executive officers to be consistent with those for our executive management team as a whole.

Analysis of 2014 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for Messrs. Saunders, Hanson, Streff and Ms. Roman on January 1, 2012. When Mr. Durbin’s employment agreement terminated on December 31, 2013, his compensation arrangement became governed by the 2012 Program. The 2012 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

Under the 2012 Program, each named executive officer is also entitled to business and professional expense reimbursement and perquisites offered by us, which may include eligibility under our aircraft policy, personal training expenses, health savings account payments, and an automobile allowance as determined by the Compensation Committee. The named executive officers also participate under the 2012 Program in our benefit plans, including our 401(k) plan, and Mr. Hanson receives payment for certain life insurance premiums. The 2012 Program also sets forth the procedure by which an officer may be terminated, and provides for certain payments and benefits upon termination described below.

For the fiscal year ended December 31, 2014, the total compensation opportunity for our named executive officers was comprised of the following components:

•                  base salary;

•                  performance-based annual cash incentive bonuses;

•                  equity awards in the form of stock options;

•                  Retention Plan payments; and

•                  retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2014 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2014 base salaries of the named executive officers were set in light of our expectations of them, their contributions to us, their job responsibilities, their historical individual contributions to the company, their individual performance during the prior year and their goals and objectives for the subsequent year.

The Company does not enter into employment agreements (the terms of employment of our named executive officers are generally governed by the 2012 Program.)

To determine the 2014 base salaries for our named executive officers, the Compensation Committee subjectively considered the job responsibilities and individual contributions during 2013 and those expected in 2014, with particular reference to the following considerations:

•                  Execution of specified company operational objectives during 2014;

•                  overall company financial performance during the prior year;

•                  competitive market pay data (as described above);

•                  salary information provided by Meridian;

•                  the individual performance of each named executive officer during 2013; and

•                  the individual goals and objectives for each named executive officer for 2014.

For 2014, the Compensation Committee established the following base salaries for the named executive officers:

Named Executive Officer	2013 Base Salary	2014 Base Salary	% Increase
Mr. Saunders	$650,000	$1,000,000	54%
Mr. Durbin	$375,000	$400,000	7%
Mr. Hanson	$500,000	$575,000	15%
Ms. Roman	$300,000	$400,000	33%
Mr. Streff (retired)	$375,000	n/a	n/a

Annual Cash Incentive Bonuses

The 2012 Program provided that each named executive officer is eligible to participate in a performance-based annual incentive bonus at the following percentage of his or her respective base salary: Mr. Saunders, 125%; Mr. Durbin, 60%; Mr. Hanson, 100%; and Ms. Roman, 60% (Mr. Streff did not participate in this program for 2014). Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2014. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2014:

Named Executive Officer	2014 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders	Leadership in new product development
Strategic relationship achievements
Public relations achievements
Growth achievements
Drive the company to meet its 2014 financial budget

Mr. Durbin	Finance and accounting achievements
Leadership and management achievements
Timely and accurate filing of all SEC required reports
Collections achievements
External relations achievements

Mr. Hanson	Department and employee oversight achievements
Growth and integration achievements
New product achievements
Leadership in legacy markets
Compliance achievements
Drive the company to meet its 2014 financial budget

Ms. Roman	Legal, compliance and corporate governance achievements
Community relations achievements
Political Action Committee achievements
Personnel management achievements
Executive compensation management achievements

Mr. Streff (retired)	Did not participate

Under our 2012 Program, as supplemented by Meridian’s 2013 recommendations, each of the named executive officers was assigned the following target annual cash incentive bonus opportunity:

Named Executive Officer	2014 Annual Cash Bonus Target	2014 Annual Cash Bonus Paid
Mr. Saunders	$1,250,000	$1,250,000
Mr. Durbin	240,000	240,000
Mr. Hanson	575,000	575,000
Ms. Roman	240,000	240,000
Mr. Streff (retired)	n/a	n/a

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2014, the Compensation Committee determined that the annual cash incentive bonuses had been earned at the full target level for each named executive officer. In making these determinations, the Compensation Committee decided that each named executive officer had achieved substantially all of his or her milestones for 2014.  The Compensation Committee approved the final annual cash bonus payouts in December 2014.

The annual cash bonuses paid to the named executive officers for 2014 are included in the 2014 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the annual cash incentive bonuses actually paid to the named executive officers for 2014 achieved our executive compensation objectives, compare favorably to the cash bonuses paid by other financial services companies and were consistent with our emphasis on pay for performance.

Long-Term Cash Incentive Program

In May 2013, the Compensation Committee adopted the Long-Term Cash Incentive Program, which we refer to as our LTIP, to provide eligible employees, including the named executive officers, the opportunity to earn a cash incentive award over a multi-year period of at least three years. As mentioned above, the LTIP program was discontinued and replaced by the 2014 Retention Plan, and no payouts were earned or paid under the LTIP for 2014.

Retention Plan

On April 28, 2014, the Compensation Committee approved a new retention plan, which we refer to as the Retention Plan.  The Retention Plan awards replaced those previously granted under the LTIP. This new Retention Plan provides award recipients the opportunity to earn a cash incentive award over a multi-year period of at least three years.  Grantees under the Retention Plan are entitled to quarterly payments totaling 38%, 33%, and 29%, respectively, of the aggregate award opportunity in years one, two, and three following the grant as long as (1) the grantee remains continuously employed by the Company until the payment date and (2) no default or event of default is existing or created under the Company’s bond indenture or credit agreement or other debt obligations when and if the bonus is paid. Should a default or an event of default be existing or created by the payment of the bonus, then the bonus will be paid at such time as there is no such default or event of default and the Company may make the payment without creating a default or an event of default subject to the named executive officer remaining employed until that date.  As a result of adopting the Retention Plan, outstanding awards under the LTIP were cancelled and each LTIP grantee released the Company for any claims under the LTIP.

The Compensation Committee also approved Retention Plan awards to Messrs. Saunders, Hanson, and Durbin and Ms. Roman.  These awards are subject to a three-year incentive period and provide the following aggregate incentive award opportunities: Mr. Saunders, $6,480,047; Mr. Hanson, $2,047,500; Mr. Durbin, $1,200,000; and Ms. Roman, $500,000, (Mr. Streff did not participate in this program in 2014).  The awards are generally subject to the terms of the new Retention Plan.

Named Executive Officer	2014 Retention Plan Award Earned	2014 Retention Plan Award Paid
Mr. Saunders	$2,468,589	$2,468,589
Mr. Durbin	457,143	457,143
Mr. Hanson	780,000	780,000
Ms. Roman	190,476	190,476
Mr. Streff (retired)	n/a	n/a

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation has historically been in the form of either stock options to acquire our common shares or stock appreciation rights. During early 2013, however, the Compensation Committee and management decided that, given our stage of development, stock options and restricted stock units would be the appropriate vehicles through which to provide long-term incentive compensation to the named executive officers going forward. Other types of long-term equity incentive awards may be considered in the future if a market for our common shares develops and our business strategy evolves.

Long-term equity incentive awards have been periodically awarded to executives, including the named executive officers, as part of their total compensation package.  These awards were historically made under our 2006 Management Equity Incentive Plan (or 2006 Plan), which has been amended and restated as our 2011 Management Equity Incentive Plan, and which we refer to as the 2011 Plan. The determination of the number of stock options or other awards granted to a named executive officer are subjectively determined by the Compensation Committee based on performance relative to the individual’s contribution to the company’s financial and strategic objectives, the individual’s base salary and target bonus amount and the market pay levels for the named executive officer.  Generally, no consideration is given to a named executive officer’s share holdings or previous stock options in determining the number of stock options or other awards to be granted to him or her for a particular year. The Compensation Committee believes that the named executive officers should be fairly compensated each year relative to market pay levels, as described above, and relative to our other executive officers.  Moreover, the Compensation Committee believes that a long-term equity incentive compensation program furthers our emphasis on pay for performance and provides a useful method of aligning the interests of the executives with the interests of our shareholders.

On April 28, 2014, the Compensation Committee approved changing the vesting provision of the stock option award made to Mr. Durbin in 2010, pursuant to the Company’s 2011 Management Equity Incentive Plan as amended, from the liquidity event described in the award to incremental vesting on each of the first three anniversaries of the first date of his employment with the Company, resulting in all of the options under that award having vested as of January 1, 2014.  The vesting commensurate with termination of Mr. Durbin’s employment agreement terminating on December 31, 2013 and his employment becoming subject to the 2012 program.

During 2014, Messrs. Saunders, Durbin, Hanson and Streff vested in restricted stock units covering 9,600, 3,564, 6,692 and 3,564 shares worth $87,360, $32,432, $60,897 and $32,432, respectively. The restricted stock units were settled 50% in shares and 50% in cash.

As of December 31, 2014, 2,941,746 shares of common stock had been authorized and reserved for issuance under the 2011 Plan. As of December 31, 2014, awards covering 2,058,456 shares had been granted under the 2011 Plan and 883,290 shares of common stock were available for further award purposes. There were no options granted to named executive officers during 2014.

Discretionary Bonus

On August 6, 2014, the Compensation Committee approved an additional discretionary bonus for Mr. Saunders to recognize his substantial assistance in avoiding any change in control triggers as a result of the recapitalization activities of certain of the Company’s shareholders. The Committee approved two payments of $1,000,000 each: the first payment was paid to Mr. Saunders by December of 2014, and the second bonus payment must be paid by December of 2015 if he remains employed as of the payment date. Mr. Durbin received a bonus of $100,000 during 2014 based on overall performance.

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

Certain executive perquisites

In 2014, Mr. Saunders received benefits under the Company’s reimbursement program for certain sale of home and relocation expenses.

For 2014, we provided our named executive officers with certain other executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,400 automobile allowance for each of Messrs. Saunders, Hanson, Streff, and Durbin, employer matching contributions to a 401(k) account for each of Messrs. Saunders, Hanson, Durbin, Streff, and Ms. Roman, rollover of accrued vacation value to a health savings account for each of Messrs. Saunders and Hanson, personal use of company-owned or company-leased aircraft for each of Messrs. Saunders and Hanson, personal trainer expenses for each of Messrs. Saunders, Hanson, and Durbin, company-paid life insurance premiums for the benefit of Mr. Hanson, and employer matching contributions to a health savings account for each of Messrs. Saunders, Hanson,  Durbin, and Ms. Roman. For more information about these perquisites and personal benefits, see the “2014 Summary Compensation Table” and its related footnotes below.

In 2011 we adopted a company policy applicable to business and personal use of company-owned, leased or chartered aircraft, which we refer to as company aircraft for purposes of describing this policy. Under this policy, Mr. Saunders’ use of company aircraft is subject to approval by the Lead Director. Use of company aircraft by the other named executive officers is subject to approval by Mr. Saunders and is subject to the terms of the policy. Company aircraft or personal aircraft may be used by the named executive officers (except Mr. Saunders) for commuting if approved by Mr. Saunders and by Mr. Saunders subject to approval by the Lead Director. Under the policy, spousal or significant other travel may be permitted on company aircraft, in which case Mr. Saunders or the board may approve reimbursement of the spouse or significant other’s travel expenses and may approve a tax gross-up for the respective named executive officer with respect to any compensation resulting from such travel.

Severance under the 2012 Program

The 2012 Program also set forth the procedure by which covered officers may be terminated, and provide for certain payments and benefits upon termination described immediately below.

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

•                  Mr. Hanson: one and one-half times his annual base salary payable over a one-and-one-half-year period; and

•                  Messrs. Durbin and Streff, and Ms. Roman: one times his or her base salary payable over a one-year period.

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

“Good reason” generally arises under the 2012 Program upon a reduction in the named executive officer’s base salary, the non-timely payment of the officer’s base salary or annual cash incentive bonus or benefits, the Company’s breach of the 2012 Program’s provisions, or a material reduction in the officer’s duties or responsibilities (subject to certain carve-outs under the 2012 Program), in each case subject to a twenty day cure period.

Termination by us without cause, or resignation by named executive officer for good reason, coupled with a change in control.  Each named executive officer will receive the following enhanced severance payments and continued benefits for the length of the base salary payment period in the event that he or she is terminated without cause or resigns for good reason within 180 days before or two years after a change in control:

•                  Messrs. Saunders and Hanson: three times his annual base salary payable over a three-year period; and

•                  Messrs. Durbin and Streff, and Ms. Roman: two times his or her base salary payable over a two-year period.

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

Termination by us for cause or resignation by named executive officer for other than good reason.  We are not obligated to make any cash payment or provide any continued benefits to our named executive officers if their employment was terminated by us for cause or by the named executive officer without good reason, other than the payment of accrued and unpaid base salary and vacation pay through the termination date.

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Termination upon disability.  In the event of termination due to disability (as defined in the 2012 Program), we are obligated to pay the named executive officer’s accrued and unpaid base salary and vacation pay through the termination date, and benefits, pay the annual cash incentive bonus otherwise earned for the year in which the termination occurred and pay his or her annual base salary and premiums at the employee rate for continued health and welfare benefits until the earlier of (1) six months following termination or (2) the date on which the named executive officer becomes entitled to long-term disability benefits under our applicable plan or program.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Retirement of Officer:  On June 20, 2014, Chad M. Streff, our Senior Vice President, Chief Compliance Officer, and Chief Information Officer, announced his retirement effective June 30, 2014.  Mr. Streff’s retirement came after more than twelve years of very distinguished service to the Company during which time he served in a broad variety of roles.

In order to ensure a seamless transition and a continued business relationship, on June 20, 2014, the Company entered into the Consulting Agreement with Mr. Streff. The Consulting Agreement provided for an hourly rate of compensation of $395 for various services that Mr. Streff provided to the Company, and is subject to certain termination rights.  The Consulting Agreement contained covenants providing for continued assistance with respect to certain matters, the continued applicability of Mr. Streff’s confidentiality, non-competition and non-solicitation obligations, and certain indemnification obligations.  The Consulting Agreement further provided for certain discretionary future equity awards to Mr. Streff and reimbursement for certain expenses.  Mr. Streff’s unvested incentive and equity awards continue to be governed by the terms and conditions of the applicable plans and award agreements, amended to permit exercise and vesting of such awards so long as Mr. Streff remains a consultant.  Mr. Streff also received his accrued vacation and vested amounts payable under applicable benefit plans in accordance with the terms of such plans and applicable law.

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

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. The Compensation Committee generally considers the deductibility of compensation when making its compensation decisions.  Although the Compensation Committee may take action to limit the impact of Section 162(m) of the Code, the Compensation Committee also believes that the tax deduction is only one of several relevant considerations in setting compensation.  Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in some or all cases is not deductible for federal income tax purposes.

Compensation-Related Risk Analysis

During the fourth quarter of 2013, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the Company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the company. We did not find that any of our compensation policies and practices for our employees creates any risks that are reasonably likely to have a material adverse effect on the Company. The results of the review were reviewed and independently considered by the Compensation Committee. There were no material changes to the compensation policies and practices during 2014.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2012,  2013, and 2014 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO,  our two other most-highly compensated executive officers still serving in such capacities on December 31, 2014 and Mr. Streff, who retired from the Company effective June 30, 2014 but would have otherwise been one of our other most-highly compensated executive officers during 2014.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
William E. Saunders, Jr.,	2014	954,735	3,468,589	—	—	1,250,000	—	161,649	5,834,973
Chief Executive Officer	2013	674,622	—	—	310,811	1,401,874	—	100,130	2,487,437
Chairman of the Board	2012	674,622	50,000	194,520	573,479	650,000	—	76,978	2,219,599

Michael Durbin,	2014	410,890	557,143	—	—	240,000	—	23,565	1,231,598
Executive Vice President	2013	379,261	—	—	13,324	474,999	—	22,240	889,824
Chief Financial Officer and Treasurer	2012	381,658	—	72,216	212,015	225,000	—	22,240	913,129

Kyle Hanson	2014	585,795	780,000	—	—	575,000	—	103,150	2,043,945
President	2013	518,939	—	—	391,268	779,122	—	101,480	1,790,809
	2012	467,046	—	135,597	399,075	275,000	—	104,531	1,381,249

Bridgette Roman	2014	370,833	190,476	—	—	240,000	—	11,030	812,339
Executive Vice President	2013	300,000	—	—	471,729	258,381	—	10,870	1,040,980
General Counsel and Secretary	2012	275,417	—	—	232,631	150,000	—	10,362	668,410

Chad Streff	2014	201,420	—	—	—	—	—	45,302	246,722
Retired Senior Vice President	2013	275,000	—	—	13,424	483,678	—	25,030	797,132
Chief Compliance Officer and Chief Technology Officer	2012	384,689	—	72,216	212,015	225,000	—	33,047	926,967

(1)                                    The amounts reported in this column for 2014 represent the total of salaries paid to each named executive officer and an additional $56,818, $18,182, and $32,670 paid in lieu of accrued vacation to Messrs. Saunders, Durbin and Hanson, respectively. The base salary levels for Messrs. Saunders, Durbin, Hanson, and Ms. Roman were increased effective April 2014, resulting in a variance in the base salary included in this column and those base salaries disclosed in the discussion above.

(2)                                    The amounts reported in this column for 2014 represent the total of the discretionary bonus for Messrs. Saunders and Durbin, and the Retention Plan awards paid to our named executive officers in 2014. For more information about the 2014 Retention Plan awards payments, see “Compensation Discussion and Analysis — Analysis of 2014 Compensation Decisions and Actions — Retention Plan” above.  The $1,000,000 discretionary bonus for Mr. Saunders is to recognize his substantial assistance in avoidance of any change in control triggers as a result of certain recapitalization activities of certain of the Company’s shareholders. The $100,000 discretionary bonus for Mr. Durbin was based on overall performance.

(3)                                    The amounts reported in this column for 2014 represent the annual cash incentive bonuses paid to our named executive officers in 2014.  For more information about the 2014 annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2014 Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(4)                                    The amounts reported in this column include: (A) for Mr. Saunders, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, personal trainer expenses, $92,597 of reimbursed relocation expenses, $29,652 of personal aircraft usage in 2014, and expenses related to his membership in the Young Presidents Organization in 2014; (B) for Mr. Hanson, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, personal trainer expenses, and $70,000 of company-paid life insurance premium expenses in 2014; (C) for Mr. Streff, an automobile allowance and an employer matching contribution to the 401(k) Plan; (D) for Mr. Durbin, an automobile allowance, an employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and personal trainer expenses., and (E) for Ms. Roman, an employer matching contribution to the 401(k) Plan, and an employer matching contribution to a health savings account. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote.

2014 Grants of Plan-Based Awards Table

	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)(1)	Maximum ($)
Mr. Saunders	—	1,250,000	—

Mr. Durbin	—	240,000	—

Mr. Hanson	—	575,000	—

Ms. Roman	—	240,000	—

Mr. Streff (retired)	—	—	—

(1)         These amounts are the target annual cash incentive bonus opportunities established for 2014 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2014 are included in the “Non-Equity Incentive Plan Compensation” column of the 2014 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2014 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

Employment Agreements

Other than for Mr. Durbin, the employment agreements with our named executive officers each expired on December 31, 2011, and were replaced by the 2012 Program, which was designed to establish the terms and conditions for our named executive officers’ compensatory arrangements with us (including severance and indemnification arrangements) without the need for individual bilateral employment agreements. Mr. Durbin’s employment agreement terminated on December 31, 2013.

Equity Compensation

On April 28, 2014, the Compensation Committee approved changing the vesting provision of the stock option award made to Mr. Durbin in 2013, pursuant to the Company’s 2011 Management Equity Incentive Plan as amended, from the liquidity event described in the award to incremental vesting on each of the first three anniversaries of the first date of his employment with the Company, resulting in all of the options under that award having vested as of January 1, 2014.  The vesting commensurate with termination of Mr. Durbin’s employment agreement terminating on December 31, 2013 and his employment becoming subject to the 2012 program.

During 2014, Messrs. Saunders, Durbin, Hanson and Streff vested in restricted stock units covering 9,600, 3,564, 6,692 and 3,564 shares worth $87,360, $32,432, $60,897 and $32,432, respectively. The restricted stock units were settled 50% in shares and 50% in cash.

Outstanding Equity Awards at 2014 Fiscal Year-End Table

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mr. Saunders	12/31/2008	175,008	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	175,008	6.00	12/31/2018	—	—
	2/13/2012	57,636	28,818	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	4,800	20,400
	5/20/2013	25,000	50,000	—	8.40	5/20/2023	—	—

Mr. Durbin	12/31/2010	252,600	—	—	8.27	4/30/2016	—	—
	2/13/2012	21,308	10,654	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	1,782	7,574

Mr. Hanson	5/9/2006	49,207	—	32,765	8.40	5/9/2016	—	—
	6/4/2007	12,290	—	8,194	8.40	6/4/2017	—	—
	12/31/2008	75,000	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	75,000	6.00	12/31/2018	—	—
	2/13/2012	40,108	20,054	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	3,346	14,221
	5/20/2013	33,333	66,667	—	8.40	5/20/2023	—	—

Ms. Roman	12/31/2008	—	—	12,000	6.00	12/31/2018	—	—
	2/13/2012	23,380	11,690	—	8.40	2/13/2022	—	—
	5/20/2013	41,667	83,333	—	8.40	5/20/2023	—	—

Mr. Streff (retired)	5/9/2006	136,602	—	27,342	8.40	5/9/2016	—	—
	12/31/2008	64,500	—	—	6.00	12/31/2018	—	—
	12/31/2008	—	—	64,500	6.00	12/31/2018	—	—
	2/13/2012	21,308	10,654	—	8.40	2/13/2022	—	—
	2/13/2012	—	—	—	—	—	1,782	7,574

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

(3)                                     These RSUs will be settled in shares and generally vest ratably in equal one-third increments over the first three years following the grant date if the officer remains continuously employed by us or one of our subsidiaries through that date, or earlier in the event of a change in control or an initial public offering.

2014 Option Exercises and Stock Vested Table

None of our named executive officers exercised any stock options during 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William E. Saunders	—	—	9,600	87,360
Michael J. Durbin	—	—	3,564	32,432
Kyle F. Hanson	—	—	6,692	60,897
Bridgette C. Roman	—	—	—	—
Chad M. Streff (retired)	—	—	3,564	32,432

2014 Pension Benefits and 2014 Nonqualified Deferred Compensation

We do not maintain any defined benefit plans, other plans with specified retirement benefits or nonqualified deferred compensation plans in which our named executive officers participate.

2014 Potential Payments Upon Termination or Change in Control

During 2014, we were a party to certain arrangements effective for 2014 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the Company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer (other than Mr. Streff) at December 31, 2014 under the 2012 Program, as applicable.

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

•                  Mr. Hanson: one and one-half times his annual base salary payable over a one-and-one-half-year period; and

•                  Mr. Durbin and Ms. Roman: one times his or her base salary payable over a one-year period.

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

“Good reason” generally arises under the 2012 Program upon a reduction in the named executive officer’s base salary, the non-timely payment of the officer’s base salary or annual cash incentive bonus or benefits, the Company’s breach of the 2012 Program’s provisions, or a material reduction in the officer’s duties or responsibilities (subject to certain carve-outs under the 2012 program), in each case subject to a 20-day cure period.

Termination by us without cause, or resignation by named executive officer for good reason, coupled with a change in control.  Each named executive officer will receive the following enhanced severance payments and continued benefits, under the 2012 program for the length of the base salary payment period in the event that he or she is terminated without cause or resigns for good reason within 180 days before or two years after a change in control:

•                  Messrs. Saunders and Hanson: three times his annual base salary payable over a three-year period; and

•                  Mr. Durbin and Ms. Roman: two times his or her base salary payable over a two-year period.

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

Termination by us for cause or resignation by named executive officer for other than good reason.  We are not obligated to make any cash payment or provide any continued benefits to our named executive officers if their employment was terminated by us for cause or by the named executive officer without good reason, other than the payment of accrued and unpaid base salary and vacation pay through the termination date.

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

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

Tabular disclosure. Based on a hypothetical termination and/or change in control occurring on December 31, 2014, the following table describes the potential payments and benefits our named executive officers (other than Mr. Streff) would have received upon such termination or change in control on December 31, 2014.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

Name	Benefits and Payments	Involuntary Termination Without Cause/ Resignation for Good Reason ($)(1)		Involuntary Termination for Cause/ Resignation Without Good Reason ($)(1)	Termination Due to Death ($)(1)	Termination Due to Disability ($)(2)	Additional Payment Upon Change in Control ($)(3)
William E. Saunders
	Salary Continuation	2,000,000		—	—	500,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	19,330	(4)	—	9,665	4,833	—
	Equity Vesting	—		—	—	—	—
Total		2,019,330		—	9,665	504,833	—

Michael J. Durbin
	Salary Continuation	400,000		—	—	200,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	19,330	(4)	—	9,665	4,833	—
	Equity Vesting	—		—	—	—	—
Total		419,330		—	9,665	204,833	—

Kyle F. Hanson
	Salary Continuation	862,500		—	—	287,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	19,330	(4)	—	9,665	4,833	—
	Equity Vesting	—		—	—	—	—
Total		881,830		—	9,665	292,333	—

Bridgette C. Roman
	Salary Continuation	400,000		—	—	200,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	14,182	(4)	—	7,091	3,546	—
	Equity Vesting	—		—	—	—	—
Total		414,182		—	7,091	203,546	—

(1)         Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2014, have been paid as of December 31, 2014, and that all annual cash incentive bonuses for 2014 have been earned and paid for 2014 as of December 31, 2014.

(2)         Assumes that continued health and welfare benefits are provided for six months.

(3)         The values reported as equity vesting in this column represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2014 Fiscal Year-End Table” upon a change in control occurring on December 31, 2014. There is no value as the assumed value for our common shares on December 31, 2014 of $4.25 per share (based on a recent valuation) is less than the exercise price for his or her unvested equity awards.

(4)         Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Retirement of Officer:  On June 20, 2014, Chad M. Streff, our Senior Vice President, Chief Compliance Officer, and Chief Information Officer, announced his retirement effective June 30, 2014.  Mr. Streff’s retirement came after more than twelve years of very distinguished service to the Company during which time he served in a broad variety of roles.

In order to ensure a seamless transition and a continued business relationship, on June 20, 2014, the Company entered into the Consulting Agreement with Mr. Streff. The Consulting Agreement provided for an hourly rate of compensation of $395 for various services that Mr. Streff provided to the Company, and is subject to certain termination rights.  The Consulting Agreement contained covenants providing for continued assistance with respect to certain matters, the continued applicability of Mr. Streff’s confidentiality, non-competition and non-solicitation obligations, and certain indemnification obligations. The Consulting Agreement further provided for certain discretionary future equity awards to Mr. Streff and reimbursement for certain expenses.  Mr. Streff’s unvested incentive and equity awards continue to be governed by the terms and conditions of the applicable plans and award agreements, amended to permit exercise and vesting of such awards so long as Mr. Streff remains a consultant.  Mr. Streff also received his accrued vacation and vested amounts payable under applicable benefit plans in accordance with the terms of such plans and applicable law.

Director Compensation

During 2014, Eugene Lockhart, Lee Wright, Michael Langer, Felix Lo, Andrew Rush, Eugene Schutt, Jennifer Adams Baldock, and Mark Witkowski served as our directors. In 2014, we had three directors not employed by us or our majority shareholders whom we refer to as “non-employee directors,” These non-employee directors are Mr. Schutt, Ms. Adams Baldock, and Mr. Wright. Each non-employee director received an annual director fee of $70,000.  Mr. Schutt, Mr. Wright, and Ms. Baldock were also reimbursed for expenses of $6,047, $1,355 and $6,047, respectively, in attending board or committee meetings. Under the 2012 Director Deferred Compensation Program, each non-employee director had the option to defer fifty percent of his or her 2014 compensation.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)
H. Eugene Lockhart	—
Lee Wright	70,000
Michael Langer	—
Felix Lo	—
Andrew Rush	—
Mark Witkowski	—
Jennifer Adams Baldock	70,000
Eugene Schutt	70,000

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2015 regarding the beneficial ownership of our outstanding common equity, by:

•                  each person or entity known by us to beneficially own more than 5% of our outstanding common shares;

•                  each of our directors and named executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 17, 2015 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016.

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

*                 Represents less than 1%

(1)                                 Includes (a) 4,791,890 common shares held by Diamond Castle Partners 2014 L.P., or DCP 2014, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.), and (b) 14,110 common shares held by DCP 2014 Deal Leaders Fund, L.P., or DCP 2014 DLF, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.). The manner in which the investments of DCP 2014 and DCP 2014 DLF are held, and any decisions concerning their ultimate disposition, are subject to the control of an investment committee consisting of certain partners of Diamond Castle: Ari Benacerraf, Michael Ranger, and Andrew Rush. The investment committee is appointed by DCP IV GP, L.P. The investment committee has voting and investment power with respect to the common shares owned by DCP 2014 and DCP 2014 DLF. The address of DCP 2014, and DCP 2014 DLF is 280 Park Avenue, Floor 25E, New York, New York 10017.

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

(5)                                 Includes 311,462 shares issuable upon exercise of options, and 9,600 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 17, 2015.

(6)                                 Includes 263,636 shares issuable upon exercise of options, and 6,692 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 17, 2015.

(7)                                 Includes 31,962 shares issuable upon exercise of options, and204,666 shares issuable upon the vesting of restricted stock units or stock appreciation right, and 24,000 shares held in trust, and accordingly, deemed to be beneficially owned by him.

(8)                                 Includes 284,562 shares issuable upon exercise of options, and 3,564 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 17, 2015.

(9)                                 Includes 118,403 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 17, 2015.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our Company, any sale or recapitalization or restructuring of equity or debt securities by our Company and any other similar transaction. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our Company falls below a certain specified percentage. For the years ended December 31, 2014, 2013, and 2012, we paid Diamond Castle fees of $1.0 million, $1.0 million and $1.1 million, respectively, and paid Golden Gate fees of $0.3 million, $0.3 million and $0.3 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

Corporate Office and Certain Branches

The property at which our corporate office is located was owned and operated by affiliates of Mr. Frauenberg, Mr. Streff and Michael Lenhart, an affiliate of certain of our shareholders. The corporate office was sold to a non-related related party on July 29, 2012. Certain properties where our branches are located are owned and operated by affiliates of Mr. Frauenberg and Mr. Lenhart. Rent paid to these related parties was $1.1 million, $1.1 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Aircraft

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note for the acquisition of a share of an airplane. The term note has a maturity of five years, bears interest at 4.25% per annum, and had an outstanding balance of $1.0 million as of December 31, 2014.

Non-guarantor Subsidiaries

We have $17.2 million in indebtedness evidenced by notes issued to the sellers of the Florida Acquisition and these notes had a balance outstanding of $12.4 million as of December 31, 2014. Some of which are stockholders of the Company as a result of such transaction. The notes are held by a subsidiary of ours that is classified as unrestricted under our senior secured notes, which we refer to as a non-guarantor subsidiary. This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary. The sellers of the Florida acquisition are a holder of two notes both bearing interest at a stated rate of 10%. Cash paid to the sellers during 2014 for principal and interest totalled $1.7 million.

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries raised funding through an $8.1 million note payable and $35.0 million installment loan to acquire the loans.

ITEM 14.                  PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey LLP (“McGladrey”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2014. Fees and expenses for services rendered by McGladrey in 2014 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm. Baker Tilly, as approved by the Audit Committee, served as the accounting firm for the audit of our financial statements for our United Kingdom operations for the year ended December 31, 2014.

Fee Category	2014	2013
Audit Fees (1)	$940	$875
Tax Fees (2)	330	292
Foreign Audit Fees (3)	45	—
Total	$1,315	$1,167

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

(3)             Consists of fees and expenses paid to Baker Tilly for professional services rendered for the audit of our financial statements for our operations in the United Kingdom.

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

10.18

Software License Agreement and Software Support and Maintenance Agreement, dated as of June 26, 2013, by and between eCash Software Systems, Inc. and Community Choice Financial Inc.  (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 14, 2013)**

10.19

Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and Kyle Hanson (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

10.20

Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and William E. Saunders(incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013) *

10.21

Option Grant Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 9, 2013 between Community Choice Financial Inc. and Bridgette Roman (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

10.22	2013 Long Term Incentive Cash Program (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

21.1	Subsidiaries of Community Choice Financial Inc. Incorporated

24.1	Power of Attorney with respect to Community Choice Financial Inc. (included in the signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101	Interactive Data File

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

2014 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 30, 2015.

COMMUNITY CHOICE FINANCIAL INC.

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Community Choice Financial Inc., an Ohio corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2014, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

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