Form 10-Q
period 2015-03-31
Community Choice Financial Inc.
filed 2015-05-13
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

        There is no market for the registrant's equity. As of March 31, 2015, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2015

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$145,488	$77,734
Restricted cash	5,967	3,877
Finance receivables, net of allowance for loan losses of $19,556 and $22,775	120,505	140,418
Short-term investments, certificates of deposit	1,115	1,115
Card related pre-funding and receivables	2,167	2,606
Other current assets	22,929	25,840
Deferred tax asset, net	12,770	12,770

Total current assets	310,941	264,360
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $6,202 and $7,588	15,967	19,251
Property, leasehold improvements and equipment, net	43,475	39,635
Goodwill	222,233	222,565
Other intangible assets	3,088	3,545
Security deposits	2,658	2,653
Deferred tax asset, net	12,455	17,052
Deferred debt issuance costs	9,536	9,328

Total assets	$620,353	$578,389

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$1,158	$1,166
Current portion of related party Florida seller notes	2,795	2,786
Current portion of subsidiary notes payable	210	383
Deferred revenue	3,043	2,993
Accrued interest	19,673	8,189
Money orders payable	13,667	9,090
Accounts payable and accrued liabilities	27,921	36,376

Total current liabilities	68,467	60,983
Noncurrent Liabilities
Lines of credit	26,700	—
Subsidiary notes payable	36,140	33,754
Capital lease obligation	1,948	1,806
Stock repurchase obligation	4,120	4,130
Related party Florida seller notes	8,644	9,346
Senior secured notes	420,000	420,000
Deferred revenue	2,245	2,982

Total liabilities	568,264	533,001

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at March 31, 2015 and December 31, 2014	90	90
Additional paid-in capital	127,987	127,729
Retained deficit	(75,988)	(82,431)

Total stockholders' equity	52,089	45,388

Total liabilities and stockholders' equity	$620,353	$578,389

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Finance receivable fees	$82,619	$83,112
Credit service fees	27,387	6,161
Check cashing fees	17,177	21,737
Card fees	2,292	1,523
Other	6,959	7,369

Total revenues	136,434	119,902

Operating expenses:
Salaries and benefits	20,561	18,052
Provision for loan losses	39,910	30,127
Occupancy	7,577	6,978
Advertising and marketing	4,802	3,456
Depreciation and amortization	2,393	1,954
Other	14,044	12,624

Total operating expenses	89,287	73,191

Operating gross profit	47,147	46,711

Corporate and other expenses
Corporate expenses	20,809	20,763
Depreciation and amortization	1,415	1,464
Interest expense, net	14,208	13,335

Total corporate and other expenses	36,432	35,562

Income from continuing operations, before tax	10,715	11,149
Provision for income taxes	4,272	4,452

Income from continuing operations, net of tax	6,443	6,697
Discontinued operations (net of provision for income taxes of $-0- and $69)	—	173

Net income	6,443	6,870
Net income attributable to non-controlling interests	—	133

Net income attributable to controlling interests	$6,443	$6,737

Amounts attributable to Community Choice Financial shareholders:
Net income from continuing operations, net of tax	$6,443	$6,697
Discontinued operations, net of tax	—	40

Net income attributable to Community Choice Financial shareholders	$6,443	$6,737

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Three months Ended March 31, 2015

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance, December 31, 2014	8,981,536	$90	$127,729	$(82,431)	$45,388
Stock-based compensation expense	—	—	258	—	258
Net income	—	—	—	6,443	6,443

Balance, March 31, 2015	8,981,536	$90	$127,987	$(75,988)	$52,089

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$6,443	$6,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,910	30,127
Loss on deconsolidation of Insight Holdings	—	173
Loss on disposal of assets	16	—
Depreciation	3,215	2,527
Amortization of note discount and deferred debt issuance costs	691	643
Amortization of intangibles	592	1,651
Deferred income taxes	5,163	4,052
Change in fair value of stock repurchase obligation	(10)	(56)
Stock-based compensation	258	377
Changes in assets and liabilities:
Card related pre-funding and receivables	439	5
Restricted cash	(2,090)	(251)
Other assets	2,906	110
Deferred revenue	(687)	(531)
Accrued interest	11,484	11,399
Money orders payable	4,577	(1,700)
Accounts payable and accrued expenses	(8,455)	4,341

Net cash provided by operating activities	64,452	59,564

Cash flows from investing activities
Net receivables originated	(16,582)	(7,247)
Net acquired assets, net of cash	(810)	(1,704)
Internally developed software intangible asset	—	(32)
Purchase of leasehold improvements and equipment	(5,954)	(4,729)

Net cash used in investing activities	(23,346)	(13,712)

Cash flows from financing activities
Proceeds from subsidiary note	2,400	—
Payments on subsidiary note	(187)	—
Payments on related party Florida seller notes	(750)	—
Payments on capital lease obligations	(673)	(86)
Proceeds on lines of credit	26,700	11,664
Payments on mortgage note payable	—	(426)
Proceeds from refinance of mortgage note payable	—	720
Debt issuance costs	(842)	—
Member distribution	—	(345)

Net cash provided by financing activities	26,648	11,527

Net increase in cash and cash equivalents	67,754	57,379
Cash and cash equivalents:
Beginning	77,734	90,311

Ending	$145,488	$147,690

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011, under the laws of the State of Ohio. As of March 31, 2015, the Company owned and operated 543 stores in 15 states, had an internet presence in 24 states, and had a small internet presence in the United Kingdom. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (or "GAAP") for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014 in the Company's Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2015. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2015.

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company previously determined that Insight Holdings Company, LLC ("Insight Holdings") was a Variable Interest Entity ("VIE") of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation and the prior period has been restated on the consolidated statements of income.

        Reclassifications:    Certain amounts reported in the consolidated financial statements for the three months ended March 31, 2014 have been reclassified to conform to classifications presented in the consolidated financial statements for the three months ended March 31, 2015 consolidated financial statements, without affecting the previously reported net income or stockholders' equity. Prior periods have been reclassified in the statement of income to present Insight Holdings as discontinued operations. Additionally, the Company has recognized that the functions performed at the Utah offices of its Direct Financial Solutions ("DFS") subsidiary have been integrated into CCFI's general corporate functions and the DFS office has expanded to serve other corporate office functions. At the same time, the expansion of call centers to assist our customers has grown in both the Company's Dublin, Ohio and Utah offices. Therefore, the Company has reclassified certain expenses to show call center costs as operating expenses and the remaining DFS' costs as corporate expenses, as consistent with its use. Additionally, the Company's credit service organization ("CSO") product offering has expanded and is now disclosed as a separate revenue category ("credit service fees") in the statement of income, and

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

secured loans are included in finance receivables as either a short-term or medium-term consumer loan.

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services. The consolidated VIE was included in retail financial services.

        Revenue recognition:    Transactions include loans, CSO fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Fees and direct costs incurred for the origination of finance receivables are deferred and amortized over the loan period using the interest method. Credit service fees are recognized over the arranged credit service period. Accounts are charged-off between 1 and 91 days past due rather than being placed in nonaccrual status.

        Finance receivables:    Finance receivables consist of short term and medium-term consumer loans.

        Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from permitting fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured consumer loans with a maturity of 90 days or less are included in this category and represent 17.8% and 17.5% of short-term consumer loans at March 31, 2015 and December 31, 2014, respectively.

        Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 14.2% and 15.0% of medium-term consumer loans at March 31, 2015 and December 31, 2014, respectively.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        CCFI disclosed secured consumer loans as a separate category in prior periods. Secured consumer loans typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and may grant a right in collateral and the consumer loan may be secured with a lien on the collateral. All prior year schedules have been reclassified to reflect the current year's classification of secured loans as either short-term or medium-term consumer loans.

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

        For short term unsecured consumer loans, the Company's policy is to charge off loans when they become past due. The Company's policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer's check or draft the customer's bank account for the amount due. If the check or draft is returned as uncollected, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans that are thirty days in duration, the Company's policy requires that balances be charged off when accounts are thirty days past due.

        For medium term unsecured consumer loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are sixty days past due. For medium term consumer loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than ninety-one days past due. The Company's line of credit products are charged-off on the first day past due. For medium term secured consumer loans that have terms ranging from sixty days to one year, the Company's policy dictates that balances be charged off when accounts are sixty days past due. For secured consumer loans that have terms of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than ninety-one days past due.

        In certain markets, the Company may make modifications to medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The loan is restructured only if the Company believes the customer has the ability to pay under the restructured terms for the foreseeable future. When a medium-term consumer loan's contractual terms are modified for economic or other reasons related to the borrower's financial difficulties and a concession is granted that the Company would not otherwise consider, that loan is classified as a troubled debt restructuring.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Discontinued operations:    On May 12, 2014, Insight Holdings was sold to a third party and its consolidated operations have been classified as discontinued operations on the Consolidated Statement of Income for the three months ended March 31, 2014.

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

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at March 31, 2015 and December 31, 2014, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

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

	March 31, 2015
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$145,488	$145,488	1
Restricted cash	5,967	5,967	1
Finance receivables	136,472	136,472	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	213,300	1
12.75% Senior secured notes	25,000	13,500	2
Related party Florida seller notes	11,439	11,439	2
Line of Credit	26,700	26,700	2
Subsidiary Note payable	36,350	36,350	2
Stock repurchase obligation	4,120	4,120	2

	December 31, 2014
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$77,734	$77,734	1
Restricted cash	3,877	3,877	1
Finance receivables	159,669	159,669	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	254,775	1
12.75% Senior secured notes	25,000	16,125	2
Related party Florida seller notes	12,132	12,132	2
Subsidiary Note payable	34,137	34,137	2
Stock repurchase obligation	4,130	4,130	2

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after March 31, 2015) through the issuance date of May 13, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Short-term consumer loans	$76,952	$96,015
Medium-term consumer loans	87,644	97,460

Gross receivables	$164,596	$193,475
Unearned advance fees, net of deferred loan origination costs	(2,366)	(3,443)

Finance receivables before allowance for loan losses	162,230	190,032
Allowance for loan losses	(25,758)	(30,363)

Finance receivables, net	$136,472	$159,669

Finance receivables, net
Current portion	$120,505	$140,418
Non-current portion	15,967	19,251

Total finance receivables, net	$136,472	$159,669

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2015, are as follows:

	Balance 1/1/2015	Provision	Charge-Offs	Recoveries	Balance 3/31/2015	Receivables 3/31/2015	Allowance as a percentage of receivable
Short-term consumer loans	$5,141	$11,642	$(35,561)	$22,802	$4,024	$76,952	5.23%
Medium-term consumer loans	25,222	18,038	(24,186)	2,660	21,734	87,644	24.80%

	$30,363	$29,680	$(59,747)	$25,462	$25,758	$164,596	15.65%

        The provision for loan losses for the three months ended March 31, 2015 also includes losses from returned items from check cashing of $2,256.

        The provision for short-term consumer loans of $11,642 is net of debt sales of $631 and the provision for medium-term consumer loans of $18,038 includes a provision of $504 on loans the Company considered to be troubled debt restructurings.

        Changes in the allowance for the loan losses by product type for the three months ended March 31, 2014 are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 3/31/2014	Receivables 3/31/2014	Allowance as a percentage of receivable
Short-term consumer loans	$5,631	$14,582	$(43,863)	$28,011	$4,361	$101,173	4.31%
Medium-term consumer loans	12,377	11,283	(11,007)	1,691	14,344	64,876	22.11%

	$18,008	$25,865	$(54,870)	$29,702	$18,705	$166,049	11.26%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The provision for loan losses for the three months ended March 31, 2014, also includes losses from returned items from check cashing of $1,632.

        The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months ended March 31, 2015, and 2014 were as follows:

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$4,434	$1,481
Provision for loan losses	7,974	2,630
Charge-offs, net	(9,305)	(2,914)

Balance, end of period	$3,103	$1,197

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $39,330 and $52,680 at March 31, 2015 and December 31, 2014, respectively, and the corresponding guaranteed short-term consumer loans are disclosed as an off-balance sheet arrangement.

        The Company considers the near term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the loan and establishes all of the underwriting criteria and terms, conditions, and features of the customer's loan agreement.

        The aging of receivables at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015		December 31, 2014
Current finance receivables	$148,801	90.4%	$173,522	89.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,148	0.7%	1,185	0.6%
Medium-term consumer loans	8,861	5.4%	12,258	6.3%

Total past due finance receivables (1 - 30 days)	10,009	6.1%	13,443	6.9%

Past due finance receivables (31 - 60 days)
Medium-term consumer loans	3,662	2.2%	4,377	2.3%

Total past due finance receivables (31 - 60 days)	3,662	2.2%	4,377	2.3%

Past due finance receivables (61 - 90 days)
Medium-term consumer loans	2,124	1.3%	2,133	1.1%

Total past due finance receivables (61 - 90 days)	2,124	1.3%	2,133	1.1%

Total delinquent	15,795	9.6%	19,953	10.3%

	$164,596	100.0%	$193,475	100.0%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Related Party Transactions and Balances

        A senior member of management has an interest in a limited partnership that owns an interest in a vendor from which the Company purchases telecommunications services. The $140 in services for the three months ended March 31, 2015 was provided to the Company by the vendor at a reduced rate. There were no services provided for the three months ended March 31, 2014. If the Company were to source the service from another vendor, the overall cost of the service would increase.

        There were no additional significant new, or changes to existing, related party transactions during the three months ended March 31, 2015.

Note 4. Goodwill and Other Intangible Assets

        Intangible amortization expense for the three months ended March 31, 2015 and 2014 were $592 and $1,651, respectively. There were no additional significant changes to goodwill and other intangible assets during the three months ended March 31, 2015.

Note 5. Pledged Assets and Debt

        Lines of credit at March 31, 2015, and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC's assets	$—	$—
$26,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Company assets	26,700	—

	26,700	—
Less current maturities	—	—

Long-term portion	$26,700	$—

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $26.7 million revolving credit facility with an accordion feature, so long as no event of default exists, and allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.17% and 0.15% at March 31, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both March 31, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

        There were no additional significant changes to pledged assets or debt during the three months ended March 31, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$2,829	$7,661
Accrued payroll and compensated absences	6,927	7,184
Wire transfers payable	2,695	1,815
Accrual for third-party losses	3,103	4,434
Unearned CSO Fees	4,417	5,925
Deferred rent	1,178	1,141
Bill payment	2,040	3,386
Other	4,732	4,830

	$27,921	$36,376

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        Rental expense totaled $7,909 and $7,349 for the three months ended March 31, 2015, and 2014, respectively.

        There were no additional significant changes to operating and capital lease commitments during the three months ended March 31, 2015.

Note 8. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is comprised of loan agreements with customers living in thirty-two states and consequently such customers' ability to honor their loan agreements may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected.

        The following table summarizes the allocation of the portfolio balance by state at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$19,865	12.1%	$22,681	11.7%
Arizona	14,305	8.7	16,859	8.7
California	63,897	38.8	71,643	37.0
Florida	7,794	4.7	9,697	5.0
Virginia	13,159	8.0	15,770	8.2
Other retail segment states	23,086	14.0	30,393	15.7
Other internet segment states	22,490	13.7	26,432	13.7

Total	$164,596	100.0%	$193,475	100.0%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 8. Concentrations of Credit Risks (Continued)

        The other retail segment states are: Indiana, Illinois, Kansas, Kentucky, Michigan, Missouri, Ohio, Oregon, Tennessee, and Utah.

        The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming. In addition, DFS UK which is operating in a limited capacity offering loans in the United Kingdom, and DFS Canada, which does not currently offer loans, are included as internet segment states.

        In certain markets, the Company offers a CSO product to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $39,330 and $52,680 at March 31, 2015, and December 31, 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Business Combinations

        There were no significant business combinations during the three months ended March 31, 2015.

Note 11. Stock Based Compensation

        For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation costs in the amounts of $258 and $377, respectively. As of March 31, 2015 and March 31, 2014, unrecognized stock-based compensation costs to be recognized over future periods approximated $1,274 and $3,796, respectively. At March 31, 2015, the remaining unrecognized compensation expense was $726 for certain awards that vest solely upon a change in control and $548 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining unrecognized compensation expense of $548 is expected to be recognized over a weighted-average period of 1.2 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $510 and $1,518 for the three month periods ended March 31, 2015 and 2014, respectively.

        There were no significant stock option, restricted stock unit, and stock appreciation right activities during the three months ended March 31, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments

        The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended March 31, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$543,562		$76,791		$620,353
Goodwill	222,233		—		222,233
Other Intangible Assets	1,408		1,680		3,088
Total Revenues	$103,382	100.0%	$33,052	100.0%	$136,434	100.0%
Provision for Loan Losses	21,484	20.8%	18,426	55.7%	39,910	29.2%
Other Operating Expenses	44,057	42.6%	5,320	16.1%	49,377	36.2%
Operating Gross Profit	37,841	36.6%	9,306	28.2%	47,147	34.6%
Interest Expense, net	9,292	9.0%	4,916	14.9%	14,208	10.4%
Depreciation and Amortization	1,131	1.1%	284	0.9%	1,415	1.0%

        Intersegment revenues of $570 for the three months ended March 31, 2015, have been eliminated.

	As of and for the three months ended March 31, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$629,039		$60,495		$689,534
Goodwill	299,210		13,673		312,883
Other Intangible Assets	19,083		2,801		21,884
Total Revenues	$96,333	100.0%	$23,569	100.0%	$119,902	100.0%
Provision for Loan Losses	19,273	20.0%	10,854	46.1%	30,127	25.1%
Other Operating Expenses	40,082	41.6%	2,982	12.7%	43,064	35.9%
Operating Gross Profit	36,978	38.4%	9,733	41.2%	46,711	39.0%
Interest Expense, net	12,535	13.0%	800	3.4%	13,335	11.1%
Depreciation and Amortization	930	1.0%	534	2.3%	1,464	1.2%

        Intersegment revenues of $514 for the three months ended March 31, 2014, have been eliminated.

Note 13. Income Taxes

        The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to permanent differences between book and tax. The Company had no liability recorded for unrecognized tax benefits at March 31, 2015 and December 31, 2014.

Note 14. Discontinued Operations

        The Company previously determined that Insight Holdings was a VIE of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation and the prior period has been restated on the consolidated statements of income.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Discontinued Operations (Continued)

        Results from discontinued operations of Insight Holdings for the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
Revenues:
Card fees	$5,047
Other	137

Total revenues	5,184

Operating expenses:
Other	—

Total operating expenses	—

Operating gross profit	5,184

Corporate and other expenses
Corporate expenses	4,234
Depreciation and amortization	760
Interest expense, net	17

Total corporate and other expenses	5,011

Income before income taxes	173

Provision for income taxes	69

Income from continuing operations	104
Loss on disposal	69

Total discontinued operations	$173

        There were no discontinued operations for the three months ended March 31, 2015.

Note 15. Transactions with Variable Interest Entities

        The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of March 31, 2015 and December 31, 2014, the outstanding amount of active consumer loans, which was our maximum exposure, was $39.3 million and $52.7 million, respectively, which were guaranteed by the Company. This guarantee obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $3,103 and $4,434 as of March 31, 2015 and December 31, 2014, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full and unconditional and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements required by certain states in which the Company operates and certain requirements relating to Insight Capital, LLC as a result of its separate revolving credit facility. Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.7 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company's ability to pay dividends on, or repurchase, its common stock.

        As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by the Alabama subsidiary, Insight Capital, LLC, will be secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC. The Company's entire guarantor subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

        Of the entities under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012,

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of March 31, 2015 and December 31, 2014, such unrestricted subsidiaries had total assets of $101,840 and $90,718 and total liabilities of $70,346 and $69,380, respectively and for the three months ended March 31, 2015 and 2014 had total revenues of $23,760 and $9,846, total operating expenses of $12,025 and $4,424, and income before income taxes of $8,865 and $ 3,874, respectively. As described above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. For the three months ended March 31, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
March 31, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$778	$112,907	$31,803	$—	$145,488
Restricted cash	—	5,967	—	—	5,967
Finance receivables, net	—	88,282	34,930	(2,707)	120,505
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,167	—	—	2,167
Other current assets	—	46,665	104	(23,840)	22,929
Deferred tax asset, net	—	12,770	—	—	12,770

Total current assets	778	269,873	66,837	(26,547)	310,941
Noncurrent Assets
Investment in Subsidiaries	405,991	17,280	—	(423,271)	—
Finance receivables, net	—	15,967	—	—	15,967
Property, leasehold improvements and equipment, net	—	40,421	3,054	—	43,475
Goodwill	—	191,198	31,035	—	222,233
Other intangible assets	—	2,641	447	—	3,088
Security deposits	—	2,491	167	—	2,658
Deferred tax asset, net	—	12,455	—	—	12,455
Deferred debt issuance costs	9,193	43	300	—	9,536

Total assets	$415,962	$552,369	$101,840	$(449,818)	$620,353

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$1,042	$116	$—	$1,158
Current portion of related party Florida seller notes	—	—	2,795	—	2,795
Current portion of subsidiary note payable	—	210	—	—	210
CCFI Funding Notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,043	—	—	3,043
Accrued interest	19,520	8	907	(762)	19,673
Money orders payable	—	13,667	—	—	13,667
Accounts payable and accrued liabilities	—	35,086	13,267	(20,432)	27,921

Total current liabilities	19,520	53,056	22,438	(26,547)	68,467
Noncurrent Liabilities
Lines of credit	26,700	—	—	—	26,700
Subsidiary note payable	—	1,140	35,000	—	36,140
Capital lease obligation	—	1,804	144	—	1,948
Stock repurchase obligation	—	—	4,120	—	4,120
Related party Florida seller notes	—	—	8,644	—	8,644
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	2,245	—	—	2,245

Total liabilities	466,220	58,245	70,346	(26,547)	568,264

Stockholders' Equity (Deficit)	(50,258)	494,124	31,494	(423,271)	52,089

Total liabilities and stockholders' equity	$415,962	$552,369	$101,840	$(449,818)	$620,353

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$63,372	$14,362	$—	$77,734
Restricted cash	—	3,877	—	—	3,877
Finance receivables, net	—	101,493	41,181	(2,256)	140,418
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,606	—	—	2,606
Other current assets	—	45,856	101	(20,117)	25,840
Deferred tax asset, net	—	12,770	—	—	12,770

Total current assets	—	231,089	55,644	(22,373)	264,360
Noncurrent Assets
Investment in Subsidiaries	368,838	15,168	—	(384,006)	—
Finance receivables, net	—	19,251	—	—	19,251
Property, leasehold improvements and equipment, net	—	36,734	2,901	—	39,635
Goodwill	—	191,530	31,035	—	222,565
Other intangible assets	—	2,902	643	—	3,545
Security deposits	—	2,486	167	—	2,653
Deferred tax asset, net	—	17,052	—	—	17,052
Deferred debt issuance costs	8,950	50	328	—	9,328

Total assets	$377,788	$516,262	$90,718	$(406,379)	$578,389

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$—	$1,050	$116	$—	$1,166
Current portion of related party Florida seller notes	—	—	2,786	—	2,786
Current portion of subsidiary note payable	—	383	—	—	383
CCFI Funding Notes	—	—	5,353	(5,353)	—
Deferred revenue	—	2,993	—	—	2,993
Accrued interest	8,046	1	640	(498)	8,189
Money orders payable	—	8,508	582	—	9,090
Accounts payable and accrued liabilities	—	39,242	13,656	(16,522)	36,376

Total current liabilities	8,046	52,177	23,133	(22,373)	60,983
Noncurrent Liabilities
Subsidiary note payable	—	1,154	32,600	—	33,754
Capital lease obligation	—	1,635	171	—	1,806
Stock repurchase obligation	—	—	4,130	—	4,130
Related party Florida seller notes	—	—	9,346	—	9,346
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	2,982	—	—	2,982

Total liabilities	428,046	57,948	69,380	(22,373)	533,001

Stockholders' Equity (Deficit)	(50,258)	458,314	21,338	(384,006)	45,388

Total liabilities and stockholders' equity	$377,788	$516,262	$90,718	$(406,379)	$578,389

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Income (unaudited)
Three Months Ended March 31, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$63,479	$19,140	$—	$82,619
Credit service fees	—	27,387	—	—	27,387
Check cashing fees	—	15,973	3,663	(2,459)	17,177
Card fees	—	2,154	138	—	2,292
Dividend	—	3,000	—	(3,000)	—
Other	—	10,002	819	(3,862)	6,959

Total revenues	—	121,995	23,760	(9,321)	136,434

Operating expenses:
Salaries and benefits	—	18,859	1,702	—	20,561
Provision for loan losses	—	31,950	7,960	—	39,910
Occupancy	—	6,643	934	—	7,577
Advertising and marketing	—	5,142	200	(540)	4,802
Depreciation and amortization	—	2,169	224	—	2,393
Other	—	15,498	1,005	(2,459)	14,044

Total operating expenses	—	80,261	12,025	(2,999)	89,287

Operating gross profit	—	41,734	11,735	(6,322)	47,147

Corporate expenses	—	20,375	492	(58)	20,809
Depreciation and amortization	—	1,205	210	—	1,415
Interest expense, net	12,174	130	2,168	(264)	14,208
Interest expense allocation	(12,174)	12,174	—	—	—

Total corporate and other expenses	—	33,884	2,870	(322)	36,432

Income before income taxes	—	7,850	8,865	(6,000)	10,715
Provision for income taxes	—	3,130	3,534	(2,392)	4,272

Net income	$—	$4,720	$5,331	$(3,608)	$6,443

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Income (unaudited)
Three Months Ended March 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$77,065	$6,214	$(167)	$83,112
Credit service fees	—	6,161	—	—	6,161
Check cashing fees	—	18,967	2,770	—	21,737
Card fees	—	1,473	50	—	1,523
Dividend	—	8,000	—	(8,000)	—
Other	—	7,071	812	(514)	7,369

Total revenues	—	118,737	9,846	(8,681)	119,902

Operating expenses:
Salaries and benefits	—	16,440	1,612	—	18,052
Provision for loan losses	—	29,355	772	—	30,127
Occupancy	—	6,161	817	—	6,978
Advertising and marketing	—	3,575	202	(321)	3,456
Depreciation and amortization	—	1,778	176	—	1,954
Other	—	11,779	845	—	12,624

Total operating expenses	—	69,088	4,424	(321)	73,191

Operating gross profit	—	49,649	5,422	(8,360)	46,711

Corporate expenses	—	20,675	280	(192)	20,763
Depreciation and amortization	—	1,166	298	—	1,464
Interest expense, net	11,126	1,406	970	(167)	13,335
Interest expense allocation	(11,126)	11,126	—	—	—

Total corporate and other expenses	—	34,373	1,548	(359)	35,562

Income before income taxes	—	15,276	3,874	(8,001)	11,149
Provision for income taxes	—	6,100	1,547	(3,195)	4,452

Income from continuing operations	—	9,176	2,327	(4,806)	6,697
Discontinued operations, net of tax	—	—	173	—	173

Net income	$—	$9,176	$2,500	$(4,806)	$6,870

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended March 31, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$12,047	$34,487	$17,918	$64,452

Cash flows from investing activities
Net receivables originated	—	(14,873)	(1,709)	(16,582)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(5,563)	(391)	(5,954)

Net cash used in investing activities	—	(21,246)	(2,100)	(23,346)

Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(187)	—	(187)
Payments on related party Florida seller notes	—	—	(750)	(750)
Payments on capital lease obligations, net	—	(646)	(27)	(673)
Proceeds from lines of credit	26,700	—	—	26,700
Intercompany activities	(37,153)	37,153	—	—
Debt issuance costs	(816)	(26)	—	(842)

Net cash provided by (used in) financing activities	(11,269)	36,294	1,623	26,648

Net increase in cash and cash equivalents	778	49,535	17,441	67,754
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734

Ending	$778	$112,907	$31,803	$145,488

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended March 31, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(2,687)	$59,441	$2,810	$59,564

Cash flows from investing activities
Net receivables originated	—	(10,776)	3,529	(7,247)
Net acquired assets, net of cash	—	(386)	(1,318)	(1,704)
Internally developed software intangible asset	—	—	(32)	(32)
Purchase of leasehold improvements and equipment	—	(4,396)	(333)	(4,729)

Net cash provided by (used in) investing activities	—	(15,558)	1,846	(13,712)

Cash flows from financing activities
Payment on capital lease obligations, net	—	(52)	(34)	(86)
Net advances on lines of credit	11,664	—	—	11,664
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(345)	(345)
Intercompany activities	(8,977)	8,977	—	—

Net cash provided by (used in) financing activities	1,871	9,741	(85)	11,527

Net increase in cash and cash equivalents	(816)	53,624	4,571	57,379
Cash and cash equivalents:
Beginning	—	84,433	5,878	90,311

Ending	$(816)	$138,057	$10,449	$147,690

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

        Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, including integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

        Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

        We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of March 31, 2015, we operated 543 storefront locations across 15 states and 24 states via the internet.

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

Factors Affecting Our Results of Operations

Expansion of our Retail Platform

        We actively grow our store count and internet presence to increase our market share. During the three months ended March 31, 2015, we opened 14 stores; however, we have made the strategic planning decision to reduce the rate of de novo store growth for the remainder of the year. We close underperforming stores as part of our routine performance review.

        The chart below sets forth certain information regarding our retail presence and number of states served via the internet for the year ended December 31, 2014, and the three months ended March 31, 2015.

	Year Ended December 31, 2014	Three Months Ended March 31, 2015
# of Locations
Beginning of Period	516	530
Opened	25	14
Closed	11	1

End of Period	530	543

Number of states served by our internet operations	24	24

        The following table provides the geographic composition of our physical locations as of December 31, 2014, and March 31, 2015:

	December 31, 2014	March 31, 2015
Alabama	36	40
Arizona	40	40
California	156	156
Florida	63	65
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	15	15
Michigan	14	14
Missouri	7	7
Ohio	96	96
Oregon	3	3
Tennessee	25	30
Utah	10	10
Virginia	27	29

	530	543

        We also provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming. Additionally, DFS UK operates in a limited capacity offering loans in the United Kingdom.

Changes in Legislation

        In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. In April 2012, the CFPB began its first examination of our retail operations. We have received our report and at this time we do not anticipate any material changes to our retail operations as a result of this examination report. We are currently undergoing an examination of our internet operations by the CFPB. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

Product Characteristics and Mix

        As we expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. In addition, the shift in mix to longer term loans has resulted in and is expected to result in higher loan loss reserves. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, by establishing our Insight prepaid debit card with direct deposit as an alternative to check cashing, we may extend the customer relationship and increase associated revenue over time.

Expenses

        Our operating expenses relate primarily to the operation of its stores and internet presence, including salaries and benefits, store occupancy costs, and call center costs, internet advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our majority stockholders.

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

        Short-term consumer loan can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary to permit charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral. Secured consumer loans with a maturity date of 90 days or less are included in this category and represent 17.5% and 17.8% of short-term consumer loans at December 31, 2014 and March 31, 2015, respectively.

        Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a right in collateral and the consumer loan may be secured with a lien on the collateral. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 15.0% and 14.2% of medium-term consumer loans at December 31, 2014 and March 31, 2015, respectively.

        We disclosed secured consumer loans as a separate category prior to the year ended December 31, 2014. All prior year schedules have been reclassified to reflect the current year's classification.

        In some instances, we maintain debt-purchasing arrangements with third-party lenders. We accrue for these obligations through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2014, and March 31, 2015, were $159.7 million and $136.5 million, respectively. The allowance for loan losses as of December 31, 2014, and March 31, 2015, were $30.4 million and $25.8 million, respectively. At December 31, 2014 and March 31, 2015, the allowance for loan losses was 16.0% and 15.9%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2014, and March 31, 2015, are as follows (in thousands):

	December 31, 2014	March 31, 2015
Finance Receivables, net of unearned advance fees	$190,032	$162,230
Less: Allowance for loan losses	30,363	25,758

Finance Receivables, Net	$159,669	$136,472

        The total changes to the allowance for loan losses for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Allowance for loan losses
Beginning of Period	$18,008	$30,363
Provisions for loan losses	25,865	29,680
Charge-offs, net	(25,168)	(34,285)

End of Period	$18,705	$25,758

Allowance as a percentage of finance receivables, net of unearned advance fees	11.6%	15.9%

        The provision for loan losses for the three months ended March 31, 2014, and 2015 includes losses from returned items from check cashing of $1.6 million and $2.3 million, respectively, and third party lender losses of $2.6 million and $8.0 million, respectively. The increase in third party lender losses is consistent with the transition to a CSO product in certain markets.

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

        Equity method investments represent investments over which we exercise significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Holdings was accounted for under the equity method. As a result of extending a line of credit, we consolidated Insight Holdings effective as of April 1, 2013 until May 12, 2014, when it was sold and is now treated as a discontinued operation.

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the three months ended March 31, 2014 and 2015.

Income Taxes

        We record income taxes as applicable under GAAP. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. We recorded a valuation allowances for the de-consolidation of Insight Holdings and our foreign operations.

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect goodwill amortization of $27.1 million to result in cash tax savings of approximately $10.8 million at the expected combined rate of 40% for the fiscal year 2015 tax return. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the three months ended March 31, 2015, we had five non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor). As of March 31, 2015, of the entities classified as "Non-Guarantor Subsidiaries", Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of March 31, 2015 and December 31, 2014, these unrestricted subsidiaries had total assets of $101,840 and $90,718 and total liabilities of $70,346 and $69,380, respectively. For the three months ended March 31, 2015 and 2014 they had total revenues of $23,760 and $9,846, total operating expenses of $12,025 and $4,424, and income before income taxes of $8,865 and $ 3,874, respectively.

        Insight Holdings is also classified as a "Non-Guarantor Subsidiary" because we consolidated the entity as of April 1, 2013. For the three months ended March 31, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

        The following table sets forth key operating data for the three months ended March 31, 2014 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Total Revenues	$119,902	$136,434	$16,532	13.8%	100.0%	100.0%
Operating Expenses
Salaries and benefits	18,052	20,561	2,509	13.9%	15.1%	15.1%
Provision for losses	30,127	39,910	9,783	32.5%	25.1%	29.3%
Occupancy	6,978	7,577	599	8.6%	5.8%	5.6%
Advertising and marketing	3,456	4,802	1,346	38.9%	2.9%	3.5%
Depreciation and amortization	1,954	2,393	439	22.5%	1.6%	1.8%
Other operating expenses	12,624	14,044	1,420	11.2%	10.5%	10.3%

Total Operating Expenses	73,191	89,287	16,096	22.0%	61.0%	65.4%

Income from Operations	46,711	47,147	436	0.9%	39.0%	34.6%

Corporate and other expenses
Corporate expenses	20,425	20,532	107	0.5%	17.0%	15.0%
Depreciation and amortization	1,464	1,415	(49)	(3.3)%	1.2%	1.0%
Interest	13,335	14,208	873	6.5%	11.1%	10.4%
Income tax expense	4,452	4,272	(180)	(4.0)%	3.7%	3.1%

Total corporate and other expenses	39,676	40,427	751	1.9%	33.1%	29.6%

Net income before management fee	7,035	6,720	(315)	(4.5)%	5.9%	4.9%
Sponsor Management Fee	338	277	(61)	(18.0)%	0.3%	0.2%
Discontinued operations	(173)	—	173	0.0%	(0.1)%	0.0%

Net Income	$6,870	$6,443	$(427)	(6.2)%	5.7%	4.7%

Operating Metrics

        The following tables set forth key loan and check cashing operating data as of and for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$510,847	$350,676
Number of loan transactions (in thousands)	1,184	878
Average new loan size	$432	$399
Average fee per new loan	$49.42	$51.61
Loan loss provision	$14,582	$11,642
Loan loss provision as a percentage of loan volume	2.9%	3.3%
Secured loans as percentage of total at March 31st	12.8%	17.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$64,875	$87,644
Number of loans outstanding	50,755	64,611
Average balance outstanding	$1,278	$1,356
Weighted average monthly percentage rate	16.9%	16.7%
Allowance as a percentage of finance receivables	22.1%	24.8%
Loan loss provision	$11,283	$18,038
Secured loans as a percentage of total at March 31st	17.6%	14.2%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$747,409	$676,818
Number of checks cashed (in thousands)	1,398	1,072
Face amount of average check	$535	$631
Average fee per check	$15.55	$16.02
Returned check expense	$1,632	$2,256
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%

Operating Metrics for fiscal year 2014

        We disclose secured consumer loans as a separate financial receivable and operating metric category prior to December 31, 2014. Secured loans are no longer disclosed as a separate category but are classified as either short-term or medium-term consumer loans.

        The following tables set forth key loan and check cashing operating data as of and for each of the quarters for fiscal year 2014 and the fourth quarter of fiscal year 2013, with the current year's loan classifications:

	Three Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$589,950	$510,847	$527,309	$598,404	$486,427
Number of loan transactions (in thousands)	1,362	1,184	1,245	1,410	1,193
Average new loan size	$433	$432	$423	$424	$408
Average fee per new loan	$46.98	$48.98	$45.63	$46.72	$49.15
Loan loss provision	$24,147	$14,582	$21,829	$28,337	$22,560
Loan loss provision as a percentage of loan volume	4.1%	2.9%	4.1%	4.7%	4.6%
Secured Loans as percentage of total	11.8%	12.8%	12.1%	12.6%	17.5%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$58,350	$64,875	$79,160	$82,557	$97,460
Number of loans outstanding	50,266	50,755	60,912	63,853	72,885
Average balance outstanding	$1,161	$1,278	$1,300	$1,293	$1,337
Weighted average monthly percentage rate	17.2%	16.9%	17.2%	17.0%	17.0%
Allowance as a percentage of finance receivables	21.2%	22.1%	24.1%	24.5%	25.9%
Loan loss provision	$10,839	$11,283	$16,292	$19,651	$26,162
Secured Loans as percentage of total	20.3%	17.6%	16.2%	17.6%	15.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$718,555	$747,409	$702,000	$738,647	$659,109
Number of checks cashed (in thousands)	1,537	1,398	1,463	1,508	1,267
Face amount of average check	$467	$535	$480	$490	$520
Average fee per check	$13.60	$15.55	$13.59	$13.80	$13.60
Returned check expense	$2,062	$1,632	$1,924	$2,471	$2,541
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%	0.3%	0.3%	0.4%

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$57,946	$45,304	$(12,642)	(21.8)%	48.3%	33.1%
Medium-term Consumer Loan Fees and Interest	25,166	37,315	12,149	48.3%	21.0%	27.4%
Credit Service Fees	6,161	27,387	21,226	344.5%	5.1%	20.1%
Check Cashing Fees	21,737	17,177	(4,560)	(21.0)%	18.1%	12.6%
Prepaid Debit Card Services	1,523	2,292	769	50.5%	1.3%	1.7%
Other Income	7,369	6,959	(410)	(5.6)%	6.2%	5.1%

Total Revenue	$119,902	$136,434	$16,532	13.8%	100.0%	100.0%

        For the three months ended March 31, 2015, total revenue increased by $16.5 million, or 13.8%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio, new stores and other organic growth.

        Revenue from short-term consumer loan fees and interest for the three months ended March 31, 2015 decreased $12.6 million, or 21.8%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our portfolio to the CSO product in certain markets, partially offset by portfolio growth in markets as a result of new stores.

        Revenue from medium-term consumer loans for the three months ended March 31, 2015 increased $12.1 million, or 48.3%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio.

        Revenue from credit service fees for the three months ended March 31, 2015 increased $21.2 million, or 344.5%, compared to the same period in 2014. Credit service fee revenue increased as a result of the transition from short-term consumer loans in certain markets to the CSO product, and further growth in the CSO portfolios.

Revenue for fiscal year 2014

        We disclosed secured loan fees as a separate revenue category prior to December 31, 2014. Secured fees are disclosed within either short-term or medium-term consumer loan revenue. Our CSO product offering has expanded into an additional market during the fourth quarter of 2014, and is now disclosed as a separate revenue category in the income statement.

        The following table discloses credit service fees as a separate revenue category and current year loan revenue classifications for each of the quarters for fiscal year 2014 and the fourth quarter of fiscal year 2013:

	Three Months Ended
(dollars in thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Short-term Consumer Loan Fees and Interest	$63,960	$57,946	$56,834	$65,891	$58,629
Medium-term Consumer Loan Fees and Interest	21,685	25,166	28,160	32,681	36,637
Credit Service Fees	6,000	6,161	6,358	7,514	21,464
Check Cashing Fees	20,904	21,737	19,880	20,818	17,308
Prepaid Debit Card Services	1,477	1,523	1,807	2,077	2,145
Other Income	6,690	7,369	6,401	7,004	6,743

Total Revenue	$120,716	$119,902	$119,440	$135,985	$142,926

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$18,052	$20,561	$2,509	13.9%	15.1%	15.1%
Provision for Loan Losses	30,127	39,910	9,783	32.5%	25.1%	29.3%
Occupancy	6,978	7,577	599	8.6%	5.8%	5.6%
Depreciation & Amortization	1,954	2,393	439	22.5%	1.6%	1.8%
Advertising & Marketing	3,456	4,802	1,346	38.9%	2.9%	3.5%
Bank Charges	1,200	1,473	273	22.8%	1.0%	1.1%
Store Supplies	1,002	800	(202)	(20.2)%	0.8%	0.6%
Collection Expenses	960	844	(116)	(12.1)%	0.8%	0.6%
Telecommunications	1,574	1,678	104	6.6%	1.3%	1.2%
Security	639	675	36	5.6%	0.5%	0.5%
License & Other Taxes	347	537	190	54.8%	0.3%	0.4%
Other Operating Expenses	6,902	8,037	1,135	16.4%	5.8%	5.9%

Total Operating Expenses	73,191	89,287	16,096	22.0%	61.0%	65.4%

Operating Gross Profit	$46,711	$47,147	$436	0.9%	39.0%	34.6%

        Excluding provision for loan losses, total operating expenses increased by $6.3 million, or from 35.9% to 36.2% of revenue, for the three months ended March 31, 2015 compared to the prior period due to new store openings.

        Salaries and benefits, as a percentage of revenue, remained flat for the three months ended March 31, 2015 compared to the prior period as efficiencies overcame the negative operating leverage created by new stores.

        The provision for loan losses grew $9.8 million, or from 25.1% to 29.3% of revenue, for the three months ended March 31, 2015 due to growth of the internet segment portfolio, higher bad debt associated with new store openings, and a continued general shift towards longer term products which necessitates a higher overall reserve.

        As a percentage of revenue, occupancy decreased from 5.8% to 5.6% as compared to the prior year. The decrease is a result of the realization of operating leverage from expanding our revenue through portfolio growth.

        Advertising and marketing expense increased by $1.3 million, or 38.9%, for the three months ended March 31, 2015, as compared to the prior period, primarily due to marketing activities attributable to growing our internet portfolio.

        Other operating expenses increased by $1.1 million, or 16.4%, for the three months ended March 31, 2015, as compared to the prior period, primarily as a result of new stores, higher credit card fees, and costs associated with expanding our internet portfolio.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$20,425	$20,532	$107	0.5%	17.0%	15.1%
Depreciation & Amortization	1,464	1,415	(49)	(3.3)%	1.2%	1.0%
Sponsor Management Fee	338	277	(61)	(18.0)%	0.3%	0.2%
Interest expense, net	13,335	14,208	873	6.5%	11.1%	10.4%
Discontinued Operations	(173)	—	173	0.0%	(0.1)%	0.0%
Income tax expense	4,452	4,272	(180)	(4.0)%	3.7%	3.1%

Total Corporate and Other Expenses	$39,841	$40,704	$863	2.2%	33.2%	29.8%

        Total Corporate and Other Expenses decreased as a percentage of revenue from 33.2% to 29.8% for the three months ended March 31, 2015, as compared to the prior year comparable period primarily in corporate expenses, interest expense, and income tax expense. The decreases as a percentage of revenue demonstrates operating leverage as a result of increasing our revenue through portfolio development.

Business Segment Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

        The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$543,562		$76,791		$620,353
Goodwill	222,233		—		222,233
Other Intangible Assets	1,408		1,680		3,088
Total Revenues	$103,382	100.0%	$33,052	100.0%	$136,434	100.0%
Provision for Loan Losses	21,484	20.8%	18,426	55.7%	39,910	29.2%
Other Operating Expenses	44,057	42.6%	5,320	16.1%	49,377	36.2%
Operating Gross Profit	37,841	36.6%	9,306	28.2%	47,147	34.6%
Interest Expense, net	9,292	9.0%	4,916	14.9%	14,208	10.4%
Depreciation and Amortization	1,131	1.1%	284	0.9%	1,415	1.0%

        Intersegment revenues of $570 for the three month period ending March 31, 2014 have been eliminated.

	As of and for the three months ended March 31, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$629,039		$60,495		$689,534
Goodwill	299,210		13,673		312,883
Other Intangible Assets	19,083		2,801		21,884
Total Revenues	$96,333	100.0%	$23,569	100.0%	$119,902	100.0%
Provision for Loan Losses	19,273	20.0%	10,854	46.1%	30,127	25.1%
Other Operating Expenses	40,082	41.6%	2,982	12.7%	43,064	35.9%
Operating Gross Profit	36,978	38.4%	9,733	41.2%	46,711	39.0%
Interest Expense, net	12,535	13.0%	800	3.4%	13,335	11.1%
Depreciation and Amortization	930	1.0%	534	2.3%	1,464	1.2%

        Intersegment revenues of $514 for the three month period ending March 31, 2014 have been eliminated.

Retail Financial Services

        Retail financial services represented 75.8%, or $103.4 million, of consolidated revenues for the three months ended March 31, 2015, which was an increase of $7.0 million, or 7.3%, over the prior period due to new stores, as well as strong organic growth in our medium-term consumer loan portfolios.

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

Internet Financial Services

        For the three months ended March 31, 2015, total revenues contributed by our Internet financial services segment was $33.1 million, an increase of $9.5 million, or 40.2%, over the prior year comparable period. As we expand this segment, the mix of products shifted towards medium-term products resulting in higher provision for loan losses.

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

Three Month Cash Flow Analysis

        The table below summarizes our cash flows for the three months ended March 31, 2014 and 2015.

	Three Months Ended March 31,
(in thousands)	2014	2015
Net Cash Provided by Operating Activities	$59,564	$64,452
Net Cash Used in Investing Activities	(13,712)	(23,346)
Net Cash Provided by Financing Activities	11,527	26,648

Net Increase in Cash and Cash Equivalents	$57,379	$67,754

        Cash Flows from Operating Activities.    During the three months ended March 31, 2015, net cash provided by operating activities was $64.5 million compared to $59.6 million during the prior year comparable period, an increase of $4.9 million. Cash flows from operating activities increased primarily due to net income, net of the non-cash impact of increased provisioning in 2015.

        Cash Flows from Investing Activities.    During the three months ended March 31, 2015, net cash used in investing activities was $23.3 million. The primary uses of cash were the net origination of $16.6 million of loans and $6.0 million in capital expenditures as we continue to grow our portfolios and retail store counts. During the three months ended March 31, 2014, net cash used in investing activities was $13.7 million primarily due to loan originations and capital expenditures.

        Cash Flows from Financing Activities.    During the three months ended March 31, 2015, net cash provided by financing activities was $26.6 million. The primary sources of cash were a $26.7 million draw on our revolving credit facility and a $2.4 million draw on our subsidiary note. During the three months ended March 31, 2014, net cash provided by financing activities was $11.5 million primarily due to a draw on our revolving credit facility.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to noninvestment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $26.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of December 31, 2014 and March 31, 2015, we were in compliance with these covenants.

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $26.7 million revolving credit facility with an accordion feature, so long as no event of default exists, and allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.17% and 0.15% at March 31, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both March 31, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the three months ended March 31, 2014 and 2015, we spent $4.7 million and $6.0 million, respectively, on capital expenditures. The increase is primarily due to opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets.

Seasonality

        Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refund checks. Following the first quarter, we typically see our loan portfolio expand through the balance of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

        A non-guarantor subsidiary of ours issued a series of related party seller notes as a portion of the consideration for the acquisition of 54 stores in Florida ("Florida Acquisition"). The related party Florida seller notes are secured by the assets of the subsidiary. The related party Florida seller notes have been valued on the balance sheet at their fair market value reflecting an implied interest rate of 12.75%. All of the related party Florida seller notes that remain outstanding mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to us and the guarantor subsidiaries. This non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        On November 1, 2013, we entered into an amendment to the non-guarantor notes that resulted from the Florida Acquisition. Pursuant to this amendment, the non-guarantor subsidiary party thereto pre-paid $2.5 million of the principal payments originally scheduled to be paid during 2014. In addition, for a payment of $0.5 million, the non-guarantor obligor settled in full, the $1.5 million non-guarantor term note. The $8.0 million and $9.0 million non-guarantor notes were further amended to provide the non-guarantor subsidiary obligor the option to prepay the notes at a 20% discount through September 30, 2014, or at a 15% discount from October 1, 2014 through September 30, 2015.

        On June 19, 2014, we created a non-guarantor subsidiary in order to acquire loans from the internet portfolios. The non-guarantor subsidiary funding came from a $35.0 million subsidiary note.

        On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We have recorded our share of the joint note but both parties are joint and severally liable.

        On December 31, 2014, we entered in to a $0.5 million term note for licensed software and services.

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

Loan Portfolio

        As of March 31, 2015, we offered loans in 32 states and had a small internet presence in the United Kingdom. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products' interest is earned over the term of the loan.

        As of March 31, 2015 and December 31, 2014, our total finance receivables net of unearned advance fees were approximately $162.2 million and $190.0 million, respectively.

Investee Companies

        On May 12, 2014, Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings. We owned 22.7% of the membership units that were sold. Additionally, we terminated a $3.0 million revolving credit facility to Insight Holdings.

Off-Balance Sheet Arrangements

        In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under the programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2015 and December 31, 2014, the outstanding amount of active consumer loans was $39.3 million and $52.7 million, respectively, which were guaranteed by us. The loan loss reserve, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $3.1 million and $4.4 million as of March 31, 2015 and December 31, 2014, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of March 31, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

        As of March 31, 2015, we had $497.6 million of indebtedness, of which, $26.7 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to an additional $7.0 million of lines of credit which are subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

        There has been no material changes with respect to the risk factors disclosed under the "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
(i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited); (iii) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2015 (unaudited); (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2015
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer