Form 10-Q
period 2015-06-30
Community Choice Financial Inc.
filed 2015-08-12
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

        There is no market for the registrant's equity. As of June 30, 2015, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2015

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$111,415	$77,734
Restricted cash	4,773	3,877
Finance receivables, net of allowance for loan losses of $22,512 and $22,775	133,678	140,418
Short-term investments, certificates of deposit	1,115	1,115
Card related pre-funding and receivables	2,547	2,606
Other current assets	24,437	25,840
Deferred tax asset, net	12,770	12,770

Total current assets	290,735	264,360
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $6,771 and $7,588	15,776	19,251
Property, leasehold improvements and equipment, net	45,925	39,635
Goodwill	221,667	222,565
Other intangible assets	2,569	3,545
Security deposits	2,648	2,653
Deferred tax asset, net	18,932	17,052
Deferred debt issuance costs	9,053	9,328

Total assets	$607,305	$578,389

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$1,380	$1,166
Current portion of related party Florida seller notes	2,756	2,786
Current portion of subsidiary notes payable	35,211	383
Deferred revenue	3,064	2,993
Accrued interest	8,199	8,189
Money orders payable	12,474	9,090
Accounts payable and accrued liabilities	31,600	36,376

Total current liabilities	94,684	60,983
Noncurrent Liabilities
Lines of credit	31,700	—
Subsidiary notes payable	1,126	33,754
Capital lease obligation	1,886	1,806
Stock repurchase obligation	5,140	4,130
Related party Florida seller notes	7,988	9,346
Senior secured notes	420,000	420,000
Deferred revenue	1,492	2,982

Total liabilities	564,016	533,001

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at June 30, 2015 and December 31, 2014	90	90
Additional paid-in capital	128,101	127,729
Retained deficit	(84,902)	(82,431)

Total stockholders' equity	43,289	45,388

Total liabilities and stockholders' equity	$607,305	$578,389

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Finance receivable fees	$80,410	$84,994	$163,029	$168,106
Credit service fees	25,547	6,359	52,934	12,520
Check cashing fees	16,261	19,880	33,438	41,617
Card fees	2,191	1,807	4,483	3,330
Other	5,855	6,400	12,814	13,769

Total revenues	130,264	119,440	266,698	239,342

Operating expenses:
Salaries and benefits	20,575	18,521	41,136	36,573
Provision for loan losses	51,916	44,155	91,826	74,282
Occupancy	7,719	7,385	15,296	14,363
Advertising and marketing	7,501	4,146	12,303	7,602
Lease termination costs	826	—	826	—
Depreciation and amortization	2,491	2,003	4,884	3,957
Other	14,793	12,930	28,837	25,554

Total operating expenses	105,821	89,140	195,108	162,331

Operating gross profit	24,443	30,300	71,590	77,011

Corporate and other expenses
Corporate expenses	21,702	18,744	42,521	39,563
Depreciation and amortization	1,395	1,405	2,810	2,868
Interest expense, net	15,151	13,362	29,359	26,697
Market value of stock repurchase obligation	1,020	16	1,010	(40)

Total corporate and other expenses	39,268	33,527	75,700	69,088

Income (loss) from continuing operations, before tax	(14,825)	(3,227)	(4,110)	7,923
Provision (benefit) for income taxes	(5,911)	(1,226)	(1,639)	3,226

Income (loss) from continuing operations, net of tax	(8,914)	(2,001)	(2,471)	4,697
Discontinued operations (net of income tax benefit of $0, $(199), $0, and $(130))	—	(4,758)	—	(4,585)

Net income (loss)	(8,914)	(6,759)	(2,471)	112
Net loss attributable to non-controlling interests	—	(431)	—	(297)

Net income (loss) attributable to controlling interests	$(8,914)	$(6,328)	$(2,471)	$409

Amounts attributable to Community Choice Financial shareholders:
Net income (loss) from continuing operations, net of tax	$(8,914)	$(2,001)	$(2,471)	$4,697
Discontinued operations, net of tax	—	(4,327)	—	(4,288)

Net income (loss) attributable to Community Choice Financial shareholders	$(8,914)	$(6,328)	$(2,471)	$409

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2015

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance, December 31, 2014	8,981,536	$90	$127,729	$(82,431)	$45,388
Stock-based compensation expense	—	—	372	—	372
Net loss	—	—	—	(2,471)	(2,471)

Balance, June 30, 2015	8,981,536	$90	$128,101	$(84,902)	$43,289

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months Ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(2,471)	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	91,826	74,282
Loss on deconsolidation of Insight Holdings	—	4,585
(Gain) Loss on disposal of assets	354	(46)
Depreciation	6,582	5,095
Amortization of note discount and deferred debt issuance costs	1,471	1,288
Amortization of intangibles	1,111	2,871
Deferred income taxes	(748)	2,374
Change in fair value of stock repurchase obligation	1,010	(40)
Stock-based compensation	372	1,592
Changes in assets and liabilities:
Card related pre-funding and receivables	59	(439)
Restricted cash	(896)	(2,473)
Other assets	1,408	223
Deferred revenue	(1,419)	(1,218)
Accrued interest	10	(42)
Money orders payable	3,384	(1,954)
Accounts payable and accrued expenses	(4,776)	7,097

Net cash provided by operating activities	97,277	93,307

Cash flows from investing activities
Net receivables originated	(81,480)	(78,757)
Net acquired assets, net of cash	(810)	(2,020)
Internally developed software intangible asset	—	(72)
Deconsolidation of Insight Holdings	—	(628)
Proceeds from sale of equity investment	—	3,500
Purchase of leasehold improvements and equipment	(11,624)	(9,290)

Net cash used in investing activities	(93,914)	(87,267)

Cash flows from financing activities
Proceeds from subsidiary note	2,400	17,250
Payments on subsidiary note	(200)	—
Payments on related party Florida seller notes	(1,500)	—
Payments on capital lease obligations, net	(998)	(17)
Proceeds on lines of credit	31,700	11,664
Repurchase of restricted stock units	—	(107)
Payments on mortgage note payable	—	(426)
Proceeds from refinance of mortgage note payable	—	720
Debt issuance costs	(1,084)	(216)
Member distribution	—	(387)

Net cash provided by financing activities	30,318	28,481

Net increase in cash and cash equivalents	33,681	34,521
Cash and cash equivalents:
Beginning	77,734	90,311

Ending	$111,415	$124,832

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011, under the laws of the State of Ohio. As of June 30, 2015, the Company owned and operated 542 retail locations in 15 states, had an internet presence in 32 states, and had a small internet presence in the United Kingdom. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

        A summary of the Company's significant accounting policies follows:

        Basis of presentation:    The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (or "GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, in the Company's Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2015. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2015.

        Basis of consolidation:    The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company previously determined that Insight Holdings Company, LLC ("Insight Holdings") was a Variable Interest Entity ("VIE") of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as from April 1, 2013, until it was sold on May 12, 2014. Insight Holdings has been reclassified as a discontinued operation on the consolidated statements of operations for the three months and six months ended June 30, 2014.

        Reclassifications:    Certain amounts reported in the consolidated financial statements for the three months and six months ended June 30, 2014, have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and six months ended June 30, 2015, without affecting the previously reported net income or stockholders' equity. The Company has recognized that the functions performed at the Utah offices of its Direct Financial Solutions ("DFS") subsidiary have been integrated into CCFI's general corporate functions and the DFS office has expanded to serve other corporate office functions. At the same time, the expansion of call centers to assist our customers has grown in both the Company's Dublin, Ohio and Utah offices. Therefore, the Company has reclassified certain expenses to show call center costs as operating expenses and the remaining DFS costs as corporate expenses, as consistent with its use. Additionally, the Company's credit service organization ("CSO") product offering has expanded and is now disclosed as a separate revenue category ("credit service fees") in the statement of operations. Secured consumer loans are

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

included in finance receivables as either a short-term or medium-term on the Consolidated Balance Sheet.

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services. The previously consolidated VIE was included in retail financial services.

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

        Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. Statutes vary from permitting fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured consumer loans with a maturity of 90 days or less are included in this category and represent 16.2% and 17.5% of short-term consumer loans at June 30, 2015 and December 31, 2014, respectively.

        Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 12.3% and 15.0% of medium-term consumer loans at June 30, 2015, and December 31, 2014, respectively.

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

        Discontinued operations:    On May 12, 2014, Insight Holdings was sold to a third party and its consolidated operations have been classified as discontinued operations on the Consolidated Statement of Operations for the three months and six months ended June 30, 2014.

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

        The Company follows the provisions of ASC 820-10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within GAAP and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at June 30, 2015, and December 31, 2014, the carrying amounts in the consolidated financial statements approximate their fair values. Our finance receivables are short term in nature and are originated at prevailing market rates. Our lines of credit bear interest at current market rates.

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

	June 30, 2015
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$111,415	$111,415	1
Restricted cash	4,773	4,773	1
Finance receivables	149,454	149,454	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	205,400	1
12.75% Senior secured notes	25,000	13,000	2
Related party Florida seller notes	10,744	10,744	2
Line of Credit	31,700	31,700	2
Subsidiary Note payable	36,337	36,337	2
Stock repurchase obligation	5,140	5,140	2

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

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after June 30, 2015) through the issuance date of August 12, 2015.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Short-term consumer loans	$86,431	$96,015
Medium-term consumer loans	94,989	97,460

Gross receivables	$181,420	$193,475
Unearned advance fees, net of deferred loan origination costs	(2,683)	(3,443)

Finance receivables before allowance for loan losses	178,737	190,032
Allowance for loan losses	(29,283)	(30,363)

Finance receivables, net	$149,454	$159,669

Finance receivables, net
Current portion	$133,678	$140,418
Non-current portion	15,776	19,251

Total finance receivables, net	$149,454	$159,669

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses by product type for the three months ended June 30, 2015, are as follows:

	Balance 4/1/2015	Provision	Charge-Offs	Recoveries	Balance 6/30/2015	Receivables 6/30/2015	Allowance as a percentage of receivable
Short-term consumer loans	$4,024	$18,635	$(37,156)	$18,959	$4,462	$86,431	5.16%
Medium-term consumer loans	21,734	21,644	(20,394)	1,837	24,821	94,989	26.13%

	$25,758	$40,279	$(57,550)	$20,796	$29,283	$181,420	16.14%

        The provision for loan losses for the three months ended June 30, 2015, also includes losses from returned items from check cashing of $2,283.

        The provision for medium-term consumer loans of $21,644 includes a provision of $163 on loans the Company considered to be troubled debt restructurings.

        Changes in the allowance for loan losses by product type for the six months ended June 30, 2015, are as follows:

	Balance 1/1/2015	Provision	Charge-Offs	Recoveries	Balance 6/30/2015	Receivables 6/30/2015	Allowance as a percentage of receivable
Short-term consumer loans	$5,141	$30,277	$(72,717)	$41,761	$4,462	$86,431	5.16%
Medium-term consumer loans	25,222	39,682	(44,580)	4,497	24,821	94,989	26.13%

	$30,363	$69,959	$(117,297)	$46,258	$29,283	$181,420	16.14%

        The provision for loan losses for the six months ended June 30, 2015, also includes losses from returned items from check cashing of $4,539.

        The provision for short-term consumer loans of $30,277 is net of debt sales of $631 and the provision for medium-term consumer loans of $39,682 includes a provision of $667 on loans the Company considered to be troubled debt restructurings.

        Changes in the allowance for loan losses by product type for the three months ended June 30, 2014 are as follows:

	Balance 4/1/2014	Provision	Charge-Offs	Recoveries	Balance 6/30/2014	Receivables 6/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$4,361	$21,830	$(44,475)	$23,490	$5,206	$120,922	4.31%
Medium-term consumer loans	14,344	16,293	(13,125)	1,578	19,090	79,160	24.12%

	$18,705	$38,123	$(57,600)	$25,068	$24,296	$200,082	12.14%

        The provision for loan losses for the three months ended June 30, 2014, also includes losses from returned items from check cashing of $1,924.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses by product type for the six months ended June 30, 2014, are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 6/30/2014	Receivables 6/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$5,631	$36,412	$(90,265)	$53,428	$5,206	$120,922	4.31%
Medium-term consumer loans	12,377	27,576	(24,132)	3,269	19,090	79,160	24.12%

	$18,008	$63,988	$(114,397)	$56,697	$24,296	$200,082	12.14%

        The provision for loan losses for the six months ended June 30, 2014, also includes losses from returned items from check cashing of $3,546.

        The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2015, and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,103	$1,197	$4,434	$1,481
Provision for loan losses	9,354	4,108	17,328	6,738
Charge-offs, net	(9,428)	(3,470)	(18,733)	(6,384)

Balance, end of period	$3,029	$1,835	$3,029	$1,835

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $44,735 and $52,680 at June 30, 2015, and December 31, 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        The aging of receivables at June 30, 2015, and December 31, 2014, are as follows:

	June 30, 2015		December 31, 2014
Current finance receivables	$160,949	88.7%	$173,522	89.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,274	0.7%	1,185	0.6%
Medium-term consumer loans	12,365	6.8%	12,258	6.3%

Total past due finance receivables (1 - 30 days)	13,639	7.5%	13,443	6.9%

Past due finance receivables (31 - 60 days)
Medium-term consumer loans	4,181	2.3%	4,377	2.3%

Total past due finance receivables (31 - 60 days)	4,181	2.3%	4,377	2.3%

Past due finance receivables (61 - 90 days)
Medium-term consumer loans	2,651	1.5%	2,133	1.1%

Total past due finance receivables (61 - 90 days)	2,651	1.5%	2,133	1.1%

Total delinquent	20,471	11.3%	19,953	10.3%

	$181,420	100.0%	$193,475	100.0%

Note 3. Related Party Transactions and Balances

        A named executive officer has an interest in a limited partnership that owns an interest in a vendor from which the Company purchases telecommunications services. The $251 and $361, respectively, in hardware and services for the three months and six months ended June 30, 2015 was provided to the Company by the vendor at a reduced rate. There were no services provided for the six months ended June 30, 2014. If the Company were to source the service from another vendor, the overall cost of the services would likely increase.

        There were no additional significant new, or changes to existing, related party transactions during the six months ended June 30, 2015.

Note 4. Goodwill and Other Intangible Assets

        Intangible amortization expense for the three months ended June 30, 2015, and 2014 were $519 and $1,218, and for the six months ended June 30, 2015, and 2014 were $1,111 and $2,871, respectively. There were no additional significant changes to goodwill and other intangible assets during the six months ended June 30, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt

        Lines of credit at June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC's assets	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Company assets	31,700	—

	31,700	—
Less current maturities	—	—

Long-term portion	$31,700	$—

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.18% and 0.15% at June 30, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both June 30, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of any unused commitments.

        There were no additional significant changes to pledged assets or debt during the six months ended June 30, 2015.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$3,661	$7,661
Accrued payroll and compensated absences	9,522	7,184
Wire transfers payable	2,400	1,815
Accrual for third-party losses	3,029	4,434
Unearned CSO Fees	5,201	5,925
Deferred rent	1,156	1,141
Bill payment	2,198	3,386
Other	4,433	4,830

	$31,600	$36,376

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        Rental expense totaled $8,047 and $7,592 for the three months ended June 30, 2015, and 2014, and $15,956 and $14,940 for the six months ended June 30, 2015, and 2014, respectively.

        There were no additional significant changes to operating and capital lease commitments during the six months ended June 30, 2015. Lease termination costs of $826 were recorded at June 30, 2015, for the remaining operating lease obligation for closed retail locations.

Note 8. Concentrations of Credit Risks

        The Company's portfolio of finance receivables is comprised of loan agreements with customers living in thirty-four states and consequently such customers' ability to honor their loan agreements may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company's ability to offer loans or similar products in any of the states in which it operates, the Company's financial position could be adversely affected.

        The following table summarizes the allocation of the portfolio balance by state at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$21,910	12.1%	$22,681	11.7%
Arizona	15,301	8.4	16,859	8.7
California	68,025	37.5	71,643	37.0
Florida	9,027	5.0	9,697	5.0
Virginia	15,459	8.5	15,770	8.2
Other retail segment states	27,672	15.3	30,393	15.7
Other internet segment states	24,026	13.2	26,432	13.7

Total	$181,420	100.0%	$193,475	100.0%

        The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oregon, Tennessee, and Utah.

        The other internet segment states are: Alaska, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin, and Wyoming. In addition, DFS UK which is operating in a limited capacity offering loans in the United Kingdom is included in the other internet segment states. DFS Canada and DFS Australia are currently not offering loans.

        In certain markets, the Company offers a CSO product to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $44,735 and $52,680 at June 30, 2015, and December 31, 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Business Combinations

        There were no significant business combinations during the six months ended June 30, 2015.

Note 11. Stock Based Compensation

        Stock-based compensation costs for the three months ended June 30, 2015, and 2014 were $114 and $1,215, and for the six months ended June 30, 2015, and 2014 were $372 and $1,592, respectively. As of June 30, 2015, and 2014, unrecognized stock-based compensation costs to be recognized over future periods approximated $1,159 and $2,617, respectively. At June 30, 2015, the remaining unrecognized compensation expense was $726 for certain awards that vest solely upon a change in control and $433 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining unrecognized compensation expense of $433 is expected to be recognized over a weighted-average period of 1.0 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $464 and $1,047 for the six month periods ended June 30, 2015 and 2014, respectively.

        There were no significant stock option, restricted stock unit, and stock appreciation right activities during the six months ended June 30, 2015.

Note 12. Business Segments

        The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended June 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$524,703		$82,602		$607,305
Goodwill	221,667		—		221,667
Other Intangible Assets	1,058		1,511		2,569
Total Revenues	$97,145	100.0%	$33,119	100.0%	$130,264	100.0%
Provision for Loan Losses	29,555	30.5%	22,361	67.6%	51,916	39.9%
Other Operating Expenses	46,661	48.0%	7,244	21.9%	53,905	41.3%
Operating Gross Profit	20,929	21.5%	3,514	10.5%	24,443	18.8%
Interest Expense, net	10,041	10.3%	5,110	15.4%	15,151	11.6%
Depreciation and Amortization	1,109	1.1%	286	0.9%	1,395	1.1%

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $697 for the three months ended June 30, 2015, have been eliminated.

	As of and for the six months ended June 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$524,703		$82,602		$607,305
Goodwill	221,667		—		221,667
Other Intangible Assets	1,058		1,511		2,569
Total Revenues	$200,527	100.0%	$66,171	100.0%	$266,698	100.0%
Provision for Loan Losses	51,039	25.5%	40,787	61.7%	91,826	34.4%
Other Operating Expenses	90,718	45.2%	12,564	19.0%	103,282	38.8%
Operating Gross Profit	58,770	29.3%	12,820	19.3%	71,590	26.8%
Interest Expense, net	19,333	9.6%	10,026	15.2%	29,359	11.0%
Depreciation and Amortization	2,240	1.1%	570	0.9%	2,810	1.1%

        Intersegment revenues of $1,237 for the six months ended June 30, 2015, have been eliminated.

	As of and for the three months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$93,198	100.0%	$26,242	100.0%	$119,440	100.0%
Provision for Loan Losses	26,815	28.8%	17,340	66.2%	44,155	37.0%
Other Operating Expenses	40,698	43.6%	4,287	16.3%	44,985	37.6%
Operating Gross Profit	25,685	27.6%	4,615	17.5%	30,300	25.4%
Interest Expense, net	8,276	8.9%	5,086	19.4%	13,362	11.2%
Depreciation and Amortization	975	1.0%	430	1.6%	1,405	1.2%

        Intersegment revenues of $754 for the three months ended June 30, 2014, have been eliminated.

	As of and for the six months ended June 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$189,531	100.0%	$49,811	100.0%	$239,342	100.0%
Provision for Loan Losses	46,088	24.3%	28,194	56.7%	74,282	31.0%
Other Operating Expenses	80,780	42.6%	7,269	14.6%	88,049	36.8%
Operating Gross Profit	62,663	33.1%	14,348	28.7%	77,011	32.2%
Interest Expense, net	20,811	11.0%	5,886	11.8%	26,697	11.2%
Depreciation and Amortization	1,904	1.0%	964	1.9%	2,868	1.2%

        Intersegment revenues of $1,268 for the six months ended June 30, 2014, have been eliminated.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Income Taxes

        The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to permanent differences between book and tax. The Company had no liability recorded for unrecognized tax benefits at June 30, 2015 and December 31, 2014.

Note 14. Discontinued Operations

        The Company previously determined that Insight Holdings was a VIE of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been reclassified as a discontinued operation on the consolidated statements of operations for the three months and six months ended June 30, 2015.

        Results from discontinued operations of Insight Holdings for the three months and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:
Card fees	$2,447	$7,494
Other	54	191

Total revenues	2,501	7,685

Operating gross profit	2,501	7,685

Corporate and other expenses
Corporate expenses	2,612	6,846
Depreciation and amortization	379	1,139
Interest expense, net	7	24

Total corporate and other expenses	2,998	8,009

Loss before benefit for income taxes	(497)	(324)

Benefit for income taxes	(199)	(130)

Loss from continuing operations	(298)	(194)
Loss on disposal	(4,460)	(4,391)

Total discontinued operations	$(4,758)	$(4,585)

        There were no discontinued operations for the three months or six months ended June 30, 2015.

Note 15. Transactions with Variable Interest Entities

        The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2015, and

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Transactions with Variable Interest Entities (Continued)

December 31, 2014, the outstanding amount of active consumer loans, which was the Company's maximum exposure, was $44,735 and $52,680, respectively, which were guaranteed by the Company. This guarantee obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $3,029 and $4,434 as of June 30, 2015 and December 31, 2014, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company's Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the "Alabama Revolving Credit Agreement"). Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.4 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company's ability to pay dividends on, or repurchase, its common stock.

        As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided Insight Capital, LLC will be secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of June 30, 2015, and December 31, 2014, and for the six months ended June 30, 2015, and 2014, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The Company's entire guarantor subsidiaries are 100% owned, and all guarantees are full, unconditional, and joint and several.

        Of the entities under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of June 30, 2015, and December 31, 2014, such unrestricted subsidiaries had total assets of $105,261 and $90,718 and total liabilities of $79,606 and $69,380, respectively, and for the six months ended June 30, 2015, and 2014 had total revenues of $47,609 and $17,717, total operating expenses of $28,082 and $12,157, and income before income taxes of $12,103 and $1,264, respectively. As described in Note 14 above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. For the six months ended June 30, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
June 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$79,667	$31,748	$—	$111,415
Restricted cash	—	4,773	—	—	4,773
Finance receivables, net	—	98,462	38,879	(3,663)	133,678
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,547	—	—	2,547
Other current assets	—	59,016	88	(34,667)	24,437
Deferred tax asset, net	—	12,770	—	—	12,770

Total current assets	—	258,350	70,715	(38,330)	290,735
Noncurrent Assets
Investment in Subsidiaries	400,823	16,768	—	(417,591)	—
Finance receivables, net	—	15,776	—	—	15,776
Property, leasehold improvements and equipment, net	—	43,071	2,854	—	45,925
Goodwill	—	190,632	31,035	—	221,667
Other intangible assets	—	2,319	250	—	2,569
Security deposits	—	2,481	167	—	2,648
Deferred tax asset, net	—	18,932	—	—	18,932
Deferred debt issuance costs	8,633	180	240	—	9,053

Total assets	$409,456	$548,509	$105,261	$(455,921)	$607,305

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	—	1,263	117	—	$1,380
Current portion of related party Florida seller notes	—	—	2,756	—	2,756
Current portion of subsidiary note payable	—	211	35,000	—	35,211
CCFI Funding Notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,064	—	—	3,064
Accrued interest	8,057	14	1,157	(1,029)	8,199
Money orders payable	—	12,474	—	—	12,474
Accounts payable and accrued liabilities	—	41,572	21,976	(31,948)	31,600

Total current liabilities	8,057	58,598	66,359	(38,330)	94,684
Noncurrent Liabilities
Lines of credit	31,700	—	—	—	31,700
Subsidiary note payable	—	1,126	—	—	1,126
Capital lease obligation	—	1,767	119	—	1,886
Stock repurchase obligation	—	—	5,140	—	5,140
Related party Florida seller notes	—	—	7,988	—	7,988
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	1,492	—	—	1,492

Total liabilities	459,757	62,983	79,606	(38,330)	564,016

Stockholders' Equity (Deficit)	(50,301)	485,526	25,655	(417,591)	43,289

Total liabilities and stockholders' equity	$409,456	$548,509	$105,261	$(455,921)	$607,305

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Six Months Ended June 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$124,451	$38,578	$—	$163,029
Credit service fees	—	52,934	—	—	52,934
Check cashing fees	—	30,893	7,145	(4,600)	33,438
Card fees	—	4,213	270	—	4,483
Dividend	—	10,000	—	(10,000)	—
Other	—	13,087	1,616	(1,889)	12,814

Total revenues	—	235,578	47,609	(16,489)	266,698

Operating expenses:
Salaries and benefits	—	37,740	3,396	—	41,136
Provision for loan losses	—	72,065	19,761	—	91,826
Occupancy	—	13,531	1,765	—	15,296
Advertising and marketing	—	13,099	441	(1,237)	12,303
Lease termination costs		788	38		826
Depreciation and amortization	—	4,405	479	—	4,884
Other	—	31,235	2,202	(4,600)	28,837

Total operating expenses	—	172,863	28,082	(5,837)	195,108

Operating gross profit	—	62,715	19,527	(10,652)	71,590

Corporate expenses	—	41,711	931	(121)	42,521
Depreciation and amortization	—	2,390	420	—	2,810
Interest expense, net	25,239	949	3,702	(531)	29,359
Interest expense allocation	(25,239)	23,878	1,361	—	—
Market value of stock repurchase obligation	—	—	1,010	—	1,010

Total corporate and other expenses	—	68,928	7,424	(652)	75,700

Income (loss) before income taxes	—	(6,213)	12,103	(10,000)	(4,110)
Provision (benefit) for income taxes	—	(2,478)	4,826	(3,987)	(1,639)

Net income (loss)	$—	$(3,735)	$7,277	$(6,013)	$(2,471)

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Six Months Ended June 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$157,494	$10,951	$(339)	$168,106
Credit service fees	—	12,520	—	—	12,520
Check cashing fees	—	36,560	5,057	—	41,617
Card fees	—	3,212	118	—	3,330
Dividend	—	4,000	—	(4,000)	—
Other	—	13,464	1,591	(1,286)	13,769

Total revenues	—	227,250	17,717	(5,625)	239,342

Operating expenses:
Salaries and benefits	—	33,263	3,310	—	36,573
Provision for loan losses	—	69,537	4,745	—	74,282
Occupancy	—	12,675	1,688	—	14,363
Advertising and marketing	—	8,012	345	(755)	7,602
Depreciation and amortization	—	3,583	374	—	3,957
Other	—	24,085	1,695	(226)	25,554

Total operating expenses	—	151,155	12,157	(981)	162,331

Operating gross profit	—	76,095	5,560	(4,644)	77,011

Corporate expenses	—	38,025	1,843	(305)	39,563
Depreciation and amortization	—	2,270	598	—	2,868
Interest expense, net	25,030	111	1,895	(339)	26,697
Interest expense allocation	(25,030)	25,030	—	—	—
Market value of stock repurchase obligation	—	—	(40)	—	(40)

Total corporate and other expenses	—	65,436	4,296	(644)	69,088

Income before income taxes	—	10,659	1,264	(4,000)	7,923
Provision for income taxes	—	4,340	515	(1,629)	3,226

Income from continuing operations	—	6,319	749	(2,371)	4,697
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)

Net income (loss)	$—	$6,319	$(3,836)	$(2,371)	$112

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended June 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,157	$61,545	$34,575	$97,277

Cash flows from investing activities
Net receivables originated	—	(64,021)	(17,459)	(81,480)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(11,114)	(510)	(11,624)

Net cash used in investing activities	—	(75,945)	(17,969)	(93,914)

Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(200)	—	(200)
Payments on related party Florida seller notes	—	—	(1,500)	(1,500)
Payments on capital lease obligations, net	—	(946)	(52)	(998)
Proceeds from lines of credit	31,700	—	—	31,700
Intercompany activities	(31,985)	31,985	—	—
Debt issuance costs	(872)	(144)	(68)	(1,084)

Net cash provided by (used in) financing activities	(1,157)	30,695	780	30,318

Net increase in cash and cash equivalents	—	16,295	17,386	33,681
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734

Ending	$—	$79,667	$31,748	$111,415

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended June 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,097	$85,166	$7,044	$93,307

Cash flows from investing activities
Net receivables originated	—	(66,396)	(12,361)	(78,757)
Net acquired assets, net of cash	—	(702)	(1,318)	(2,020)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(8,529)	(761)	(9,290)

Net cash used in investing activities	—	(68,896)	(18,371)	(87,267)

Cash flows from financing activities
Proceeds from subsidiary note	—	—	17,250	17,250
Payments on capital lease obligations, net	—	(141)	124	(17)
Net advances on lines of credit	11,664	—	—	11,664
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	(12,761)	12,761	—	—
Repurchase of restricted stock units	—	(107)	—	(107)
Debt issuance costs	—	(216)	—	(216)

Net cash provided by (used in) financing activities	(1,097)	12,297	17,281	28,481

Net increase in cash and cash equivalents	—	28,567	5,954	34,521
Cash and cash equivalents:
Beginning	—	84,433	5,878	90,311

Ending	$—	$113,000	$11,832	$124,832

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words "anticipate," "estimate," "expect," "objective," "goal," "project," "intend," "plan," "believe," "will," "should," "may," "target," "forecast," "guidance," "outlook," and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected revenues, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management's then current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

Overview

        We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of June 30, 2015, we operated 542 retail locations across 15 states and in 32 states via the internet.

        Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer's needs or desires. We want to achieve a superior level of customer satisfaction resulting in increased market penetration and value creation. Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products. We have achieved organic growth through increased market share and expanded our customer relationships through our additional product offerings.

Factors Affecting Our Results of Operations

Retail Platform

        We have selectively grown our retail location count and internet presence to increase our market share. During the six months ended June 30, 2015, we opened 25 retail locations. Based on expected regulatory changes, we have made the strategic decision to suspend new retail location openings and have begun to consolidate underperforming retail locations. The retail locations that closed during the second quarter had direct costs of $2.8 million for the prior twelve months. Additionally, we decreased our workforce by 3.8% since March 31, 2015 through retail locations closure and overall workforce reduction efforts creating annualized savings of roughly $5.3 million.

        The chart below sets forth certain information regarding our retail presence and number of states served via the internet for the year ended December 31, 2014, and the six months ended June 30, 2015.

	Year Ended December 31, 2014	Six Months Ended June 30, 2015
# of Locations
Beginning of Period	516	530
Opened	25	25
Closed	11	13

End of Period	530	542

Number of states served by our internet operations	24	32

        The following table provides the geographic composition of our physical locations as of December 31, 2014, and June 30, 2015:

	December 31, 2014	June 30, 2015
Alabama	36	41
Arizona	40	38
California	156	154
Florida	63	64
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	15	15
Michigan	14	14
Missouri	7	7
Ohio	96	96
Oregon	3	2
Tennessee	25	30
Utah	10	11
Virginia	27	32

	530	542

        We also provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. Additionally, DFS UK operates in a limited capacity offering loans in the United Kingdom. DFS Canada and DFS Australia are not currently offering loans.

Changes in Legislation

        In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

Product Characteristics and Mix

        As we expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. In addition, the shift in mix to longer term loans has resulted in, and is expected to result in, higher loan loss reserves. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, the availability of direct deposit to the Insight card as an alternative to check cashing, extends the customer relationship and increases our revenues associated with the Insight prepaid card.

Expenses

        Our operating expenses relate primarily to the operation of our retail locations and internet presence, including salaries and benefits, retail location occupancy costs, call center costs, internet advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, advertising, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our majority stockholders.

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale as we continue to grow our business.

Critical Accounting Policies

        Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, equity method investments, goodwill, stock based compensation, stock repurchase obligation, and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management's control.

        Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

        Finance receivables consist of short-term and medium-term consumer loans.

        Short-term consumer loan can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary to permit charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 17.5% and 16.2% of short-term consumer loans at December 31, 2014 and June 30, 2015, respectively.

        Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 15.0% and 12.3% of medium-term consumer loans at December 31, 2014, and June 30, 2015, respectively.

        In some instances, we maintain debt-purchasing arrangements with third- party lenders. We accrue for these obligations through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2014, and June 30, 2015, were $159.7 million and $149.5 million, respectively. The allowance for loan losses as of December 31, 2014, and June 30, 2015, were $30.4 million and $29.3 million, respectively. At December 31, 2014, and June 30, 2015, the allowance for loan losses was 16.0% and 16.4%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2014, and June 30, 2015, are as follows (in thousands):

	December 31, 2014	June 30, 2015
Finance Receivables, net of unearned advance fees	$190,032	$178,737
Less: Allowance for loan losses	30,363	29,283

Finance Receivables, Net	$159,669	$149,454

        The total changes to the allowance for loan losses for the three months ended June 30, 2014 and 2015 and the six months ended June 30, 2014, and 2015, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Allowance for loan losses
Beginning of Period	$18,705	$25,758	$18,008	$30,363
Provisions for loan losses	38,123	40,279	63,988	69,959
Charge-offs, net	(32,532)	(36,754)	(57,700)	(71,039)

End of Period	$24,296	$29,283	$24,296	$29,283

Allowance as a percentage of finance receivables, net of unearned advance fees	12.5%	16.4%	12.5%	16.4%

        The provision for loan losses for the three months ended June 30, 2014, and 2015 includes losses from returned items from check cashing of $1.9 million and $2.3 million, respectively, and third party lender losses of $4.1 million and $9.4 million, respectively. The provision for loan losses for the six months ended June 30, 2014, and 2015 includes losses from returned items from check cashing of $3.5 million and $4.5 million, respectively, and third party lender losses of $6.7 million and $17.3 million, respectively. The increase in third party lender losses is consistent with our transition to a CSO product in certain markets.

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

        Equity method investments represent investments over which we exercise significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, our investment in Insight Holdings was accounted for under the equity method. As a result of extending a line of credit, we consolidated Insight Holdings from April 1, 2013, until May 12, 2014. It is now treated as a discontinued operation.

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

        There was no impairment loss charged to operations for goodwill for either retail financial services or internet financial services during the six months ended June 30, 2014, and 2015.

Income Taxes

        We record income taxes as applicable under GAAP. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. We recorded valuation allowances for the de-consolidation of Insight Holdings and our foreign operations.

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

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the six months ended June 30, 2015, we had six non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor). As of June 30, 2015, of the entities classified as "Non-Guarantor Subsidiaries", Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on June 19, 2014. As of June 30, 2015 and December 31, 2014, these unrestricted subsidiaries had total assets of $105.3 million and $90.7 million and total liabilities of $79.6 million and $69.4 million, respectively. For the six months ended June 30, 2015 and 2014 they had total revenues of $47.6 million and $17.7 million, total operating expenses of $28.1 million and $12.2 million, and income before income taxes of $12.1 million and $1.3 million, respectively.

        Insight Holdings is also classified as a "Non-Guarantor Subsidiary" because we consolidated the entity as of April 1, 2013. For the three months and six months ended June 30, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

        The following table sets forth key operating data for the three months ended June 30, 2014 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Total Revenues	$119,440	$130,264	$10,824	9.1%	100.0%	100.0%
Operating Expenses
Salaries and benefits	18,521	20,575	2,054	11.1%	15.5%	15.8%
Provision for losses	44,155	51,916	7,761	17.6%	37.0%	39.9%
Occupancy	7,385	7,719	334	4.5%	6.2%	5.9%
Advertising and marketing	4,146	7,501	3,355	80.9%	3.4%	5.7%
Lease termination coasts	—	826	826	100.0%	0.0%	0.6%
Depreciation and amortization	2,003	2,491	488	24.4%	1.7%	1.9%
Other operating expenses	12,930	14,793	1,863	14.4%	10.8%	11.4%

Total Operating Expenses	89,140	105,821	16,681	18.7%	74.6%	81.2%

Operating Gross Profit	30,300	24,443	(5,857)	(19.3)%	25.4%	18.8%

Corporate and other expenses
Corporate expenses	18,442	21,458	3,016	16.4%	15.4%	16.5%
Depreciation and amortization	1,405	1,395	(10)	(0.7)%	1.2%	1.1%
Interest expense, net	13,362	15,151	1,789	13.4%	11.2%	11.6%
Market value of stock repurchase obligation	16	1,020	1,004	6275.0%	0.0%	0.8%
Income tax benefit	(1,226)	(5,911)	(4,685)	382.1%	(1.0)%	(4.5)%

Total corporate and other expenses	31,999	33,113	1,114	3.5%	26.8%	25.5%

Net loss before management fee	(1,699)	(8,670)	(6,971)	410.3%	(1.4)%	(6.7)%
Sponsor Management Fee	302	244	(58)	(19.2)%	0.3%	0.2%
Discontinued operations	4,758	—	(4,758)	(100.0)%	4.0%	0.0%

Net Loss	$(6,759)	$(8,914)	$(2,155)	31.9%	(5.7)%	(6.8)%

Operating Metrics

        The following tables set forth key loan and check cashing operating data as of and for the three months ended June 30, 2014, and 2015:

	Three Months Ended June 30,
	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$527,309	$359,189
Number of loan transactions (in thousands)	1,245	938
Average new loan size	$423	$383
Average fee per new loan	$45.63	$47.30
Loan loss provision	$21,830	$18,635
Loan loss provision as a percentage of loan volume	4.1%	5.2%
Secured loans as percentage of total at June 30th	12.1%	16.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$79,160	$94,989
Number of loans outstanding	60,912	70,664
Average balance outstanding	$1,300	$1,344
Weighted average monthly percentage rate	17.2%	16.7%
Allowance as a percentage of finance receivables	24.1%	26.1%
Loan loss provision	$16,293	$21,644
Secured loans as a percentage of total at June 30th	16.2%	12.3%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$702,000	$671,098
Number of checks cashed (in thousands)	1,463	1,154
Face amount of average check	$480	$582
Average fee per check	$13.59	$14.09
Returned check expense	$1,924	$2,283
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$56,834	$44,347	$(12,487)	(22.0)%	47.6%	34.0%
Medium-term Consumer Loan Fees and Interest	28,160	36,063	7,903	28.1%	23.6%	27.7%
Credit Service Fees	6,359	25,547	19,188	301.7%	5.3%	19.6%
Check Cashing Fees	19,880	16,261	(3,619)	(18.2)%	16.6%	12.5%
Prepaid Debit Card Services	1,807	2,191	384	21.3%	1.5%	1.7%
Other Income	6,400	5,855	(545)	(8.5)%	5.4%	4.5%

Total Revenue	$119,440	$130,264	$10,824	9.1%	100.0%	100.0%

        For the three months ended June 30, 2015, total revenue increased by $10.8 million, or 9.1%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio, the successful transition to the CSO product, and new retail locations.

        Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2015, decreased $12.5 million, or 22.0%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our portfolio to the CSO product in certain markets, partially offset by revenue growth in markets as a result of new retail locations.

        Revenue from medium-term consumer loans for the three months ended June 30, 2015, increased $7.9 million, or 28.1%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio. The continued shift in portfolio towards medium-term consumer loan revenue and the relative growth of this category results in an expansion of provision for loan losses for the quarter.

        Revenue from credit service fees for the three months ended June 30, 2015, increased $19.2 million, or 301.7%, compared to the same period in 2014. Credit service fee revenue increased as a result of the successful transition from short-term consumer loans in certain markets to the CSO product.

        The total quarterly growth rate of 9.1% represents a decline from our recent quarterly trajectory. This lower growth rate reflects recent retail location closures and a heightened focus on underwriting.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$18,521	$20,575	$2,054	11.1%	15.5%	15.8%
Provision for Loan Losses	44,155	51,916	7,761	17.6%	37.0%	39.9%
Occupancy	7,385	7,719	334	4.5%	6.2%	5.9%
Advertising & Marketing	4,146	7,501	3,355	80.9%	3.5%	5.8%
Lease Termination Costs	—	826	826	100.0%	0.0%	0.6%
Depreciation & Amortization	2,003	2,491	488	24.4%	1.7%	1.9%
Bank Charges	1,246	1,408	162	13.0%	1.0%	1.1%
Store Supplies	794	734	(60)	(7.6)%	0.7%	0.6%
Collection Expenses	738	764	26	3.5%	0.6%	0.6%
Telecommunications	1,621	1,709	88	5.4%	1.4%	1.3%
Security	660	830	170	25.8%	0.6%	0.6%
License & Other Taxes	408	414	6	1.5%	0.3%	0.3%
Other Operating Expenses	7,463	8,934	1,471	19.7%	6.1%	6.8%

Total Operating Expenses	89,140	105,821	16,681	18.7%	74.6%	81.2%

Operating Gross Profit	$30,300	$24,443	$(5,857)	(19.3)%	25.4%	18.8%

        Operating margin was negatively impacted by the confluence of new retail location openings along with retail location closures during the quarter. We expect those initiatives to enhance margin in the future, however, they negatively impacted the quarterly performance.

        Salaries and benefits, as a percentage of revenue, increased from 15.5% to 15.8% as compared to the prior year as a result of new retail locations and the costs of closures.

        The provision for loan losses grew $7.8 million, or from 37.0% to 39.9% of revenue, for the three months ended June 30, 2015, primarily due to the growth of medium-term products and higher provisioning associated with new retail locations. The Company's continued shift towards longer term products continue to necessitate higher overall reserves.

        As a percentage of revenue, occupancy decreased from 6.2% to 5.9% as compared to the prior year. The decrease is a result of the realization of operating leverage from expanding our revenue through portfolio growth.

        Advertising and marketing expense increased by $3.4 million, or 80.9%, for the three months ended June 30, 2015, as compared to the prior period, primarily due to an acceleration of marketing activities focused on medium-term product expansion.

        Lease termination costs represent the remaining lease obligation for closed retail locations as a result of retail location consolidation.

        Other operating expenses increased by $1.5 million, or 19.7%, for the three months ended June 30, 2015, as compared to the prior period, primarily as a result of costs associated with expanding our internet portfolio and new retail locations.

Corporate and Other Expenses

	Three Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$18,442	$21,458	$3,016	16.4%	15.3%	16.4%
Depreciation & Amortization	1,405	1,395	(10)	(0.7)%	1.2%	1.1%
Sponsor Management Fee	302	244	(58)	(19.2)%	0.3%	0.2%
Interest expense, net	13,362	15,151	1,789	13.4%	11.2%	11.6%
Stock Repurchase Obligation	16	1,020	1,004	6275.0%	0.0%	0.8%
Discontinued Operations	4,758	—	(4,758)	0.0%	4.0%	0.0%
Income tax benefit	(1,226)	(5,911)	(4,685)	382.1%	(1.0)%	(4.5)%

Total Corporate and Other Expenses	$37,059	$33,357	$(3,702)	(10.0)%	31.0%	25.6%

        The increase in Corporate Expenses for the three months ended June 30, 2015 as compared to prior year is primarily the result of growing our corporate compliance and information technology functions.

        The stock repurchase obligation is carried at fair market value. The increase of $1.0 million for the three months ended June 30, 2015 as compared to the prior period is due to an increase in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Three Months Ended June 30, 2015, and June 30, 2014

        The following tables present summarized financial information for our segments:

	As of and for the three months ended June 30, 2015
(dollars in thousands)	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$524,703		$82,602		$607,305
Goodwill	221,667		—		221,667
Other Intangible Assets	1,058		1,511		2,569
Total Revenues	$97,145	100.0%	$33,119	100.0%	$130,264	100.0%
Provision for Loan Losses	29,555	30.5%	22,361	67.6%	51,916	39.9%
Other Operating Expenses	46,661	48.0%	7,244	21.9%	53,905	41.3%
Operating Gross Profit	20,929	21.5%	3,514	10.5%	24,443	18.8%
Interest Expense, net	10,041	10.3%	5,110	15.4%	15,151	11.6%
Depreciation and Amortization	1,109	1.1%	286	0.9%	1,395	1.1%

        Intersegment revenues of $0.7 million for the three month period ending June 30, 2015, have been eliminated.

	As of and for the three months ended June 30, 2014
(dollars in thousands)	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$93,198	100.0%	$26,242	100.0%	$119,440	100.0%
Provision for Loan Losses	26,815	28.8%	17,340	66.2%	44,155	37.0%
Other Operating Expenses	40,698	43.6%	4,287	16.3%	44,985	37.6%
Operating Gross Profit	25,685	27.6%	4,615	17.5%	30,300	25.4%
Interest Expense, net	8,276	8.9%	5,086	19.4%	13,362	11.2%
Depreciation and Amortization	975	1.0%	430	1.6%	1,405	1.2%

        Intersegment revenues of $0.8 million for the three month period ending June 30, 2014, have been eliminated.

Retail Financial Services

        Retail financial services represented 74.6%, or $97.1 million, of consolidated revenues for the three months ended June 30, 2015, which was an increase of $3.9 million, or 4.2%, over the prior period due to new retail locations, as well as strong organic growth in our medium-term consumer loan portfolios.

        The provision for loan losses increased as a percentage of revenue as a result of the continued shift to longer term products and the higher provisioning related to new retail locations. Other operating expenses increased as a percentage of revenue primarily due to new retail locations. New retail locations require a period of time to gain market share and revenue prior to achieving operating leverage. Higher provisioning and the impact of new retail locations reduced overall gross profit as a percentage of revenue.

Internet Financial Services

        For the three months ended June 30, 2015, total revenues contributed by our internet financial services segment was $33.1 million, an increase of $6.9 million, or 26.2%, over the prior year comparable period. As we expand this segment, the mix of products shifted towards medium-term products resulting in higher provision for loan losses.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

        The following table sets forth key operating data for the six months ended June 30, 2014 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Total Revenues	$239,342	$266,698	$27,356	11.4%	100.0%	100.0%
Operating Expenses
Salaries and benefits	36,573	41,136	4,563	12.5%	15.3%	15.4%
Provision for losses	74,282	91,826	17,544	23.6%	31.0%	34.4%
Occupancy	14,363	15,296	933	6.5%	6.0%	5.7%
Advertising and marketing	7,602	12,303	4,701	61.8%	3.2%	4.6%
Lease termination coasts	—	826	826	100.0%	0.0%	0.3%
Depreciation and amortization	3,957	4,884	927	23.4%	1.6%	1.8%
Other operating expenses	25,554	28,837	3,283	12.8%	10.7%	11.0%

Total Operating Expenses	162,331	195,108	32,777	20.2%	67.8%	73.2%

Operating Gross Profit	77,011	71,590	(5,421)	(7.0)%	32.2%	26.8%

Corporate and other expenses
Corporate expenses	38,923	42,000	3,077	7.9%	16.3%	15.7%
Depreciation and amortization	2,868	2,810	(58)	(2.0)%	1.2%	1.1%
Interest expense, net	26,697	29,359	2,662	10.0%	11.1%	11.0%
Market value of stock repurchase obligation	(40)	1,010	1,050	(2625.0)%	0.0%	0.4%
Income tax expense (benefit)	3,226	(1,639)	(4,865)	(150.8)%	1.3%	(0.6)%

Total corporate and other expenses	71,674	73,540	1,866	2.6%	29.9%	27.6%

Net income (loss) before management fee	5,337	(1,950)	(7,287)	(136.5)%	2.2%	(0.7)%
Sponsor Management Fee	640	521	(119)	(18.6)%	0.3%	0.2%
Discontinued operations	4,585	—	(4,585)	0.0%	1.9%	0.0%

Net Income (Loss)	$112	$(2,471)	$(2,583)	(2306.3)%	0.0%	(0.9)%

Operating Metrics

        The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2014 and 2015:

	Six Months Ended June 30,
	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,038,156	$710,626
Number of loan transactions (in thousands)	2,429	1,835
Average new loan size	$427	$387
Average fee per new loan	$47.26	$48.86
Loan loss provision	$36,412	$30,277
Loan loss provision as a percentage of loan volume	3.5%	4.3%
Secured loans as percentage of total at June 30th	12.1%	16.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$79,160	$94,989
Number of loans outstanding	60,912	70,664
Average balance outstanding	$1,300	$1,344
Weighted average monthly percentage rate	17.2%	16.7%
Allowance as a percentage of finance receivables	24.1%	26.1%
Loan loss provision	$27,576	$39,682
Secured loans as a percentage of total at June 30th	16.2%	12.3%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,449,409	$1,347,916
Number of checks cashed (in thousands)	2,861	2,226
Face amount of average check	$507	$606
Average fee per check	$14.55	$15.02
Returned check expense	$3,546	$4,539
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$114,780	$89,651	$(25,129)	(21.9)%	48.0%	33.7%
Medium-term Consumer Loan Fees and Interest	53,326	73,378	20,052	37.6%	22.3%	27.5%
Credit Service Fees	12,520	52,934	40,414	322.8%	5.2%	19.8%
Check Cashing Fees	41,617	33,438	(8,179)	(19.7)%	17.4%	12.5%
Prepaid Debit Card Services	3,330	4,483	1,153	34.6%	1.4%	1.7%
Other Income	13,769	12,814	(955)	(6.9)%	5.7%	4.8%

Total Revenue	$239,342	$266,698	$27,356	11.4%	100.0%	100.0%

        For the six months ended June 30, 2015, total revenue increased by $27.4 million, or 11.4%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio, the successful transition to the CSO product, and new retail locations.

        Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2015 decreased $25.1 million, or 21.9%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our portfolio to the CSO product in certain markets, partially offset by revenue growth in markets as a result of new retail locations.

        Revenue from medium-term consumer loans for the six months ended June 30, 2015 increased $20.1 million, or 37.6%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio. The continued shift in portfolio towards medium-term consumer loan revenue and the relative growth of this category resulted in an increase in the provision for loan losses for the year.

        Revenue from credit service fees for the six months ended June 30, 2015 increased $40.4 million, or 322.8%, compared to the same period in 2014. Credit service fee revenue increased as a result of the successful transition from short-term consumer loans in certain markets to the CSO product.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$36,573	$41,136	$4,563	12.5%	15.3%	15.4%
Provision for Loan Losses	74,282	91,826	17,544	23.6%	31.0%	34.4%
Occupancy	14,363	15,296	933	6.5%	6.0%	5.7%
Advertising & Marketing	7,602	12,303	4,701	61.8%	3.2%	4.6%
Lease Termination Costs	—	826	826	100.0%	0.0%	0.3%
Depreciation & Amortization	3,957	4,884	927	23.4%	1.7%	1.8%
Bank Charges	2,446	2,881	435	17.8%	1.0%	1.1%
Store Supplies	1,796	1,534	(262)	(14.6)%	0.8%	0.6%
Collection Expenses	1,698	1,608	(90)	(5.3)%	0.7%	0.6%
Telecommunications	3,195	3,387	192	6.0%	1.3%	1.3%
Security	1,299	1,505	206	15.9%	0.5%	0.6%
License & Other Taxes	755	951	196	26.0%	0.3%	0.4%
Other Operating Expenses	14,365	16,971	2,606	18.1%	6.0%	6.4%

Total Operating Expenses	162,331	195,108	32,777	20.2%	67.8%	73.2%

Operating Gross Profit	$77,011	$71,590	$(5,421)	(7.0)%	32.2%	26.8%

        Excluding provision for loan losses, total operating expenses increased by $15.2 million, or from 36.8% to 38.7% of revenue, for the six months ended June 30, 2015, compared to the prior period, primarily due to expanding our portfolios and new retail locations.

        Salaries and benefits, as a percentage of revenue, increased from 15.3% to 15.4% as compared to the prior year as a result of new retail locations and the costs of closures.

        The provision for loan losses grew $17.5 million, or from 31.0% to 34.4% of revenue, for the six months ended June 30, 2015, due to growth of medium-term products, and higher provisioning associated with new retail locations. There is a continuing general shift towards longer term products which necessitates a higher overall reserve.

        As a percentage of revenue, occupancy decreased from 6.0% to 5.7% as compared to the prior year. The decrease is a result of the realization of operating leverage from expanding our revenue through portfolio growth.

        Advertising and marketing expense increased by $4.7 million, or 61.8%, for the six months ended June 30, 2015, as compared to the prior period, primarily due to an acceleration of marketing activities focused on medium-term product expansion.

        Lease termination costs represent the remaining lease obligation for closed retail locations as a result of retail location consolidation.

        Other operating expenses increased by $2.6 million, or 18.1%, for the six months ended June 30, 2015, as compared to the prior period, primarily as a result of new retail locations, and costs associated with expanding our internet portfolio.

Corporate and Other Expenses

	Six Months Ended June 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$38,923	$42,000	$3,077	7.9%	16.3%	15.7%
Depreciation & Amortization	2,868	2,810	(58)	(2.0)%	1.2%	1.1%
Sponsor Management Fee	640	521	(119)	(18.6)%	0.3%	0.2%
Interest expense, net	26,697	29,359	2,662	10.0%	11.1%	11.0%
Stock Repurchase Obligation	(40)	1,010	1,050	(2625.0)%	0.0%	0.4%
Discontinued Operations	4,585	—	(4,585)	(100.0)%	1.9%	0.0%
Income tax expense (benefit)	3,226	(1,639)	(4,865)	(150.8)%	1.3%	(0.6)%

Total Corporate and Other Expenses	$76,899	$74,061	$(2,838)	(3.7)%	32.1%	27.8%

        The increase in Corporate Expenses for the six months ended June 30, 2015 as compared to prior year is primarily the result of growing our corporate compliance and information technology functions.

        The stock repurchase obligation is carried at fair market value. The increase of $1.1 million for the six months ended June 30, 2015, as compared to the prior period is due to an increase in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Six Months Ended June 30, 2015, and June 30, 2014

        The following tables present summarized financial information for our segments:

	As of and for the six months ended June 30, 2015
(dollars in thousands)	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$524,703		$82,602		$607,305
Goodwill	221,667		—		221,667
Other Intangible Assets	1,058		1,511		2,569
Total Revenues	$200,527	100.0%	$66,171	100.0%	$266,698	100.0%
Provision for Loan Losses	51,039	25.5%	40,787	61.7%	91,826	34.4%
Other Operating Expenses	90,718	45.2%	12,564	19.0%	103,282	38.8%
Operating Gross Profit	58,770	29.3%	12,820	19.3%	71,590	26.8%
Interest Expense, net	19,333	9.6%	10,026	15.2%	29,359	11.0%
Depreciation and Amortization	2,240	1.1%	570	0.9%	2,810	1.1%

        Intersegment revenues of $1.2 million for the six month period ending June 30, 2015 have been eliminated.

	As of and for the six months ended June 30, 2014
(dollars in thousands)	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Consolidated	% of Revenue
Total Assets	$588,477		$75,679		$664,156
Goodwill	282,242		13,458		295,700
Other Intangible Assets	2,447		2,424		4,871
Total Revenues	$189,531	100.0%	$49,811	100.0%	$239,342	100.0%
Provision for Loan Losses	46,088	24.3%	28,194	56.7%	74,282	31.0%
Other Operating Expenses	80,780	42.6%	7,269	14.6%	88,049	36.8%
Operating Gross Profit	62,663	33.1%	14,348	28.7%	77,011	32.2%
Interest Expense, net	20,811	11.0%	5,886	11.8%	26,697	11.2%
Depreciation and Amortization	1,904	1.0%	964	1.9%	2,868	1.2%

        Intersegment revenues of $1.3 million for the six month period ending June 30, 2014 have been eliminated.

Retail Financial Services

        Retail financial services represented 75.2%, or $200.5 million, of consolidated revenues for the six months ended June 30, 2015, which was an increase of $11.0 million, or 5.8%, over the prior period due to new retail locations, as well as organic growth in our medium-term consumer loan portfolios.

        The provision for loan losses increased as a percentage of revenue as a result of the continued shift to longer term products and the higher provisioning primarily related to new retail locations. Other operating expenses increased as a percentage of revenue due to new retail locations. New retail locations require a period of time to gain market share and revenue prior to achieving operating leverage. Higher provisioning and the impact of new retail locations reduced overall gross profit as a percentage of revenue.

Internet Financial Services

        For the six months ended June 30, 2015, total revenues contributed by our internet financial services segment was $66.2 million, an increase of $16.4 million, or 32.8%, over the prior year comparable period. As we expand this segment, the mix of products shifted towards medium-term products resulting in higher provision for loan losses.

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

Six Month Cash Flow Analysis

        The table below summarizes our cash flows for the six months ended June 30, 2014, and 2015.

	Six Months Ended June 30,
(in thousands)	2014	2015
Net Cash Provided by Operating Activities	$93,307	$97,277
Net Cash Used in Investing Activities	(87,267)	(93,914)
Net Cash Provided by Financing Activities	28,481	30,318

Net Increase in Cash and Cash Equivalents	$34,521	$33,681

        Cash Flows from Operating Activities.    During the six months ended June 30, 2015, net cash provided by operating activities was $97.3 million compared to $93.3 million during the prior year comparable period, an increase of $4.0 million. Cash flows from operating activities increased primarily due to the net loss, net of the non-cash impact of increased provisioning in 2015.

        Cash Flows from Investing Activities.    During the six months ended June 30, 2015, net cash used in investing activities was $93.9 million. The primary uses of cash were the net origination of $81.5 million of loans and $11.6 million in capital expenditures as we continue to grow our portfolios and retail location counts. During the six months ended June 30, 2014, net cash used in investing activities was $87.3 million primarily due to loan originations and capital expenditures.

        Cash Flows from Financing Activities.    During the six months ended June 30, 2015, net cash provided by financing activities was $30.3 million. The primary sources of cash were a $31.7 million draw on our revolving credit facility and a $2.4 million draw on our subsidiary note. During the six months ended June 30, 2014, net cash provided by financing activities was $28.5 million primarily due to draws on our revolving credit facility and subsidiary note.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of December 31, 2014, and June 30, 2015, we were in compliance with these covenants.

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.18% and 0.15% at June 30, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both June 30, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the six months ended June 30, 2014, and 2015, we spent $9.3 million and $11.6 million, respectively, on capital expenditures. The increase is primarily due to opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets.

Seasonality

        Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refund checks. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

        A non-guarantor subsidiary of ours issued a series of related party seller notes as a portion of the consideration for the acquisition of 54 retail locations in Florida ("Florida Acquisition"). The related party Florida seller notes are secured by the assets of the subsidiary. All of the related party Florida seller notes that remain outstanding mature in August 2016. The related party Florida seller notes contain certain covenants and provisions which are enforceable upon the non-guarantor subsidiary. The related party Florida seller notes are non-recourse to us and the guarantor subsidiaries. This non-guarantor subsidiary may offset against the related party Florida seller notes for certain adjustments and indemnification related to the Florida Acquisition.

        The $8.0 million and $9.0 million non-guarantor notes were amended to provide the non-guarantor subsidiary obligor the option to prepay the notes at a 15% discount from October 1, 2014 through September 30, 2015.

        On June 19, 2014, we created a non-guarantor subsidiary in order to fund growth in our internet portfolios. The non-guarantor subsidiary funding came from a $35.0 million subsidiary note, which was used to purchase loans from guarantor subsidiaries.

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

Loan Portfolio

        As of June 30, 2015, we offered loans in 34 states and had a small internet presence in the United Kingdom. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products' interest is earned over the term of the loan.

        As of June 30, 2015, and December 31, 2014, our total finance receivables net of unearned advance fees were approximately $178.7 million and $190.0 million, respectively.

Investee Companies

        On May 12, 2014, Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings. We owned 22.7% of the membership units that were sold. Additionally, we terminated a $3.0 million revolving credit facility to Insight Holdings.

Off-Balance Sheet Arrangements

        In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under these programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2015, and December 31, 2014, the outstanding amount of active consumer loans was $44.7 million and $52.7 million, respectively, which were guaranteed by us. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $3.0 million and $4.4 million as of June 30, 2015, and December 31, 2014, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of June 30, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

        As of June 30, 2015, we had $502.0 million of indebtedness, of which, $31.7 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates.

In addition, we have access to an additional $7.0 million of line of credit which is subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, legal proceedings may be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

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
(i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited); (iii) Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2015 (unaudited); (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2015
Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial Officer