Form 10-Q
period 2015-09-30
Community Choice Financial Inc.
filed 2015-11-16
CIK 1528061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

        There is no market for the registrant's equity. As of September 30, 2015, there were 8,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2015

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$104,194	$77,734
Restricted cash	4,384	3,877
Finance receivables, net of allowance for loan losses of $24,797 and $22,775	129,037	140,418
Short-term investments, certificates of deposit	1,115	1,115
Card related pre-funding and receivables	1,931	2,606
Other current assets	25,683	25,840
Deferred tax asset, net	12,770	12,770

Total current assets	279,114	264,360
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $6,334 and $7,588	14,077	19,251
Property, leasehold improvements and equipment, net	46,512	39,635
Goodwill	221,101	222,565
Other intangible assets	2,192	3,545
Security deposits	3,156	2,653
Deferred tax asset, net	26,546	17,052
Deferred debt issuance costs	8,351	9,328

Total assets	$601,049	$578,389

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	$1,400	$1,166
Current portion of related party Florida seller notes	10,797	2,786
Current portion of subsidiary notes payable	213	383
Deferred revenue	3,084	2,993
Accrued interest	19,780	8,189
Money orders payable	7,580	9,090
Accounts payable and accrued liabilities	34,388	36,376

Total current liabilities	77,242	60,983
Noncurrent Liabilities
Lines of credit	27,200	—
Subsidiary notes payable	35,954	33,754
Capital lease obligation	1,547	1,806
Stock repurchase obligation	4,250	4,130
Related party Florida seller notes	—	9,346
Lease termination payable	1,614	—
Senior secured notes	420,000	420,000
Deferred revenue	743	2,982

Total liabilities	568,550	533,001

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at September 30, 2015 and December 31, 2014	90	90
Additional paid-in capital	128,216	127,729
Retained deficit	(95,807)	(82,431)

Total stockholders' equity	32,499	45,388

Total liabilities and stockholders' equity	$601,049	$578,389

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Finance receivable fees	$86,093	$98,572	$249,122	$266,678
Credit service fees	28,045	7,514	80,979	20,034
Check cashing fees	15,516	20,818	48,954	62,435
Card fees	2,142	2,077	6,625	5,407
Other	5,792	7,004	18,606	20,773

Total revenues	137,588	135,985	404,286	375,327

Operating expenses:
Salaries and benefits	19,722	18,918	60,858	55,491
Provision for loan losses	60,378	55,584	152,204	129,866
Occupancy	7,572	7,462	22,868	21,825
Advertising and marketing	6,662	5,486	18,965	13,088
Lease termination costs	2,628	—	3,454	—
Depreciation and amortization	2,578	2,293	7,462	6,250
Other	15,534	13,987	44,371	39,541

Total operating expenses	115,074	103,730	310,182	266,061

Operating gross profit	22,514	32,255	94,104	109,266

Corporate and other expenses
Corporate expenses	24,201	20,932	66,722	60,495
Depreciation and amortization	1,325	1,521	4,135	4,389
Interest expense, net	15,319	14,272	44,678	40,969
Market value of stock repurchase obligation	(890)	2,512	120	2,472

Total corporate and other expenses	39,955	39,237	115,655	108,325

Income (loss) from continuing operations, before tax	(17,441)	(6,982)	(21,551)	941
Provision (benefit) for income taxes	(6,536)	(2,530)	(8,175)	696

Income (loss) from continuing operations, net of tax	(10,905)	(4,452)	(13,376)	245
Discontinued operations (net of provision for income taxes of $-0-, $-0-, $-0-, and $1,422)	—	—	—	(4,585)

Net loss	(10,905)	(4,452)	(13,376)	(4,340)
Net loss attributable to non-controlling interests	—	—	—	(297)

Net loss attributable to controlling interests	$(10,905)	$(4,452)	$(13,376)	$(4,043)

Amounts attributable to Community Choice Financial shareholders:
Net income (loss) from continuing operations, net of tax	$(10,905)	$(4,452)	$(13,376)	$245
Discontinued operations, net of tax	—	—	—	(4,288)

Net loss attributable to Community Choice Financial shareholders	$(10,905)	$(4,452)	$(13,376)	$(4,043)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2015

(Dollars in thousands)

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance, December 31, 2014	8,981,536	$90	$127,729	$(82,431)	$45,388
Stock-based compensation expense	—	—	487	—	487
Net loss	—	—	—	(13,376)	(13,376)

Balance, September 30, 2015	8,981,536	$90	$128,216	$(95,807)	$32,499

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months Ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,376)	$(4,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	152,204	129,866
Loss on deconsolidation of Insight Holdings	—	4,585
(Gain) Loss on disposal of assets	991	(48)
Depreciation	10,109	8,073
Amortization of note discount and deferred debt issuance costs	2,244	1,967
Amortization of intangibles	1,488	3,706
Deferred income taxes	(7,796)	1,337
Change in fair value of stock repurchase obligation	120	2,472
Stock-based compensation	487	1,970
Changes in assets and liabilities:
Card related pre-funding and receivables	675	(992)
Restricted cash	(507)	(2,473)
Other assets	(346)	1,259
Deferred revenue	(2,148)	(1,655)
Accrued interest	11,591	11,459
Money orders payable	(1,510)	(901)
Lease termination payable	1,614	—
Accounts payable and accrued expenses	(1,988)	5,444

Net cash provided by operating activities	153,852	161,729

Cash flows from investing activities
Net receivables originated	(135,518)	(144,976)
Net acquired assets, net of cash	(810)	(2,192)
Internally developed software intangible asset	—	(72)
Deconsolidation of Insight Holdings	—	(628)
Proceeds from sale of equity investment	—	3,500
Purchase of leasehold improvements and equipment	(16,331)	(18,408)

Net cash used in investing activities	(152,659)	(162,776)

Cash flows from financing activities
Proceeds from subsidiary note	2,400	22,775
Payments on subsidiary note	(370)	(11)
Payments on related party Florida seller notes	(1,500)	—
Payments on capital lease obligations, net	(1,361)	853
Proceeds on lines of credit, net	27,200	11,664
Repurchase of restricted stock units	—	(107)
Payments on mortgage note payable	—	(426)
Proceeds from refinance of mortgage note payable	—	720
Debt issuance costs	(1,102)	(305)
Member distribution	—	(387)

Net cash provided by financing activities	25,267	34,776

Net increase in cash and cash equivalents	26,460	33,729
Cash and cash equivalents:
Beginning	77,734	90,311

Ending	$104,194	$124,040

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

        Nature of business:    Community Choice Financial Inc. (together with its consolidated subsidiaries, "CCFI" or "the Company") was formed on April 6, 2011, under the laws of the State of Ohio. As of September 30, 2015, the Company owned and operated 534 retail locations in 15 states and had an internet presence in 29 states. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

        The Company previously determined that Insight Holdings Company, LLC ("Insight Holdings") was a Variable Interest Entity ("VIE") of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013, until it was sold on May 12, 2014. Insight Holdings has been reclassified as a discontinued operation on the consolidated statements of operations for the nine months ended September 30, 2014.

        Reclassifications:    Certain amounts reported in the consolidated financial statements for the three months and nine months ended September 30, 2014, have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and nine months ended September 30, 2015, without affecting the previously reported net income or stockholders' equity. The Company previously recognized that the functions performed at the Utah offices of its Direct Financial Solutions ("DFS") subsidiary have been integrated into CCFI's general corporate functions and the DFS office has expanded to serve other corporate office functions. At the same time, the expansion of call centers to assist the Company's customers has grown in both the Company's Dublin, Ohio and Utah offices. Therefore, the Company has reclassified certain expenses to show call center costs as operating expenses and the remaining DFS costs as corporate expenses, as consistent with their use. Additionally, the Company's credit service organization ("CSO") product offering has expanded and is now disclosed as a separate revenue category ("Credit Service Fees") in the statement of operations. Secured consumer loans are included in finance receivables as either a short-term or medium-term on the Consolidated Balance Sheet.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

        Business segments:    FASB Accounting Standards Codification ("ASC") Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services. The previously consolidated VIE was included in Retail financial services until it was sold on May 12, 2014.

        Revenue recognition:    Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans' original interest rates until the impaired loans are charged off or paid by the customer. Credit service fees are recognized over the arranged credit service period.

        Finance receivables:    Finance receivables consist of short term and medium-term consumer loans.

        Short-term consumer loans may be unsecured or secured with maturities up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from permitting fees of 15% to 20%, to permitting interest charges of 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represent 17.3% and 17.5% of short-term consumer loans as of September 30, 2015 and December 31, 2014, respectively.

        Medium-term consumer loans may be unsecured or secured with maturities of greater than ninety days up to thirty-six months. Unsecured medium-term loan products typically range in principal from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity of greater than ninety days are included in this category and represent 11.6% and 15.0% of medium-term consumer loans as of September 30, 2015, and December 31, 2014, respectively.

        Allowance for loan losses:    Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies (Continued)

guaranteed loans made by third-party lenders. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

        For short term unsecured consumer loans, the Company's policy is to charge off loans when they become past due. The Company's policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer's check or draft the customer's bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company's policy requires that balances be charged off when accounts are thirty days past due.

        For medium term secured and unsecured consumer loans which have a term of one year or less, the Company's policy requires that balances be charged off when accounts are sixty days past due. For medium term secured and unsecured consumer loans which have an initial maturity of greater than one year, the Company's policy requires that balances be charged off when accounts are no more than ninety-one days past due. The Company's line of credit products are charged-off on the first day past due.

        In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. These reduced interest rates and changed payment terms were limited to loans that the Company believed the customer had the ability to pay in the foreseeable future. These loans were accounted for as troubled debt restructurings and represent the only loans considered impaired due to the nature of the Company's charge-off policy.

        Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

        Discontinued operations:    On May 12, 2014, Insight Holdings was sold to a third party and its consolidated operations have been classified as discontinued operations on the Consolidated Statement of Operations for the nine months ended September 30, 2014.

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

        The Company follows the provisions of ASC 820-10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

        In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company's financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at September 30, 2015, and December 31, 2014, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2015 and December 31, 2014 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

        The fair value of the 10.75% senior secured notes due 2019 (the "2019 notes") and the 12.75% senior secured notes due 2020 (the "2020 notes") were determined based on market yield on trades of the 2019 notes at the end of that reporting period.

        The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	September 30, 2015
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$104,194	$104,194	1
Restricted cash	4,384	4,384	1
Finance receivables	143,114	143,114	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	121,265	1
12.75% Senior secured notes	25,000	7,675	2
Related party Florida seller notes	10,797	10,797	2
Line of Credit	27,200	27,200	2
Subsidiary Note payable	36,167	36,167	2
Stock repurchase obligation	4,250	4,250	2

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

        Subsequent events:    The Company has evaluated its subsequent events (events occurring after September 30, 2015) through the issuance date of November 16, 2015.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

        Finance receivables representing amounts due from customers for advances at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Short-term consumer loans	$80,251	$96,015
Medium-term consumer loans	96,131	97,460

Gross receivables	$176,382	$193,475
Unearned advance fees, net of deferred loan origination costs	(2,137)	(3,443)

Finance receivables before allowance for loan losses	174,245	190,032
Allowance for loan losses	(31,131)	(30,363)

Finance receivables, net	$143,114	$159,669

Finance receivables, net
Current portion	$129,037	$140,418
Non-current portion	14,077	19,251

Total finance receivables, net	$143,114	$159,669

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses by product type for the three months ended September 30, 2015, are as follows:

	Balance 7/1/2015	Provision	Charge-Offs	Recoveries	Balance 9/30/2015	Receivables 9/30/2015	Allowance as a percentage of receivable
Short-term consumer loans	$4,462	$21,554	$(44,243)	$22,377	$4,150	$80,251	5.17%
Medium-term consumer loans	24,821	25,400	(26,326)	3,086	26,981	96,131	28.07%

	$29,283	$46,954	$(70,569)	$25,463	$31,131	$176,382	17.65%

        The provision for loan losses for the three months ended September 30, 2015, also includes losses from returned items from check cashing of $2,518.

        The provision for short-term consumer loans of $21,554 is net of debt sales of $1,262 and the provision for medium-term consumer loans of $25,400 is net of debt sales of $1,005.

        The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $360 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2015. There were no troubled debt restructurings during the three months ended September 30, 2014. For these loans evaluated for impairment, there were no payment defaults during the three months ended September 30, 2015. The troubled debt restructurings during the three months ended September 30, 2015 are subject to an allowance of $118 with a net carrying value of $296 at September 30, 2015.

        Changes in the allowance for loan losses by product type for the nine months ended September 30, 2015, are as follows:

	Balance 1/1/2015	Provision	Charge-Offs	Recoveries	Balance 9/30/2015	Receivables 9/30/2015	Allowance as a percentage of receivable
Short-term consumer loans	$5,141	$51,831	$(116,960)	$64,138	$4,150	$80,251	5.17%
Medium-term consumer loans	25,222	65,082	(70,906)	7,583	26,981	96,131	28.07%

	$30,363	$116,913	$(187,866)	$71,721	$31,131	$176,382	17.65%

        The provision for loan losses for the nine months ended September 30, 2015, also includes losses from returned items from check cashing of $7,057.

        The provision for short-term consumer loans of $51,831 is net of debt sales of $1,504 and the provision for medium-term consumer loans of $65,082 is net of debt sales of $1,394.

        The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses (Continued)

related to these loans totaled $1,027 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2015. There were no troubled debt restructurings during the nine months ended September 30, 2014. For these loans evaluated for impairment, there were no payment defaults during the nine months ended September 30, 2015. The troubled debt restructurings during the nine months ended September 30, 2015 are subject to an allowance of $387 with a net carrying value of $949 at September 30, 2015.

        Changes in the allowance for loan losses by product type for the three months ended September 30, 2014 are as follows:

	Balance 7/1/2014	Provision	Charge-Offs	Recoveries	Balance 9/30/2014	Receivables 9/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$5,206	$28,337	$(51,345)	$23,759	$5,957	$130,088	4.58%
Medium-term consumer loans	19,090	19,703	(20,789)	2,246	20,250	82,557	24.53%

	$24,296	$48,040	$(72,134)	$26,005	$26,207	$212,645	12.32%

        The provision for loan losses for the three months ended September 30, 2014, also includes losses from returned items from check cashing of $2,471 and is net of debt sales of $1,495.

        Changes in the allowance for loan losses by product type for the nine months ended September 30, 2014, are as follows:

	Balance 1/1/2014	Provision	Charge-Offs	Recoveries	Balance 9/30/2014	Receivables 9/30/2014	Allowance as a percentage of receivable
Short-term consumer loans	$5,631	$64,749	$(141,610)	$77,187	$5,957	$130,088	4.58%
Medium-term consumer loans	12,377	47,279	(44,921)	5,515	20,250	82,557	24.53%

	$18,008	$112,028	$(186,531)	$82,702	$26,207	$212,645	12.32%

        The provision for loan losses for the nine months ended September 30, 2014, also includes losses from returned items from check cashing of $6,027 and is net of debt sales of $1,646.

        The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2015, and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,029	$1,835	$4,434	$1,481
Provision for loan losses	10,906	5,073	28,234	11,811
Charge-offs, net	(10,904)	(4,847)	(29,637)	(11,231)

Balance, end of period	$3,031	$2,061	$3,031	$2,061

        Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $42,498 and $52,680 at September 30, 2015, and December 31, 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

        The aging of receivables at September 30, 2015, and December 31, 2014, are as follows:

	September 30, 2015		December 31, 2014
Current finance receivables	$152,476	86.4%	$173,522	89.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,442	0.8%	1,185	0.6%
Medium-term consumer loans	14,081	8.1%	12,258	6.3%

Total past due finance receivables (1 - 30 days)	15,523	8.9%	13,443	6.9%

Past due finance receivables (31 - 60 days)
Medium-term consumer loans	4,657	2.6%	4,377	2.3%

Total past due finance receivables (31 - 60 days)	4,657	2.6%	4,377	2.3%

Past due finance receivables (61 - 90 days)
Medium-term consumer loans	3,726	2.1%	2,133	1.1%

Total past due finance receivables (61 - 90 days)	3,726	2.1%	2,133	1.1%

Total delinquent	23,906	13.6%	19,953	10.3%

	$176,382	100.0%	$193,475	100.0%

Note 3. Related Party Transactions and Balances

        Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. The $334 and $695, respectively, in hardware and services for the three months and nine months ended September 30, 2015 were provided to the Company by the vendor at a reduced rate. There were no services provided for the nine months ended September 30, 2014. If the Company were to source the services from another vendor, the overall cost of the services would likely increase.

        The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended September 30, 2015, and 2014 were $94 and $178, and for the nine months ended September 30, 2015, and 2014 were $205 and $333, respectively.

        Certain retail locations of the Company are owned by related parties and leased from the related parties. Rent paid to the related parties for the three months ended September 30, 2015, and 2014 were $311 and $275, and for the nine months ended September 30, 2015, and 2014 were $834 and $834, respectively.

        There were no additional significant new, or changes to existing, related party transactions during the nine months ended September 30, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 4. Goodwill and Other Intangible Assets

        Intangible amortization expense for the three months ended September 30, 2015, and 2014 were $377 and $835, and for the nine months ended September 30, 2015, and 2014 were $1,488 and $3,706, respectively. There were no additional significant changes to goodwill and other intangible assets during the nine months ended September 30, 2015.

Note 5. Pledged Assets and Debt

        Lines of credit at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2016, collateralized by all of Insight Capital, LLC's assets	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Company assets	27,200	—

	27,200	—
Less current maturities	—	—

Long-term portion	$27,200	$—

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.20% and 0.15% at September 30, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both September 30, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of any unused commitments.

        Subsidiary notes payable at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
$35,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2017	$35,000	$32,600
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	1,008	1,048
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016	159	489

	36,167	34,137
Less current maturities	213	383

Long-term portion	$35,954	$33,754

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 5. Pledged Assets and Debt (Continued)

        The $35.0 million subsidiary note, originally due in June 2016, was amended in November 2015 to extend the maturity date to January 2017.

        There were no additional significant changes to pledged assets or debt during the nine months ended September 30, 2015.

Note 6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$4,603	$7,661
Accrued payroll and compensated absences	10,907	7,184
Wire transfers payable	1,539	1,815
Accrual for third-party losses	3,031	4,434
Unearned CSO Fees	5,104	5,925
Deferred rent	1,150	1,141
Bill payment	2,434	3,386
Lease termination	1,202	—
Other	4,418	4,830

	$34,388	$36,376

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

        Rental expense totaled $7,938 and $7,781 for the three months ended September 30, 2015, and 2014, and $23,894 and $22,721 for the nine months ended September 30, 2015, and 2014, respectively.

        There were no additional significant changes to operating and capital lease commitments during the nine months ended September 30, 2015. Lease termination costs totaled $2,628 and $3,454 for the three and nine months ended September 30, 2015, respectively, for the remaining operating lease obligation for closed retail locations.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 8. Concentrations of Credit Risks (Continued)

        The following table summarizes the allocation of the portfolio balance by state at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
State	Balance Outstanding	Percentage of Total Outstanding	Balance Outstanding	Percentage of Total Outstanding
Alabama	$17,897	10.2%	$22,681	11.7%
Arizona	14,863	8.4	16,859	8.7
California	64,497	36.6	71,643	37.0
Florida	9,266	5.3	9,697	5.0
Virginia	16,712	9.3	15,770	8.2
Other retail segment states	27,274	15.5	30,393	15.7
Other internet segment states	25,873	14.7	26,432	13.7

Total	$176,382	100.0%	$193,475	100.0%

        The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oregon, Tennessee, and Utah.

        The internet segment states are: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. DFS UK was previously in other internet segment states as the Company ceased all international operations by September 30, 2015, in order to focus on its domestic operations.

        In certain markets, the Company offers a CSO product to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $42,498 and $52,680 at September 30, 2015, and December 31, 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Business Combinations

        There were no significant business combinations during the nine months ended September 30, 2015.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Stock Based Compensation

        Stock-based compensation costs for the three months ended September 30, 2015, and 2014 were $115 and $378, respectively, and for the nine months ended September 30, 2015, and 2014 were $487 and $1,970, respectively. As of September 30, 2015, and September 30, 2014, unrecognized stock-based compensation costs to be recognized over future periods approximated $1,044 and $2,026, respectively. At September 30, 2015, the remaining unrecognized compensation expense was $726 for certain awards that vest solely upon a change in control and $318 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company's control. The remaining unrecognized compensation expense of $318 is expected to be recognized over a weighted-average period of 0.8 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $195 and $788 for the nine month periods ended September 30, 2015 and 2014, respectively.

        There were no significant stock option, restricted stock unit, or stock appreciation right activities during the nine months ended September 30, 2015.

Note 12. Business Segments

        The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

        The following tables present summarized financial information for the Company's segments:

	As of and for the three months ended September 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$520,852		$80,197			$601,049
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$101,029	100.0%	$36,559	100.0%		$137,588	100.0%
Provision for Loan Losses	33,588	33.2%	26,790	73.3%		60,378	43.9%
Other Operating Expenses	47,734	47.3%	6,962	19.0%		54,696	39.7%
Operating Gross Profit	19,707	19.5%	2,807	7.7%		22,514	16.4%
Interest Expense, net	9,908	9.8%	5,411	14.8%		15,319	11.1%
Depreciation and Amortization	1,050	1.0%	275	0.8%		1,325	1.0%
Market Value of Stock Repurchase Obligation	(890)	(0.9)%	—			(890)	(0.6)%
Other Corporate Expenses(a)	—		—		24,201	24,201	17.6%
Income (loss) from Continuing Operations, before tax	9,639	9.5%	(2,879)	(7.9)%	(24,201)	(17,441)	(12.7)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $332 for the three months ended September 30, 2015, have been eliminated.

	As of and for the nine months ended September 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$520,852		$80,197			$601,049
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$301,556	100.0%	$102,730	100.0%		$404,286	100.0%
Provision for Loan Losses	84,627	28.1%	67,577	65.8%		152,204	37.6%
Other Operating Expenses	138,451	45.9%	19,527	19.0%		157,978	39.1%
Operating Gross Profit	78,478	26.0%	15,626	15.2%		94,104	23.3%
Interest Expense, net	29,241	9.7%	15,437	15.0%		44,678	11.1%
Depreciation and Amortization	3,290	1.1%	845	0.8%		4,135	1.0%
Market Value of Stock Repurchase Obligation	120	0.0%	—			120	0.0%
Other Corporate Expenses(a)	—		—		66,722	66,722	16.5%
Income (loss) from Continuing Operations, before tax	45,827	15.2%	(656)	(0.6)%	(66,722)	(21,551)	(5.3)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $1,569 for the nine months ended September 30, 2015, have been eliminated.

	As of and for the three months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$610,234		$69,265			$679,499
Goodwill	281,728		13,458			295,186
Other Intangible Assets	2,112		2,046			4,158
Total Revenues	$105,480	100.0%	$30,505	100.0%		$135,985	100.0%
Provision for Loan Losses	34,941	33.1%	20,643	67.7%		55,584	40.9%
Other Operating Expenses	42,657	40.4%	5,489	17.9%		48,146	35.4%
Operating Gross Profit	27,882	26.4%	4,373	14.3%		32,255	23.7%
Interest Expense, net	10,521	10.0%	3,751	12.3%		14,272	10.5%
Depreciation and Amortization	1,078	1.0%	443	1.5%		1,521	1.1%
Market Value of Stock Repurchase Obligation	2,512	2.4%	—			2,512	1.8%
Other Corporate Expenses(a)	—		—		20,932	20,932	15.4%
Income (loss) from Continuing Operations, before tax	13,771	13.1%	179	0.6%	(20,932)	(6,982)	(5.1)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 12. Business Segments (Continued)

        Intersegment revenues of $736 for the three months ended September 30, 2014, have been eliminated.

	As of and for the nine months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$610,234		$69,265			$679,499
Goodwill	281,728		13,458			295,186
Other Intangible Assets	2,112		2,046			4,158
Total Revenues	$295,010	100.0%	$80,317	100.0%		$375,327	100.0%
Provision for Loan Losses	81,029	27.5%	48,837	60.8%		129,866	34.6%
Other Operating Expenses	123,436	41.8%	12,759	15.9%		136,195	36.3%
Operating Gross Profit	90,545	30.7%	18,721	23.3%		109,266	29.1%
Interest Expense, net	31,332	10.6%	9,637	12.0%		40,969	10.9%
Depreciation and Amortization	2,981	1.0%	1,408	1.8%		4,389	1.2%
Market Value of Stock Repurchase Obligation	2,472	0.8%	—			2,472	0.7%
Other Corporate Expenses(a)	—		—		60,495	60,495	16.1%
Income (loss) from Continuing Operations, before tax	53,760	18.2%	7,676	9.6%	(60,495)	941	0.3%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $2,004 for the nine months ended September 30, 2014, have been eliminated.

Note 13. Income Taxes

        The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to permanent differences between book and tax. The Company had no liability recorded for unrecognized tax benefits at September 30, 2015 and December 31, 2014.

        At September 30, 2015 and December 31, 2014, the Company had gross deferred tax assets of $40,596 and $31,102, respectively. A valuation allowance of $1,280 was recognized at December 31, 2014 to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. The Company filed federal income tax returns to carry back the net operating loss generated in 2014 and expects to receive a refund of approximately $2.6 million. There have been no credits or net operating losses that have expired. In addition, the Company's projections of future taxable income are expected to result in the realization of the remaining deferred tax assets. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 13. Income Taxes (Continued)

future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

        The Company received notice that the Internal Revenue Service will be examining the Company's 2013 federal income tax return starting in the fourth quarter of 2015.

Note 14. Discontinued Operations

        The Company previously determined that Insight Holdings was a VIE of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been reclassified as a discontinued operation on the consolidated statement of operations for the nine months ended September 30, 2014.

        Results from discontinued operations of Insight Holdings for the nine months ended September 30, 2014 were as follows:

Nine Months Ended September 30, 2014
Revenues:
Card fees	$7,494
Other	191

Total revenues	7,685

Operating gross profit	7,685

Corporate and other expenses
Corporate expenses	6,846
Depreciation and amortization	1,139
Interest expense, net	24

Total corporate and other expenses	8,009

Loss before benefit for income taxes	(324)

Benefit for income taxes	(130)

Loss from continuing operations	(194)
Loss on disposal	(4,391)

Total discontinued operations	$(4,585)

        There were no discontinued operations for the three months or nine months ended September 30, 2015 or the three months ended September 30, 2014.

Note 15. Transactions with Variable Interest Entities

        The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2015, and

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Transactions with Variable Interest Entities (Continued)

December 31, 2014, the outstanding amount of active consumer loans, which were guaranteed by the Company and represented the Company's maximum exposure, was $42,498 and $52,680, respectively. This guarantee obligation is recorded as a current liability on the Company's consolidated balance sheet. The accrual for these obligations totaled $3,031 and $4,434 as of September 30, 2015 and December 31, 2014, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

Note 16. Supplemental Guarantor Information

        The 2019 notes and the 2020 notes contain various covenants that, subject to certain exceptions defined in the indentures governing each series of the notes (the "Indentures"), limit the Company's ability to, among other things, engage in certain transactions with affiliates, pay dividends or distributions, redeem or repurchase capital stock, incur or assume liens or additional debt, and consolidate or merge with or into another entity or sell substantially all of its assets. The Company has optional redemption features on the 2019 notes and the 2020 notes prior to their maturity which, depending on the date of the redemption, would require premiums to be paid in addition to all principal and interest due.

        The 2019 notes and 2020 notes are guaranteed by all of the Company's guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company's indebtedness or the indebtedness of any other subsidiary guarantor (the "Subsidiary Guarantors"), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company's Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the "Alabama Revolving Credit Agreement"). Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.0 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company's ability to pay dividends on, or repurchase, its common stock.

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

        The following presents the condensed consolidating guarantor financial information as of September 30, 2015, and December 31, 2014, and for the nine months ended September 30, 2015, and 2014, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company's guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

        Of the entities under "Non-Guarantor Subsidiaries" in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of September 30, 2015, and December 31, 2014, such unrestricted subsidiaries had total assets of $101,267 and $90,718 and total liabilities of $70,496 and $69,380, respectively, and for the nine months ended September 30, 2015, and 2014 had total revenues of $72,374 and $33,490, total operating expenses of $44,515 and $22,519, and income before income taxes of $18,061 and $1,599, respectively. As described in Note 14 above, Insight Holdings is included in the tables below as a "Non-Guarantor Subsidiary" because the Company consolidated the entity as of April 1, 2013. For the nine months ended September 30, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" in the tables below are "Restricted Subsidiaries" as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Balance Sheet (unaudited)
September 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$75,532	$28,662	$—	$104,194
Restricted cash	—	4,384	—	—	4,384
Finance receivables, net	—	95,054	38,154	(4,171)	129,037
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,931	—	—	1,931
Other current assets	—	56,121	82	(30,520)	25,683
Deferred tax asset, net	—	12,770	—	—	12,770

Total current assets	—	246,907	66,898	(34,691)	279,114
Noncurrent Assets
Investment in Subsidiaries	408,296	15,996	—	(424,292)	—
Finance receivables, net	—	14,077	—	—	14,077
Property, leasehold improvements and equipment, net	—	43,641	2,871	—	46,512
Goodwill	—	190,066	31,035	—	221,101
Other intangible assets	—	2,015	177	—	2,192
Security deposits	—	3,001	155	—	3,156
Deferred tax asset, net	—	26,546	—	—	26,546
Deferred debt issuance costs	8,030	190	131	—	8,351

Total assets	$416,326	$542,439	$101,267	$(458,983)	$601,049

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of capital lease obligation	—	1,283	117	—	$1,400
Current portion of related party Florida seller notes	—	—	10,797	—	10,797
Current portion of subsidiary note payable	—	213	—	—	213
CCFI Funding Notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,084	—	—	3,084
Accrued interest	19,468	3	1,608	(1,299)	19,780
Money orders payable	—	7,580	—	—	7,580
Accounts payable and accrued liabilities	—	49,226	13,201	(28,039)	34,388

Total current liabilities	19,468	61,389	31,076	(34,691)	77,242
Noncurrent Liabilities
Lines of credit	27,200	—	—	—	27,200
Subsidiary note payable	—	954	35,000	—	35,954
Capital lease obligation	—	1,468	79	—	1,547
Stock repurchase obligation	—	—	4,250	—	4,250
Lease termination payable	—	1,523	91	—	1,614
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	743	—	—	743

Total liabilities	466,668	66,077	70,496	(34,691)	568,550

Stockholders' Equity (Deficit)	(50,342)	476,362	30,771	(424,292)	32,499

Total liabilities and stockholders' equity	$416,326	$542,439	$101,267	$(458,983)	$601,049

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

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Nine Months Ended September 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$189,330	$59,792	$—	$249,122
Credit service fees	—	80,979	—	—	80,979
Check cashing fees	—	46,204	9,850	(7,100)	48,954
Card fees	—	6,237	388	—	6,625
Dividend	—	19,750	—	(19,750)	—
Other	—	18,817	2,344	(2,555)	18,606

Total revenues	—	361,317	72,374	(29,405)	404,286

Operating expenses:
Salaries and benefits	—	55,829	5,029	—	60,858
Provision for loan losses	—	120,498	31,706	—	152,204
Occupancy	—	20,330	2,561	(23)	22,868
Advertising and marketing	—	19,977	557	(1,569)	18,965
Lease termination costs		3,036	418	—	3,454
Depreciation and amortization	—	6,775	687	—	7,462
Other	—	48,014	3,457	(7,100)	44,371

Total operating expenses	—	274,459	44,415	(8,692)	310,182

Operating gross profit	—	86,858	27,959	(20,713)	94,104

Corporate expenses	—	65,491	1,393	(162)	66,722
Depreciation and amortization	—	3,629	506	—	4,135
Interest expense, net	38,468	294	6,717	(801)	44,678
Interest expense allocation	(38,468)	37,306	1,162	—	—
Market value of stock repurchase obligation	—	—	120	—	120

Total corporate and other expenses	—	106,720	9,898	(963)	115,655

Income (loss) before income taxes	—	(19,862)	18,061	(19,750)	(21,551)
Provision (benefit) for income taxes	—	(7,535)	6,851	(7,491)	(8,175)

Net income (loss)	$—	$(12,327)	$11,210	$(12,259)	$(13,376)

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statements of Operations (unaudited)
Nine Months Ended September 30, 2014

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$244,035	$23,381	$(738)	$266,678
Credit service fees	—	20,034	—	—	20,034
Check cashing fees	—	54,922	7,513	—	62,435
Card fees	—	5,196	211	—	5,407
Dividend	—	4,500	—	(4,500)	—
Other	—	20,429	2,385	(2,041)	20,773

Total revenues	—	349,116	33,490	(7,279)	375,327

Operating expenses:
Salaries and benefits	—	50,502	4,989	—	55,491
Provision for loan losses	—	118,802	11,064	—	129,866
Occupancy	—	19,279	2,546	—	21,825
Advertising and marketing	—	13,580	697	(1,189)	13,088
Depreciation and amortization	—	5,663	587	—	6,250
Other	—	37,282	2,636	(377)	39,541

Total operating expenses	—	245,108	22,519	(1,566)	266,061

Operating gross profit	—	104,008	10,971	(5,713)	109,266

Corporate expenses	—	58,847	2,123	(475)	60,495
Depreciation and amortization	—	3,551	838	—	4,389
Interest expense, net	37,600	168	3,939	(738)	40,969
Interest expense allocation	(37,600)	37,600	—	—	—
Market value of stock repurchase obligation	—	—	2,472	—	2,472

Total corporate and other expenses	—	100,166	9,372	(1,213)	108,325

Income before income taxes	—	3,842	1,599	(4,500)	941
Provision for income taxes	—	2,842	1,183	(3,328)	696

Income from continuing operations	—	1,000	416	(1,172)	245
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)

Net income (loss)	$—	$1,000	$(4,169)	$(1,172)	$(4,340)

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information (Continued)

Community Choice Financial Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (unaudited)
Nine Months Ended September 30, 2015

	Community Choice Financial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$13,130	$97,659	$43,063	$153,852

Cash flows from investing activities
Net receivables originated	—	(106,839)	(28,679)	(135,518)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(15,506)	(825)	(16,331)

Net cash used in investing activities	—	(123,155)	(29,504)	(152,659)

Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(370)	—	(370)
Payments on related party Florida seller notes	—	—	(1,500)	(1,500)
Payments on capital lease obligations, net	—	(1,270)	(91)	(1,361)
Proceeds from lines of credit	27,200	—	—	27,200
Intercompany activities	(39,458)	39,458	—	—
Debt issuance costs	(872)	(162)	(68)	(1,102)

Net cash provided by (used in) financing activities	(13,130)	37,656	741	25,267

Net increase in cash and cash equivalents	—	12,160	14,300	26,460
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734

Ending	$—	$75,532	$28,662	$104,194

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

        Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under "Factors Affecting Our Results of Operations—Recent Strategic Initiatives," integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

        Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

        We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of September 30, 2015, we operated 534 retail locations across 15 states and in 29 states via the internet.

        Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer's needs or desires. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation. Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer's experience, generating increased traffic and introducing our customers to our diversified set of products.

Factors Affecting Our Results of Operations

Retail Platform

        During the nine months ended September 30, 2015, we opened 30 retail locations. However, based on expected regulatory changes, we recently made the strategic decision to suspend new retail location openings and have begun to consolidate underperforming retail locations. The retail locations that closed during the third quarter had direct costs of $3.2 million for the prior twelve months. Additionally, we have decreased our workforce by 11.2% since March 31, 2015 through retail locations closure and overall workforce reduction efforts, resulting in expected annualized savings of approximately $11.5 million.

        The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2014, and the nine months ended September 30, 2015.

	Year Ended December 31, 2014	Nine Months Ended September 30, 2015
# of Locations
Beginning of Period	516	530
Opened	25	30
Closed	11	26

End of Period	530	534

Number of states served by our internet operations	24	29

        The following table provides the geographic composition of our physical locations as of December 31, 2014, and September 30, 2015:

	December 31, 2014	September 30, 2015
Alabama	36	42
Arizona	40	37
California	156	149
Florida	63	60
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	15	15
Michigan	14	14
Missouri	7	7
Ohio	96	95
Oregon	3	2
Tennessee	25	30
Utah	10	11
Virginia	27	34

	530	534

        We also provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. During the third quarter, the Company ceased all international operations in order to focus on its domestic operations.

Changes in Legislation

        In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. The CFPB has expressed its intention to publish proposed rules in late 2015, which we would expect to become final in 2016 and effective in 2017.

Product Characteristics and Mix

        As we expand our product offerings to meet our customers' needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. In addition, the shift in mix to longer term loans has resulted in, and is expected to result in, higher loan loss reserves. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, the availability of direct deposit to the Insight card as an alternative to check cashing extends the customer relationship and increases our revenues associated with the Insight prepaid card.

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

        We view our compliance, collections and information technology groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale and satisfy the increased regulatory scrutiny of the CFPB.

Recent Strategic Initiatives

        The CFPB previously announced that it will release proposed rules that will affect our loan products. Based on the CFPB's anticipated release date for the proposed rules, we expect them to be final in 2016 and effective in 2017. In anticipation of the effectiveness of these rules, the Company recently enacted several strategic initiatives. These strategic initiatives include a reduction in new retail location openings and consolidation of underperforming retail locations, along with a heightened focus on expense and portfolio rationalization. Operating labor costs decreased as a result of the retail consolidation, workforce reductions, and reduced operating hours. Growth slowed during the quarter, and through the quarter we began to see improving trends in portfolio performance. We expect that benefits from these strategic initiatives undertaken may be more fully realized in subsequent quarters.

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

        Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer's personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary to permit charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 17.5% and 17.3% of short-term consumer loans at December 31, 2014 and September 30, 2015, respectively.

        Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 15.0% and 11.6% of medium-term consumer loans at December 31, 2014, and September 30, 2015, respectively.

        In some instances, we maintain debt-purchasing arrangements with third-party lenders. We accrue for these obligations through management's estimation of anticipated purchases based on expected losses in the third-party lender's portfolio. This obligation is recorded as a current liability on our balance sheet.

        Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2014, and September 30, 2015, were $159.7 million and $143.1 million, respectively. The allowance for loan losses as of December 31, 2014, and September 30, 2015, were $30.4 million and $31.1 million, respectively. At December 31, 2014, and September 30, 2015, the allowance for loan losses was 16.0% and 17.9%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

        Finance receivables, net as of December 31, 2014, and September 30, 2015, are as follows (in thousands):

	December 31, 2014	September 30, 2015
Finance Receivables, net of unearned advance fees	$190,032	$174,245
Less: Allowance for loan losses	30,363	31,131

Finance Receivables, Net	$159,669	$143,114

        The total changes to the allowance for loan losses for the three months ended September 30, 2014, and 2015, and the nine months ended September 30, 2014, and 2015, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Allowance for loan losses
Beginning of Period	$24,296	$29,283	$18,008	$30,363
Provisions for loan losses	48,040	46,954	112,028	116,913
Charge-offs, net	(46,129)	(45,106)	(103,829)	(116,145)

End of Period	$26,207	$31,131	$26,207	$31,131

Allowance as a percentage of finance receivables, net of unearned advance fees	12.6%	17.9%	12.6%	17.9%

        The provision for loan losses for the three months ended September 30, 2014, and 2015 includes losses from returned items from check cashing of $2.5 million and $2.5 million, respectively, and third party lender losses of $5.0 million and $10.9 million, respectively. The provision for loan losses for the nine months ended September 30, 2014, and 2015 includes losses from returned items from check cashing of $6.0 million and $7.0 million, respectively, and third party lender losses of $11.8 million and $28.2 million, respectively. The increase in third party lender losses is consistent with our transition to the provision of CSO services in certain markets.

Goodwill

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

        There was no impairment loss charged to operations for goodwill for either Retail financial services or Internet financial services during the nine months ended September 30, 2014. In the fourth quarter of 2014, goodwill impairment of $58.6 million for Retail financial services and $13.5 million for Internet financial services were recorded. The impairment left only $222.1 million for Retail financial services. No impaired loss has been recognized since fiscal year end 2014.

Income Taxes

        During 2015, the Company filed federal income tax returns to carry back the net operating loss generated in 2014 and expects to receive a refund of approximately $2.6 million. There will be no net operating losses after the carryback of the net operating loss generated in 2014 to 2012.

        We record income taxes as applicable under GAAP. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. We recorded valuation allowances for the de-consolidation of Insight Holdings and our foreign operations for fiscal year 2014 as it is more likely than not that the Company will not realize any benefit from these deferred tax assets.

        Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect the goodwill amortization of $27.1 million to result in future tax savings of approximately $10.8 million at the expected combined rate of 40%. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

        The Company received notice that the Internal Revenue Service will be examining the Company's 2013 federal income tax return starting in the fourth quarter of 2015.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

        As described in more detail under Note 17 to the unaudited financial statements for the nine months ended September 30, 2015, we had six non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor). As of September 30, 2015, of the entities classified as "Non-Guarantor Subsidiaries", Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are "Unrestricted Subsidiaries" as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of September 30, 2015 and December 31, 2014, these unrestricted subsidiaries had total assets of $101.3 million and $90.7 million and total liabilities of $70.5 million and $69.4 million, respectively. For the nine months ended September 30, 2015 and 2014 they had total revenues of $72.4 million and $33.5 million, total operating expenses of $44.5 million and $22.5 million, and income before income taxes of $18.1 million and $1.6 million, respectively.

        Insight Holdings was also classified as a "Non-Guarantor Subsidiary" because we consolidated the entity as of April 1, 2013. For the three months and nine months ended September 30, 2014, this entity is included in discontinued operations, net of tax. The remainder of the entities included under "non-Guarantor Subsidiaries" are "Restricted Subsidiaries" as defined in the indentures governing the 2019 notes and the 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

        The following table sets forth key operating data for the three months ended September 30, 2014 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Total Revenues	$135,985	$137,588	$1,603	1.2%	100.0%	100.0%
Operating Expenses
Salaries and benefits	18,918	19,722	804	4.2%	13.9%	14.3%
Provision for losses	55,584	60,378	4,794	8.6%	40.9%	43.9%
Occupancy	7,462	7,572	110	1.5%	5.5%	5.5%
Advertising and marketing	5,486	6,662	1,176	21.4%	4.0%	4.8%
Lease termination costs	—	2,628	2,628	100.0%	0.0%	1.9%
Depreciation and amortization	2,293	2,578	285	12.4%	1.7%	1.9%
Other operating expenses	13,987	15,534	1,547	11.1%	10.3%	11.3%

Total Operating Expenses	103,730	115,074	11,344	10.9%	76.3%	83.6%

Operating Gross Profit	32,255	22,514	(9,741)	(30.2)%	23.7%	16.4%

Corporate and other expenses
Corporate expenses	20,603	23,984	3,381	16.4%	15.2%	17.4%
Depreciation and amortization	1,521	1,325	(196)	(12.9)%	1.1%	1.0%
Interest expense, net	14,272	15,319	1,047	7.3%	10.5%	11.1%
Market value of stock repurchase obligation	2,512	(890)	(3,402)	(135.4)%	1.8%	(0.6)%
Income tax benefit	(2,530)	(6,536)	(4,006)	158.3%	(1.9)%	(4.8)%

Total corporate and other expenses	36,378	33,202	(3,176)	(8.7)%	26.8%	24.1%

Net loss before management fee	(4,123)	(10,688)	(6,565)	159.2%	(3.0)%	(7.8)%
Sponsor Management Fee	329	217	(112)	(34.0)%	0.2%	0.2%

Net Loss	$(4,452)	$(10,905)	$(6,453)	144.9%	(3.3)%	(7.9)%

Operating Metrics

        The following tables set forth key loan and check cashing operating data as of and for the three months ended September 30, 2014 and 2015:

	Three Months Ended September 30,
	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$598,404	$368,714
Number of loan transactions (in thousands)	1,410	970
Average loan size	$424	$380
Average fee per new loan	$46.72	$48.06
Loan loss provision	$28,337	$21,554
Loan loss provision as a percentage of loan volume	4.7%	5.8%
Secured loans as percentage of total at September 30th	12.6%	17.3%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$82,557	$96,131
Number of loans outstanding	63,853	74,301
Average balance outstanding	$1,293	$1,294
Weighted average monthly percentage rate	17.0%	17.1%
Allowance as a percentage of finance receivables	24.5%	27.9%
Loan loss provision	$19,703	$25,400
Secured loans as a percentage of total at September 30th	17.6%	11.6%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$738,647	$633,889
Number of checks cashed (in thousands)	1,508	1,118
Face amount of average check	$490	$567
Average fee per check	$13.80	$13.88
Returned check expense	$2,471	$2,518
Returned check expense as a percent of face amount of checks cashed	0.3%	0.4%

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$65,891	$46,637	$(19,254)	(29.2)%	48.5%	33.9%
Medium-term Consumer Loan Fees and Interest	32,681	39,456	6,775	20.7%	24.0%	28.7%
Credit Service Fees	7,514	28,045	20,531	273.2%	5.5%	20.4%
Check Cashing Fees	20,818	15,516	(5,302)	(25.5)%	15.3%	11.3%
Prepaid Debit Card Services	2,077	2,142	65	3.1%	1.5%	1.6%
Other Income	7,004	5,792	(1,212)	(17.3)%	5.2%	4.1%

Total Revenue	$135,985	$137,588	$1,603	1.2%	100.0%	100.0%

        For the three months ended September 30, 2015, total revenue increased by $1.6 million, or 1.2%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio.

        Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2015, decreased $19.3 million, or 29.2%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our portfolio to the CSO product in certain markets and the consolidation of underperforming retail locations.

        Revenue from medium-term consumer loans for the three months ended September 30, 2015, increased $6.8 million, or 20.7%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio. The continued shift in portfolio towards medium-term consumer loan revenue and the relative growth of this category results in an expansion of provision for loan losses for the quarter.

        Revenue from credit service fees for the three months ended September 30, 2015, increased $20.5 million, or 273.2%, compared to the same period in 2014. Credit service fee revenue increased as a result of the successful transition from short-term consumer loans in certain markets to the CSO product.

        Revenue from check cashing fees and interest for the three months ended September 30, 2015, decreased $5.3 million, or 25.5%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our short-term consumer loan portfolio to the CSO product in certain markets which has resulted in reduced loan-related check cashing.

        The total quarterly growth rate of 1.2% represents a decline from our historic growth rate. This lower growth rate reflects the recent consolidation of underperforming retail locations and more restrictive underwriting standards.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$18,918	$19,722	$804	4.2%	13.9%	14.3%
Provision for Loan Losses	55,584	60,378	4,794	8.6%	40.9%	43.9%
Occupancy	7,462	7,572	110	1.5%	5.5%	5.5%
Advertising & Marketing	5,486	6,662	1,176	21.4%	4.0%	4.8%
Lease Termination Costs	—	2,628	2,628	100.0%	0.0%	1.9%
Depreciation & Amortization	2,293	2,578	285	12.4%	1.7%	1.9%
Bank Charges	1,472	1,523	51	3.5%	1.1%	1.1%
Store Supplies	820	627	(193)	(23.5)%	0.6%	0.5%
Collection Expenses	640	823	183	28.6%	0.5%	0.6%
Telecommunications	1,478	1,559	81	5.5%	1.1%	1.1%
Security	845	624	(221)	(26.2)%	0.6%	0.5%
License & Other Taxes	453	332	(121)	(26.7)%	0.3%	0.2%
Loss on Asset Disposal	—	668	668	100.0%	0.0%	0.5%
Other Operating Expenses	8,279	9,378	1,099	13.3%	6.1%	6.8%

Total Operating Expenses	103,730	115,074	11,344	10.9%	76.3%	83.6%

Operating Gross Profit	$32,255	$22,514	$(9,741)	(30.2)%	23.7%	16.4%

        Operating margin was negatively impacted by the Company's continued shift to longer term products and the costs of consolidating underperforming retail locations during the quarter. This initiative negatively impacted the quarterly performance, but should better position the Company for the future.

        Salaries and benefits, as a percentage of revenue, increased from 13.9% to 14.3% as compared to the same period in the prior year. However, consolidating underperforming retail locations, workforce reduction, and decreasing operating hours have resulted in a decrease in our expenses of $0.2 million per month from the second quarter of 2015.

        The provision for loan losses grew $4.8 million, or from 40.9% to 43.9% of revenue, for the three months ended September 30, 2015, primarily due to the Company's continued shift towards longer term products which continues to necessitate higher overall reserves. The benefits of changes in underwriting, which were implemented during the second quarter of 2015, have not been fully realized and we believe that the longer term portfolios take longer to reflect the new underwriting standards. Throughout the quarter, the provision for loan losses steadily declined from $21.5 million during July to $18.0 million during September.

        Advertising and marketing expense increased by $1.2 million, or 21.4%, for the three months ended September 30, 2015, as compared to the prior period, primarily due to efforts related to our medium-term products. Advertising and marketing decreased from 5.8% of revenue for the three months ended June 30, 2015 to 4.8% of revenue for the three months ended September 30, 2015 reflecting a lessened focus on market share expansion.

        Lease termination costs represent the remaining lease obligations for closed retail locations as a result of the consolidation of underperforming retail locations. Loss on asset disposal has increased as we have consolidated underperforming retail locations.

        Other operating expenses increased by $1.1 million, or 13.3%, for the three months ended September 30, 2015, as compared to the prior period, primarily as a result of increased verification costs associated with the Company's change in underwriting standards, which were initially implemented in the second quarter of 2015.

        While operating gross profit for the quarter was less than the prior year, we began to see the benefits of the shifts in our strategic priorities was evident through the quarter. Most of the third quarter's operating gross profit degradation as compared to the prior year was realized in the first part of the quarter. For the month of September 2015, operating gross profit was in line with September 2014, evidencing the favorable trends as we exited the quarter.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$20,603	$23,984	$3,381	16.4%	15.3%	17.3%
Depreciation & Amortization	1,521	1,325	(196)	(12.9)%	1.1%	1.0%
Sponsor Management Fee	329	217	(112)	(34.0)%	0.2%	0.2%
Interest expense, net	14,272	15,319	1,047	7.3%	10.5%	11.1%
Stock Repurchase Obligation	2,512	(890)	(3,402)	(135.4)%	1.8%	(0.6)%
Income tax benefit	(2,530)	(6,536)	(4,006)	158.3%	(1.9)%	(4.8)%

Total Corporate and Other Expenses	$36,707	$33,419	$(3,288)	(9.0)%	27.0%	24.3%

        The increase in Corporate Expenses for the three months ended September 30, 2015, as compared to the prior year period is primarily the result of growing our corporate compliance and information technology functions.

        The stock repurchase obligation is carried at fair market value. The decrease of $3.4 million for the three months ended September 30, 2015, as compared to the prior period is due to a decrease in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Three Months Ended September 30, 2015, and September 30, 2014

        The following tables present summarized financial information for our segments:

	As of and for the three months ended September 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$520,852		$80,197			$601,049
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$101,029	100.0%	$36,559	100.0%		$137,588	100.0%
Provision for Loan Losses	33,588	33.2%	26,790	73.3%		60,378	43.9%
Other Operating Expenses	47,734	47.3%	6,962	19.0%		54,696	39.7%
Operating Gross Profit	19,707	19.5%	2,807	7.7%		22,514	16.4%
Interest Expense, net	9,908	9.8%	5,411	14.8%		15,319	11.1%
Depreciation and Amortization	1,050	1.0%	275	0.8%		1,325	1.0%
Market Value of Stock Repurchase Obligation	(890)	(0.9)%	—			(890)	(0.6)%
Other Corporate Expenses(a)	—		—		24,201	24,201	17.6%
Income (loss) from Continuing Operations, before tax	9,639	9.5%	(2,879)	(7.9)%	(24,201)	(17,441)	(12.7)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $0.3 million for the three month period ending September 30, 2015, have been eliminated.

	As of and for the three months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$610,234		$69,265			$679,499
Goodwill	281,728		13,458			295,186
Other Intangible Assets	2,112		2,046			4,158
Total Revenues	$105,480	100.0%	$30,505	100.0%		$135,985	100.0%
Provision for Loan Losses	34,941	33.1%	20,643	67.7%		55,584	40.9%
Other Operating Expenses	42,657	40.4%	5,489	17.9%		48,146	35.4%
Operating Gross Profit	27,882	26.4%	4,373	14.3%		32,255	23.7%
Interest Expense, net	10,521	10.0%	3,751	12.3%		14,272	10.5%
Depreciation and Amortization	1,078	1.0%	443	1.5%		1,521	1.1%
Market Value of Stock Repurchase Obligation	2,512	2.4%	—			2,512	1.8%
Other Corporate Expenses(a)	—		—		20,932	20,932	15.4%
Income (loss) from Continuing Operations, before tax	13,771	13.1%	179	0.6%	(20,932)	(6,982)	(5.1)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $0.7 million for the three month period ending September 30, 2014, have been eliminated.

Retail Financial Services

        Retail financial services represented 73.4%, or $101.0 million, of consolidated revenues for the three months ended September 30, 2015, which was a decrease of $4.5 million, or 4.2%, over the prior period, primarily due to the consolidation of underperforming retail locations. The provision for loan losses was generally in line with the prior year. This is an improvement over the degradation as of the end of our second fiscal quarter, illustrating the benefits of our focus on portfolio performance. Other operating expenses increased as a percentage of revenue primarily due to consolidating underperforming retail locations. The increased provision for loan losses and the consolidation of underperforming retail locations reduced overall gross profit as a percentage of revenue.

Internet Financial Services

        For the three months ended September 30, 2015, total revenues contributed by our internet financial services segment was $36.6 million, an increase of $6.1 million, or 19.8%, over the prior year comparable period. As we expanded this segment, the mix of products shifted towards medium-term products. This along with the lagged benefit of underwriting changes in the internet segment, resulted in a higher provision for loan losses.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

        The following table sets forth key operating data for the nine months ended September 30, 2014, and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Total Revenues	$375,327	$404,286	$28,959	7.7%	100.0%	100.0%
Operating Expenses
Salaries and benefits	55,491	60,858	5,367	9.7%	14.8%	15.1%
Provision for losses	129,866	152,204	22,338	17.2%	34.6%	37.6%
Occupancy	21,825	22,868	1,043	4.8%	5.8%	5.7%
Advertising and marketing	13,088	18,965	5,877	44.9%	3.5%	4.7%
Lease termination costs	—	3,454	3,454	100.0%	—	0.8%
Depreciation and amortization	6,250	7,462	1,212	19.4%	1.7%	1.8%
Other operating expenses	39,541	44,371	4,830	12.2%	10.5%	11.0%

Total Operating Expenses	266,061	310,182	44,121	16.6%	70.9%	76.7%

Operating Gross Profit	109,266	94,104	(15,162)	(13.9)%	29.1%	23.3%

Corporate and other expenses
Corporate expenses	59,526	65,984	6,458	10.8%	15.8%	16.3%
Depreciation and amortization	4,389	4,135	(254)	(5.8)%	1.2%	1.0%
Interest expense, net	40,969	44,678	3,709	9.1%	10.9%	11.1%
Market value of stock repurchase obligation	2,472	120	(2,352)	(95.1)%	0.7%	0.0%
Income tax expense (benefit)	696	(8,175)	(8,871)	(1274.6)%	0.2%	(2.0)%

Total corporate and other expenses	108,052	106,742	(1,310)	(1.2)%	28.8%	26.4%

Net income (loss) before management fee	1,214	(12,638)	(13,852)	(1141.0)%	0.3%	(3.1)%
Sponsor Management Fee	969	738	(231)	(23.8)%	0.3%	0.2%
Discontinued operations	4,585	—	(4,585)	(100.0)%	1.2%	0.0%

Net Loss	$(4,340)	$(13,376)	$(9,036)	208.2%	(1.2)%	(3.3)%

Operating Metrics

        The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended September 30,
	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,636,559	$1,079,340
Number of loan transactions (in thousands)	3,839	2,805
Average loan size	$426	$385
Average fee per new loan	$47.06	$48.58
Loan loss provision	$64,749	$51,831
Loan loss provision as a percentage of loan volume	4.0%	4.8%
Secured loans as percentage of total at September 30th	12.6%	17.3%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$82,557	$96,131
Number of loans outstanding	63,853	74,301
Average balance outstanding	$1,293	$1,294
Weighted average monthly percentage rate	17.0%	17.1%
Allowance as a percentage of finance receivables	24.5%	27.9%
Loan loss provision	$47,279	$65,082
Secured loans as a percentage of total at September 30th	17.6%	11.6%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,188,056	$1,981,805
Number of checks cashed (in thousands)	4,369	3,344
Face amount of average check	$501	$593
Average fee per check	$14.29	$14.64
Returned check expense	$6,027	$7,057
Returned check expense as a percent of face amount of checks cashed	0.3%	0.4%

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$180,671	$136,288	$(44,383)	(24.6)%	48.2%	33.7%
Medium-term Consumer Loan Fees and Interest	86,007	112,834	26,827	31.2%	22.9%	27.9%
Credit Service Fees	20,034	80,979	60,945	304.2%	5.3%	20.0%
Check Cashing Fees	62,435	48,954	(13,481)	(21.6)%	16.6%	12.1%
Prepaid Debit Card Services	5,407	6,625	1,218	22.5%	1.4%	1.6%
Other Income	20,773	18,606	(2,167)	(10.4)%	5.6%	4.7%

Total Revenue	$375,327	$404,286	$28,959	7.7%	100.0%	100.0%

        For the nine months ended September 30, 2015, total revenue increased by $29.0 million, or 7.7%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio.

        Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2015, decreased $44.4 million, or 24.6%, compared to the same period in 2014. The decrease is primarily due to the successful transition of a portion of our portfolio to the CSO product in certain markets.

        Revenue from medium-term consumer loans fees and interest for the nine months ended September 30, 2015, increased $26.8 million, or 31.2%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio. The continued shift in portfolio towards medium-term consumer loan revenue and the relative growth of this category resulted in an increase in the provision for loan losses for the year.

        Revenue from credit service fees for the nine months ended September 30, 2015, increased $60.9 million, or 304.2%, compared to the same period in 2014. Credit service fee revenue increased as a result of the successful transition from short-term consumer loans in certain markets to the CSO product.

        Revenue from check cashing fees for the nine months ended September 30, 2015, decreased $13.5 million, or 21.6%, compared to the same period in 2014. The decrease is primarily due to the transition of a portion of our short-term consumer loan portfolio to the CSO product in certain markets which has resulted in reduced loan-related check cashing.

Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Salaries and Benefits	$55,491	$60,858	$5,367	9.7%	14.8%	15.1%
Provision for Loan Losses	129,866	152,204	22,338	17.2%	34.6%	37.6%
Occupancy	21,825	22,868	1,043	4.8%	5.8%	5.7%
Advertising & Marketing	13,088	18,965	5,877	44.9%	3.5%	4.7%
Lease Termination Costs	—	3,454	3,454	100.0%	0.0%	0.9%
Depreciation & Amortization	6,250	7,462	1,212	19.4%	1.7%	1.8%
Bank Charges	3,918	4,404	486	12.4%	1.0%	1.1%
Store Supplies	2,616	2,161	(455)	(17.4)%	0.7%	0.5%
Collection Expenses	2,338	2,431	93	4.0%	0.6%	0.6%
Telecommunications	4,673	4,946	273	5.8%	1.2%	1.2%
Security	2,144	2,129	(15)	(0.7)%	0.6%	0.5%
License & Other Taxes	1,208	1,283	75	6.2%	0.3%	0.3%
Loss on Asset Disposal	—	1,017	1,017	100.0%	0.0%	0.3%
Other Operating Expenses	22,644	26,000	3,356	14.8%	6.1%	6.4%

Total Operating Expenses	266,061	310,182	44,121	16.6%	70.9%	76.7%

Operating Gross Profit	$109,266	$94,104	$(15,162)	(13.9)%	29.1%	23.3%

        Excluding provision for loan losses, total operating expenses increased by $21.8 million, or from 36.3% to 39.1% of revenue, for the nine months ended September 30, 2015, compared to the prior period, primarily due to expanding our portfolios, new retail locations during the first and second quarters, and the cost of consolidating underperforming stores during the third quarter.

        Salaries and benefits, as a percentage of revenue, increased from 14.8% to 15.1% as compared to the prior year period as a result of new retail locations during the first and second quarters. Cost savings measures such as consolidating underperforming retail locations during the third quarter, workforce reduction, and reducing operating hours have been implemented over the course of the quarter. During the third quarter, results reflected the benefits of our cost rationalization initiatives, with more favorable trends headed into the fourth quarter.

        The provision for loan losses grew $22.3 million, or from 34.6% to 37.6% of revenue, for the nine months ended September 30, 2015, due to growth of medium-term products, and higher provisioning associated with new retail locations and internet expansion. There is a continuing general shift towards longer term products which necessitates a higher overall reserve. During the latter half of the third quarter the benefits of our heightened focus on portfolio performance resulted in an improving provision for loan loss trend.

        As a percentage of revenue, occupancy decreased from 5.8% to 5.7% as compared to the prior year. The decrease is a result of the realization of operating leverage from expanding our revenue in new stores and on the internet.

        Advertising and marketing expense increased by $5.9 million, or 44.9%, for the nine months ended September 30, 2015, as compared to the prior period, primarily due to marketing activities focused on medium-term product expansion.

        Lease termination costs represent the remaining lease obligation for closed retail locations as a result of retail location consolidation. Loss on asset disposal has increased as we have consolidated underperforming retail locations.

        Other operating expenses increased by $3.4 million, or 14.8%, for the nine months ended September 30, 2015, as compared to the prior period, primarily as a result of an increase in the average number of retail locations.

Corporate and Other Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$59,526	$65,984	$6,458	10.8%	15.9%	16.3%
Depreciation & Amortization	4,389	4,135	(254)	(5.8)%	1.2%	1.0%
Sponsor Management Fee	969	738	(231)	(23.8)%	0.3%	0.2%
Interest expense, net	40,969	44,678	3,709	9.1%	10.8%	11.1%
Stock Repurchase Obligation	2,472	120	(2,352)	(95.1)%	0.7%	0.0%
Discontinued Operations	4,585	—	(4,585)	(100.0)%	1.2%	0.0%
Income tax expense (benefit)	696	(8,175)	(8,871)	(1274.6)%	0.2%	(2.0)%

Total Corporate and Other Expenses	$113,606	$107,480	$(6,126)	(5.4)%	30.3%	26.6%

        The increase in Corporate Expenses for the nine months ended September 30, 2015 as compared to the prior year period, is primarily the result of growing our corporate compliance and information technology functions.

        The stock repurchase obligation is carried at fair market value. The decrease of $2.4 million for the nine months ended September 30, 2015, as compared to the prior period is due to a decrease in the likelihood of the obligation requiring cash settlement.

Business Segment Results of Operations for the Nine Months Ended September 30, 2015, and September 30, 2014

        The following tables present summarized financial information for our segments:

	As of and for the nine months ended September 30, 2015
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$520,852		$80,197			$601,049
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$301,556	100.0%	$102,730	100.0%		$404,286	100.0%
Provision for Loan Losses	84,627	28.1%	67,577	65.8%		152,204	37.6%
Other Operating Expenses	138,451	45.9%	19,527	19.0%		157,978	39.1%
Operating Gross Profit	78,478	26.0%	15,626	15.2%		94,104	23.3%
Interest Expense, net	29,241	9.7%	15,437	15.0%		44,678	11.1%
Depreciation and Amortization	3,290	1.1%	845	0.8%		4,135	1.0%
Market Value of Stock Repurchase Obligation	120	0.0%	—			120	0.0%
Other Corporate Expenses(a)	—		—		66,722	66,722	16.5%
Income (loss) from Continuing Operations, before tax	45,827	15.2%	(656)	(0.6)%	(66,722)	(21,551)	(5.3)%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $1.6 million for the nine month period ending September 30, 2015, have been eliminated.

	As of and for the nine months ended September 30, 2014
	Retail Financial Services	% of Revenue	Internet Financial Services	% of Revenue	Unallocated Expenses	Consolidated	% of Revenue
Total Assets	$610,234		$69,265			$679,499
Goodwill	281,728		13,458			295,186
Other Intangible Assets	2,112		2,046			4,158
Total Revenues	$295,010	100.0%	$80,317	100.0%		$375,327	100.0%
Provision for Loan Losses	81,029	27.5%	48,837	60.8%		129,866	34.6%
Other Operating Expenses	123,436	41.8%	12,759	15.9%		136,195	36.3%
Operating Gross Profit	90,545	30.7%	18,721	23.3%		109,266	29.1%
Interest Expense, net	31,332	10.6%	9,637	12.0%		40,969	10.9%
Depreciation and Amortization	2,981	1.0%	1,408	1.8%		4,389	1.2%
Market Value of Stock Repurchase Obligation	2,472	0.8%	—			2,472	0.7%
Other Corporate Expenses(a)	—		—		60,495	60,495	16.1%
Income (loss) from Continuing Operations, before tax	53,760	18.2%	7,676	9.6%	(60,495)	941	0.3%

(a)
Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

        Intersegment revenues of $2.0 million for the nine month period ending September 30, 2014, have been eliminated.

Retail Financial Services

        Retail financial services represented 74.6%, or $301.6 million, of consolidated revenues for the nine months ended September 30, 2015, which was an increase of $6.5 million, or 2.2%, over the prior period primarily due to an increase in the average number of retail locations.

        The provision for loan losses increased as a percentage of revenue as a result of the continued shift to longer term products and the higher provisioning primarily related to new retail locations. Other operating expenses increased as a percentage of revenue due to new retail locations during the first and second quarters, and the consolidation of underperforming retail locations during the third quarter. New retail locations require a period of time to gain market share and revenue prior to achieving operating leverage. The increased provision for loan losses, the impact of new retail locations, and the cost of consolidating underperforming retail locations reduced overall gross profit as a percentage of revenue.

Internet Financial Services

        For the nine months ended September 30, 2015, total revenues contributed by our internet financial services segment was $102.7 million, an increase of $22.4 million, or 27.9%, over the prior year comparable period. As we expand this segment, the mix of products shifted towards medium-term products resulting in higher provision for loan losses.

Liquidity and Capital Resources

        We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities. We believe that cash flow from operations and available cash, together with availability of existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Nine Month Cash Flow Analysis

        The table below summarizes our cash flows for the nine months ended September 30, 2014, and 2015.

	Nine Months Ended September 30,
(in thousands)	2014	2015
Net Cash Provided by Operating Activities	$161,729	$153,852
Net Cash Used in Investing Activities	(162,776)	(152,659)
Net Cash Provided by Financing Activities	34,776	25,267

Net Increase in Cash and Cash Equivalents	$33,729	$26,460

        Cash Flows from Operating Activities.    During the nine months ended September 30, 2015, net cash provided by operating activities was $153.9 million compared to $161.7 million during the prior year comparable period, a decrease of $7.8 million. Cash flows from operating activities decreased primarily due to the net loss, net of the non-cash impact of increased provisioning in 2015.

        Cash Flows from Investing Activities.    During the nine months ended September 30, 2015, net cash used in investing activities was $152.7 million. The primary uses of cash were the net origination of $135.5 million of loans and $16.3 million in capital expenditures as we grew our portfolios and retail location counts. Starting in the second quarter, we made the strategic decision to suspend our retail location openings. During the nine months ended September 30, 2014, net cash used in investing activities was $162.8 million, primarily due to loan originations and capital expenditures.

        Cash Flows from Financing Activities.    During the nine months ended September 30, 2015, net cash provided by financing activities was $25.3 million. The primary sources of cash were a $27.2 million draw on our revolving credit facility and a $2.4 million draw on our subsidiary note. During the nine months ended September 30, 2014, net cash provided by financing activities was $34.8 million primarily due to draws on our revolving credit facility and subsidiary note.

Financing Instruments

        The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of December 31, 2014, and September 30, 2015, we were in compliance with these covenants.

        The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.20% and 0.15% at September 30, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both September 30, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

        We may from time to time repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise.

Capital Expenditures

        For the nine months ended September 30, 2014, and 2015, we spent $18.4 million and $16.3 million, respectively, on capital expenditures. The increase is primarily due to opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets. During the third quarter of 2015, we made the strategic decision to only open certain retail locations that were in process and capital expenditures have slowed during the quarter.

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

        On September 19, 2014, we created a non-guarantor subsidiary in order to fund growth in our internet portfolios. The non-guarantor subsidiary funding came from a $35.0 million subsidiary note, which was used to purchase loans from guarantor subsidiaries.

        On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at September 30, 2015 and our share of the note was $1.0 million.

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

Loan Portfolio

        As of September 30, 2015, we offered loans in 34 states and had ceased all foreign operations in order to focus on domestic operations. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management's review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products' interest is earned over the term of the loan.

        As of September 30, 2015, and December 31, 2014, our total finance receivables net of unearned advance fees were approximately $174.2 million and $190.0 million, respectively.

Off-Balance Sheet Arrangements

        In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer's application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under these programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer's obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2015, and December 31, 2014, the outstanding amount of active consumer loans was $42.5 million and $52.7 million, respectively, which were guaranteed by us. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $3.0 million and $4.4 million as of September 30, 2015, and December 31, 2014, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of September 30, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

        As of September 30, 2015, we had $497.1 million of indebtedness, of which, $27.2 million outstanding under our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have access to an additional $11.5 million of line of credit which is subject to variable interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, legal proceedings have and may in the future be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

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
101
Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited); (iii) Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2015 (unaudited); (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2015

Community Choice Financial Inc. and Subsidiaries (registrant)
/s/ MICHAEL DURBIN Michael Durbin Principal Financial and Principal Accounting Officer