Form 10-K
period 2015-12-31
Community Choice Financial Inc.
filed 2016-03-30
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-35537

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio	45-1536453
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6785 Bobcat Way, Suite 200, Dublin, Ohio	43016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2015 was: 8,981,536 shares of common stock, $0.01 par value.

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

•                  expected increases in operating efficiencies and cost savings;

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

•      risks related to the Company’s ability to execute fully on cost savings initiatives;

•                  risks associated with acquisition integration;

•                  the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•                  risks related to fluctuations in quarterly operating results and cashflow;

•                  the risk that the Company will not be able to improve margins;

•                  risks related to changes in or new government regulations;

•                  risks related to the discontinuance of banking or merchant processing relationships;

•                  risks related to possible impairment of goodwill and other intangible assets;

•                  risks related to litigation, regulatory investigations and tax examinations;

•                  risks related to negative perception of our business;

•                  risks related to our abilitiy to attract new customers;

•                  risks related to our concentration in certain markets;

•                  risks related to our reliance on third party product or service providers;

•                  risks related to our use of and reliance on consumer credit information and errors in our underwriting models;

•                  risks related to the Company’s dependence on senior management;

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

•                  risks that our controlling shareholders’ interest may conflict with the interests of other investors;

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

PART I

ITEM 1.                                            BUSINESS

Overview

Community Choice Financial Inc. (“CCFI”) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 525 retail storefronts across 15 states and are licensed to deliver similar financial services over the internet in 30 states. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including consumer loans, check cashing, prepaid debit cards, money transfers, bill payments, insurance, and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and, in many instances, more affordable than available alternatives.

Whether through our internet platform or retail locations, we strive to provide customers with unparalled customer service. Our internet platform is easy to use and provides an alternative for customers who may prefer the convenience and benefits of the internet. Our retail locations are located in highly visible, accessible locations that allow customers convenience and immediate access to our services. Our professional work environment combines high employee performance standards, incentive-based pay and a wide array of training programs to incentivize our employees to provide superior customer service.

We serve the large and growing market of individuals who have limited or no access to traditional sources of consumer credit and financial services. A study published in 2013, conducted by the FDIC, indicates that 27.7% of U.S. households are either unbanked or underbanked, representing approximately 67.6 million adults. As traditional financial institutions increase fees for consumer services, such as checking accounts and debit cards, and tighten credit standards as a result of economic and other market driven developments, consumers have looked elsewhere for less expensive and more convenient alternatives to meet their financial needs. According to a 2014 report from the Federal Reserve Bank of New York, total consumer credit outstanding has declined $1.4 trillion from its peak in the third quarter of 2008 through 2013. This contraction in the supply of consumer credit has resulted in significant unmet demand for consumer loan products.

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

•                  approximately 50% are male;

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

Our customers generally are underserved or unserved by the traditional banking system and choose alternative solutions to gain convenient and immediate access to cash, consumer loans, prepaid debit cards, money transfers, bill payments, insurance, and money orders.  We believe that our customers use our financial services because they are quick, convenient and, in many instances, more affordable than available alternatives. Additionally, we provide them with a safe, welcoming environment to use our services.

Locations and Operations

The following map illustrates the geography of our licensed operations as of December 31, 2015.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free-standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. Substantially, all of our stores are leased. Our stores, on average, occupy approximately 1,923 square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•                  CheckSmart;

•                  Buckeye CheckSmart;

•                  California Check Cashing Stores;

•                  1st Loans Financial;

•                  Cash 1 (pursuant to a license agreement);

(1)           See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

•                  Cash & Go;

•                  First Virginia;

•                  Buckeye Title Loans;

•                  Easy Money; and

•                  Check Cashing USA.

Our stores are typically open earlier and later than other financial service providers to service customers at hours most convenient to them.  Additionally, 27 of our stores are open 24 hours a day.

To complement our retail stores we are licensed to offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2015.

	Year Ended December 31,
	2013	2014	2015 (1)
# of Locations
Beginning of Period	491	516	530
Opened	29	25	31
Closed	4	11	36
End of Period	516	530	525

Number of states served by our internet operations	24	24	30

(1)                                 See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

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

Our business is seasonal based on the liquidity and cash flow needs of our customers.  See “Seasonality” on page 55 for a further discussion of this seasonal effect.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the years ended December 31, 2014 and 2015:

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

The specific consumer loan products we offer vary by location, but generally include the following types of consumer loans:

•                  Short-Term Consumer Loans.  Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products are consumer loans that typically range in size from $100 to $1,000, whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer or facilitate this product over the internet and in 497 of our 525 stores. We, as the lender or third party lender, agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $5,000 and averaged approximately $384 during 2015. Fees charged vary from state to state, generally ranging from $8 to $18 per $100 borrowed. Secured short-term products are asset-based loans whereby the customer obtains cash and grants a security interest in collateral and the loan may be secured with a lien on the collateral. Secured loans with a maturity of 90 days or less are included in this category and represent 17.7% of short-term consumer loans at December 31, 2015.

•                  Medium-Term Consumer Loans.  In meeting our customers’ financial needs, we also offer unsecured and secured medium-term consumer loans. Principal amounts of unsecured medium-term products typically range from $100 to $5,000 and have maturities between three months and 36 months. These consumer loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The consumer loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these consumer loans over the internet and in 245 of our 525 stores. Secured medium-term products typically range from $750 to $5,000 and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in collateral and consumer may be secured with a lien on collateral. Secured consumer loans with a maturity greater than 90 days are included in this category and represent 13.7% of medium-term consumer loans at December 31, 2015.

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

As of December 31, 2015, our gross receivable for short-term and medium-term consumer loans was $155.3 million. We analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our consumer loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term and medium-term consumer loans, accounted for 69.8% and 61.6% of our revenue for the years ended December 31, 2014 and 2015, respectively.

Credit Service Fees.  The Company offers a fee-based credit service program (“CSO Program”) to assist consumers in obtaining credit in certain markets through limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. Credit service fees accounted for 8.0% and 20.2%, respectively, of our revenue for the years ended December 31, 2014 and 2015. The increase in percentage of revenue in 2015 is primarily due to the introduction of the CSO program in certain markets in the fourth quarter of 2014.

Check Cashing.  We offer check cashing services in 483 of our 525 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s tax identification number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss.  Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 15.4% and 11.9%, respectively, of our revenue for the years ended December 31, 2014 and 2015.

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

Prepaid debit card services accounted for 1.5% and 1.7%, respectively, of our revenue for the years ended December 31, 2014 and 2015.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services offered through our stores include money transfer, bill payment, money orders, insurance, and, international and domestic prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services and an automotive insurance program.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Revenue from other products and services, and collections surcharges are included in Other income, which accounted for 5.3% and 4.6%, respectively, of our revenue for the years ended December 31, 2014 and 2015.

Advertising and Marketing

Our marketing efforts are designed to promote our product and service offerings, create customer loyalty, introduce new customers to our brands and create cross-selling opportunities.  In most of our markets, we utilize mass-media advertising including flyers, direct mail, outdoor advertising, internet advertising, including search engine optimization, and leads acquired from third party lead generation sources, yellow pages and radio and television advertising. We also utilize point-of-purchase materials in our retail locations and in-store marketing programs and promotions.  Local marketing initiatives include sponsorship and participation in local events and charity functions to enhance brand awareness.

We develop our marketing strategies based in part on results from consumer research and data analysis and from insights gained from phantom-shopper programs. We are continuously testing new ways of communicating and promoting our products and services, which include direct mail, online advertising, text messaging, print advertising, and telemarketing and enhanced bilingual communications.

Employees & Training

As of December 31, 2015, we had 3,356 employees.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

Customer service associates, store managers, district managers, regional managers and regional vice presidents must complete formal training programs. Those training programs include:

•                  management training programs that cover employee hiring, discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

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

Technology & Information Systems

We utilize centralized management information systems to support our customer service strategy and manage transaction risk, collections, internal controls, record keeping, compliance, and daily reporting functions. In retail store locations, our management system incorporates commercial, off-the-shelf point-of-sale (POS) systems customized to our specific requirements. Our POS systems are complemented by proprietary systems to enhance reporting and operational capabilities.

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

Collections

Collection efforts are performed in call centers in Ohio and Utah, enabling maximum efficiency and ensuring the application of standardized procedures and controls.  Collection practices comply with, as applicable, the stricter of federal or state regulations or industry best practices set forth by the trade associations of which we are members.  Depending upon the product, initial collection efforts are coordinated between the internal collection division and the retail location originating the loans.  As the receivable ages, collection responsibility shifts solely to the collections division.  The collections department attempts to resolve the account by communicating with consumers via letters and telephone calls.  If recovery efforts prove unsuccessful, the obligation may be sent to a third-party collections agency, sold, or, with respect to secured loans, we may attempt repossession on the applicable collateral securing such loans.  All recovery vendors undergo extensive initial and ongoing diligence and oversight as part of our network.

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

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2013 through 2015, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, less than 0.15% of revenue.

Our POS system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers and our internal monitoring staff conduct audits of each store’s cash position and inventories on an unannounced and random basis. Professional armored carriers provide the daily transportation of currency for the majority of our stores. In addition, most stores electronically scan their check inventory to facilitate verification and record keeping.

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

We are subject to federal and state regulations that require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory practices, and prohibit unfair, deceptive and abusive practices. We maintain legal and compliance departments to monitor new regulations introduced at the federal, state, and local level and existing regulations as they are repealed, amended, and modified. We place a strong emphasis from the top down on the importance of compliance, and require annual training for the Company’s board of directors, compliance committee members, as well as all employees.

We manage our compliance risk through three tiers of compliance oversight designed to address the risks of non-compliance and of consumer harm.  The first tier is a board-level compliance committee which is chaired by the Company’s chairman. This committee regularly receives reports from the second tier of compliance oversight, that being the board compliance committees of the Company’s three principal operating subsidiaries.  These subsidiary-level compliance committees are chaired by the Company’s lead director who is neither a member of management nor affiliated with any of the Company’s shareholders.  The subsidiary compliance committees are responsible for, among other things, overseeing compliance activities conducted within that subsidiary’s operations, overseeing the execution of corrective action plans designed to remedy any identified deficiencies, and approval of compliance-related policies and programs. The subsidiary compliance committee also receives regular reporting from the management compliance committee, which comprises the third tier 3 of compliance oversight. The management compliance committees are comprised of high-level management employees who bring together knowledge from their respective areas of expertise and are responsible for reviewing various compliance reports, assessing compliance risks, execution of corrective action plans designed to remedy identified deficiencies, and review and referral of compliance-related policies and programs to the subsidiary-level compliance committees.

In addition to the three levels of compliance committees, we also have a compliance department responsible for the development, execution, and governance of our enterprise-wide compliance management system which includes elements of governance and oversight; policy, procedure, and training management; monitoring and corrective action; response to consumer complaints; and compliance audit. The compliance department provides dedicated subject matter expertise and program development in risk areas such as consumer protection, privacy, data security, and anti-money laundering; and provides dedicated resources to support specific business and operational areas in designing compliance risk mitigation strategies.

We also maintain an internal monitoring department which evaluates compliance by our retail and internet operations with applicable federal and state laws and regulations as well as our internal policies and procedures. The internal compliance monitoring process includes conducting periodic unannounced examinations of our retail locations, reviewing customer files, reports, held checks, cash controls, and compliance with specific federal and state legal and regulatory requirements. The internal monitoring department also monitors customer-facing phone calls to detect and assist management in addressing compliance risks inherent in those types of communications. As part of the internal compliance monitoring program, results are reported to management to identify potential compliance issues and the need for further training. In addition, internal monitoring results are also reported to the management-level compliance committee.

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

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA and must not violate the unfair, deceptive or abusive standards set forth in Sections 1002, 1031 and 1036(a) of the Dodd-Frank Act, 12 U.S.C. §§ 5481, 5531 & 5536(a). Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, the Telephone Sales Rule, or the TSR, and the Federal Communications Commission’s declaratory ruling issued on July 10, 2015, or the July Declaratory Ruling. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and both the TSR and the July Declaratory Ruling sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

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

Funds Transfer and Signature Authentication Laws. Our lending is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a loan (i.e., ACH funds transfer). Furthermore, our internet business is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

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

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain where necessary. In addition, the USA PATRIOT Act of 2001 and its implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (1) internal policies, procedures and controls designed to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. Because of our compliance with other federal regulations having essentially similar purposes, we do not believe compliance with these requirements has had or will have any material impact on our operations.

In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the BSA, or (3) appear to serve no business or lawful purpose. Because of our POS system and transaction monitoring systems, we do not believe compliance with the existing reporting requirement and the corresponding record-keeping requirements has had or will have any material impact on our operations.

The Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals.” Their assets are blocked and we are generally prohibited from dealing with them.

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

Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive”, and hence unlawful. While Dodd-Frank expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that payday and secured lending should be a regulatory priority. In recent statements, the CFPB said that it will propose rules respecting payday, medium-term and secured lending in the first quarter of 2016. The rules may make such lending materially less profitable, impractical or impossible. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business.

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

In furtherance of that report, on March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” The report presents the CFPB’s findings as to borrowers’ loan sequences, which refers to a series of loans a borrower may take out following an initial loan. The CFPB found that payday borrowing typically involves multiple renewals following an initial loan, rather than distinct loans separated by at least 15 days. The report states that for the majority of loan sequences that last for more than one loan, there is no reduction in the principal amount between the first and last loan in the sequence. In the reports and subsequent statements, the CFPB reiterated its commitment to use its various tools to protect consumers from unlawful acts and practices in connection with the offering of consumer financial products and services. Both the April 24, 2013 white paper and the March 25, 2014 report indicated that the CFPB did not include online payday loans as part of its analysis, but the CFPB indicated that it is continuing to analyze borrowing activity by consumers using online payday loans. On November 20, 2015, in its published rule making agenda, the CFPB announced that it expects to release its proposal for new rules in the first quarter of 2016. We do not currently know the nature and extent of the rules that the CFPB will propose, but these rules will likely impose limitations on payday lending, medium-term lending and secured lending.

On September 16, 2014, the CFPB issued a proposed rule regarding nonbank companies that qualify as “larger participants of a market for automobile financing.” The proposed rule would allow the CFPB to expand its authority to reach nonbank entities engaged in the activities included within the CFPB’s proposed definition of “automobile financing.” Specialty finance companies, “captive” finance companies, and “buy here pay here” finance companies would be included within the CFPB’s jurisdiction under this proposed rule. The supplemental information that accompanied this proposed rule stated that the CFPB declined to include auto title loans, which would include our secured loans, within the proposed mechanism for determining “larger participants.” Nevertheless, the CFPB went on to suggest that auto title loans might be better analyzed separately from automobile financing as part of a future larger participant rule and the CFPB requested comments on whether it should expand the definition of “automobile financing” to include title loans and other types of auto-secured loans.

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

Since 2008, several states in which we operate, including Illinois,  Kentucky, Ohio and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by imposing new limitations or requirements or effectively prohibiting the loan products we offer. These laws have had varying impacts on our operations and revenue depending on the nature of the limitations and restrictions implemented.

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

Local Regulation

In addition to state and federal laws and regulations, our industry is subject to various local rules, regulations and ordinances. These local rules, regulations and ordinances are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations; however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on internet lending to residents of that jurisdiction, even though no such attempt has been made previously. Actions taken in the future by local governing bodies to impose other restrictions on consumer lenders such as us could impact our business.

Regulations impacting our internet operations

As a result of our acquisition of Direct Financial Solutions, LLC, or DFS in 2012, we began offering consumer loans over the internet through our DFS-affiliated Companies.  Our internet operations are licensed to offer loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In addition, DFS facilitates loans in Texas, by arranging loans originated by an unaffiliated third-party lender. We discontinued offering loans in the United Kingdom and voluntarily withdrew our application for full authorization to make loans in 2015. Our internet operations are capable of offering loans in Canada, and while we do not currently offer loans in Canada, if we begin to do so we will be subject to Canadian federal and provincial regulatory requirements.

In the United States, most borrowers from our internet operations repay their loans through automated funds transfer authorizations.  The CFPB has indicated its intention to examine compliance with various federal laws and regulations and to scrutinize the electronic transfers of funds to repay certain small denomination loans. If our internet operations were to be restricted in their ability to rely on such funds transfers, our business could be materially adversely affected.

In addition, our internet operations rely heavily on the use of lead generators or providers as a source of first-time borrowers. Our internet operations conduct regular audits of these lead generators or providers in order to ensure that each utilizes appropriate privacy and other disclosures to prospective borrowers as to how and where the prospective borrower’s personal, non-public information may be disclosed.  The CFPB has indicated its intention to examine compliance with federal laws and regulations and to scrutinize the flow of non-public, private consumer information between lead generators and lead buyers, such as our internet operations. In addition, several states in which we operate substantially impair the ability to use lead generators or have indicated an intention to regulate this conduct in the future.  The use of such lead generators could subject us to additional regulatory cost and expense and, if our internet operations’ ability to use lead generators were to be impaired, our internet operations’ business could be materially adversely affected.

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

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of CheckSmart Financial Holdings Inc. to be the holding company of CheckSmart Financial Holdings Corp. and to acquire the ownership of CCCS Corporate Holdings, Inc. through a merger. CCFI acquired CCCS through a merger on April 29, 2011. As of December 31, 2015, we owned and operated 525 stores in 15 states and had a licensed internet presence in 30 states. We are primarily engaged in the business of providing consumer financial services and have grown from 179 stores in April 2006, when Diamond Castle Holdings LLC, our majority beneficial shareholder, purchased a majority interest in CheckSmart.

Our corporate offices are located at 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016. Our telephone number is (614) 798-5900 and our website at www.ccfi.com. The information found on our website is not part of this or any other report we file with the SEC.

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

We have a significant amount of indebtedness. As of December 31, 2015, our outstanding senior indebtedness was $353.8 million, all of which was secured indebtedness. We had $4.5 million in borrowing availability on our revolving credit facility, and our Alabama subsidiary’s borrowing availability under its secured credit facility was $6.3 million. Of the $36.2 million outstanding, we had $35.0 million of indebtedness in subsidiary note payables incurred by subsidiaries that do not guarantee our senior secured notes and revolving credit facility, which we refer to as non-guarantor subsidiaries. We also had $10.1 million in outstanding indebtedness evidenced by notes issued to the sellers of certain of the Florida assets, some of which are stockholders as a result of the transaction, held by a non-guarantor subsidiary.  This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary.  See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the cancellation of the notes to the sellers of the Florida assets.

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

Our equity is negative and our debt is high due to the funds borrowed to support growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default under our revolving credit facility or our senior notes.  If we are unable to refinance or repay any amounts outstanding under our revolving credit facility when it becomes due, we could default on our revolving credit facility which could also result in acceleration of all of our obligations under our senior notes. The interest expense associated with our debt burden may be substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other competitors with lower debt ratios and increase the impact of competitive pressures within our markets. As of December 31, 2015, our total debt was $430.2 million and our negative tangible capital was $178.5 million.

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

The Company’s reliance on specialty financing may be a risk if such specialty financing sources become unavailable or their cost materially increases.

We rely on specialty financing obtained by our unrestricted subsidiaries to provide liquidity for our medium term loans. However, we cannot guarantee that this financing will continue to be available, or continue to be available on reasonable terms. Presently this financing comes from affiliates of Ivy Management LLC or Ivy.  If Ivy or other specialty financing sources became unwilling or unable to provide financing to us at prices acceptable to us we would need to secure additional financing or reduce loan originations accordingly. As the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.

The unrestricted subsidiaries that enter into these financing arrangements may also experience the occurrence of events of default or breaches of financial or performance covenants under the financing agreements with Ivy, which are currently secured by portfolios of loans. Any such occurrence or breach could result in the reduction or termination of our access to institutional funding or increase our cost of funding.  Increases in the cost of capital or the loss of debt financing could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

In the future, we may seek to access the debt capital markets to obtain capital to finance growth. However, our future access to the debt capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets could also cause credit providers to restrict availability of new credit. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In addition, our lending activities are subject to disclosure and non-discrimination requirements, including under the federal Truth-in-Lending Act, Regulation Z adopted under that act and the Equal Credit Opportunity Act, Regulation B adopted under that act, as well as the Fair Credit Reporting Act, or the “FCRA,” as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies and the requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act, Regulation E adopted under that act, and the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically. In 2007, the U.S. Congress effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents. We are also subject to the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm-Leach-Bliley Act.

The Fair Debt Collection Practices Act, or FDCPA, regulates third-parties who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Although the FDCPA is generally inapplicable to our internal collection activities, many states impose similar requirements on creditors and debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. We undertake collection activity relative to debts that consumers owe to us and we use third party collections agencies to collect on debts incurred by consumers of our credit products. Regulatory changes could make it more difficult for us and for collections agencies to effectively collect on the loans we originate.

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

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term consumer loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Congress, as well as state legislatures and other state and federal governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, limit origination fees for loans, require changes to underwriting or collections practices, require us to be bonded or require us to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained, require specific ability to repay analyses before loans can be originated.  Recent amendments to rules adopted under the Military Lending Act, or MLA, prohibit further restrict the interest rate and other terms that can be offered to certain active duty military personnel and their spouses and dependents. The amended MLA rules became effective on October 1, 2015 and will apply to transactions consummated or established after October 3, 2016 for all credit products subject to the rules except credit cards, which have a later operative date. The MLA, as amended, will restrict our ability to offer our products to military personnel and their dependents.  Failure to comply with the MLA may limit our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and, now, the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

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

With respect to our internet operations, in most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. As of December 31, 2015, our internet operations are licensed to offer loans to residents of Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitated loans originated by an unaffiliated third-party lender. We are also able to offer loans through a Canadian entity, though we did not do so as of December 31, 2015.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online lenders. As a result, the success of our business depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.  If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated.  States in which we do business may propose or enact restrictions on lead providers and potentially on marketing affiliates in the future and our ability to use lead providers or marketing affiliates in those states would also be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. Lead providers’ or marketing affiliates’

failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates’ or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead generators or marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

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

Recent actions by the U.S. Department of Justice, or the DOJ, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators, referred to as Operation Choke Point, appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department has issued subpoenas to banks and payment processors and the FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital Financial One Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. The defendants in that lawsuit filed a motion seeking its dismissal.  The trial court denied that motion and the lawsuit remains pending in the United States District Court for the District of Columbia.

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

Our access to the ACH system could be impaired as a result of this operation by regulators to cut off the ACH system to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on have and additional financial institutions may in the future choose to discontinue providing ACH system and similar services to us.  If our access to the ACH is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

Operation Choke Point resulted in certain financial institutions discontinuing our and our competitors’ access to banking, payment processing and treasury management services.  Operation Choke Point was initially described in an August 22, 2013, letter from thirty-one members of Congress to both the DOJ and the FDIC.  The letter stated, “[i]t has come to our attention that the DOJ and the FDIC are leading a joint effort that according to a DOJ official is intended to ‘change the structures within the financial system...choking [certain short term lenders] off from the very air they need to survive.’” The letter from Congress went on to say, “We are especially troubled by reports that the DOJ and FDIC are intimidating some community banks and third party payment processors with threats of heightened regulatory scrutiny unless they cease doing business with online lenders.”  The letter continued, “As a result, many bank and payment processors are terminating relationships with many of their long-term customers who provide underserved consumers with short-term credit options.”

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

Customer complaints or negative public perception of our business could result in a decline in our customer growth and our business could suffer.

Our reputation is very important to attracting new customers and securing repeat business relationships with existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers or avoid negative publicity.

In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to those products and services that we offer, such as collection of our own debt—could erode trust and confidence and damage our reputation among existing and potential customers, which would make it difficult to attract new customers and retain existing customers, significantly decrease the demand for our products, result in increased regulatory scrutiny, and have a material adverse effect on our business, prospects, results of operations, and financial condition.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. Because of Director Cordray’s recess appointment, there is uncertainty between the date of his recess appointment and the date of his confirmation as to the CFPB’s authority to exercise regulatory, supervisory and enforcement powers over providers of non-depository consumer financial products and services, including its power to exercise supervisory authority to examine and require registration of payday lenders.  Although it has not yet done so, the CFPB now has the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. In addition, the CFPB has issued examination procedures for, and has begun conducting examinations of, payday lenders. The CFPB conducted an initial examination of certain of our retail operations in late April 2012, and we received our examination report in October of 2013, and an examination of our internet operations in February of 2015, and we received our examination report in August of 2015. We made no material changes to our operations based on this report.  We anticipate additional examinations of our operations by the CFPB from time-to-time. With respect to these CFPB examinations and reports, we undertook various improvements in our operating and compliance procedures, controls and systems, but did not make material changes to our business.  Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, the relative newness of the examination process and the confidentiality of that process, we can provide no assurances as to how the CFPB’s examinations or rulemaking will impact us in the future.

Some consumer advocacy groups have suggested that short-term, medium-term consumer loans, and secured lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that aspects of payday loans are “abusive” and therefore such loans should be declared unlawful. In the CFPB’s fall 2015 rule making agenda, the CFPB estimated that it would issue proposed rules in the first quarter of 2016, although subsequent statements suggest that these proposed rules may be released in the second quarter of 2016. Accordingly, it is probable that in 2016, the CFPB will propose and adopt rules that may make such lending services materially less profitable, impractical, and impossible or may force us to modify or terminate certain product offerings, including short-term and medium-term consumer loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

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

The CFPB announced on March 26, 2015, that it is in the late stages of considering the formulation of rules regarding consumer loans, including certain of our short and medium-term loan products, which will ensure that consumers have access to the credit they need without long-term impact to their financial futures. The rule proposal, expected in the first half of 2016, will likely impose limitations on certain short term loans with high interest rates and, depending on the nature and scope of the proposed rules, might affect the loans and services we offer. Additionally, on October 7, 2015, the CFPB announced that it is considering two rulemaking proposals that would limit the use of pre-dispute arbitration clauses and class action waivers in consumer financial service contracts. Rules limiting such clauses could result in substantially increased litigation costs for us. If the CFPB adopts any rules or regulations that significantly restrict the availability of any of our consumer loan products, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations and financial condition or could make the continuance of all or part of our consumer loan business less profitable, impractical or impossible. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs to us.

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

Some of our (and our competitors’) lending practices in certain states have become or may become the subject of regulatory scrutiny and/or litigation. An unfavorable outcome in ongoing or future litigation or regulatory proceedings could force us to discontinue these business practices and/or make monetary payments. This could have a material adverse effect on our business, financial condition and results of operations.

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

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study.  In 2013, the CFPB released a preliminary report on consumer arbitration provisions and in March of 2015, released its final study.  This study concluded that arbitration clauses restrict consumers’ relief in disputes with financial service providers because companies are using them to block class proceedings thereby negatively impacting consumers’ access to justice.  The CFPB’s report suggests that arbitration clauses severely limit consumers’ options to pursue a just resolution of their disputes, to their detriment and without their knowledge.  On October 7, 2015, the CFPB announced that it is considering two rulemaking proposals that would limit the use of pre-dispute arbitration clauses and class action waivers in consumer financial service contracts.   Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements or class action waivers would significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions and significantly increase our litigation expenses. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services providers through the use of local zoning and permit laws have been on the rise and we anticipate that they will continue on the rise. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could adversely affect our ability to expand our operations or force us to attempt to relocate existing stores.

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

A significant portion of our assets are held in a limited number of states.

As of December 31, 2015, approximately 10.6% of our total gross finance receivables were held in Alabama, 9.1% were held in Arizona, 36.4% were held in California, and 5.2% were held in Florida and 9.4% were held in Virginia.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our retail locations and internet operations in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2013, 2014 and 2015, approximately 19.7%, 15.4% and 11.9%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits, electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, our shift in mix to more medium-term consumer loans has resulted and will continue to result in a higher provision for loan losses as a result of the nature of medium-term consumer loans as compared to short term loans, and, as this is a relatively new product for us, our provision for loan losses may be inadequate to cover losses on medium-term consumer loans. Additionally, in our retail credit services organization business, we issue independent third-party lenders letters of credit to guarantee repayment of their extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders. As of December 31, 2013, our loan loss allowance was $18.0 million and in 2013 we had a net charge off of $97.6 million related to losses on our loans. As of December 31, 2014, our loan loss allowance was $30.4 million and in 2014 we had a net charge off of $148.3 million related to losses on our loans. As of December 31, 2015, our loan loss allowance was $23.9 million and in 2015 we had a net charge off of $152.9 million related to losses on our loans. Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

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

•              Our money transfer and money order business depends on our agreements for such services with Western Union and MoneyGram. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $6.6 million in 2013,  $6.6 million in 2014, and $6.5 million in 2015, or 1.5%, 1.3% and 1.2%, respectively, of our total revenue for the years ended December 31,  2013, 2014, and 2015 was related to our money transfer and money order services, respectively.

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

We are subject to impairment risk.

At December 31, 2015, we had goodwill and other intangible assets totaling $154.5 million on our consolidated balance sheet, all of which represents the excess of costs paid to acquire assets and liabilities over the fair value of those assets and liabilities. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future and we may not realize the value of our goodwill. Management performs reviews annually and when events or circumstances warrant a review of the carrying values of the goodwill to determine whether impairment in value may have occurred. A variety of factors could cause the carrying value of our goodwill to become impaired.

We may experience financial and strategic difficulties and delays or unexpected events in completing our various cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.

We have taken various steps to reduce certain costs in 2015.  While we have achieved certain cost savings, and we have worked toward right-sizing our costs, we may not realize anticipated savings or benefits from one or more of the cost-savings initiatives we undertake as part of these efforts in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, economic conditions, or regulatory change, may occur which could result in our not realizing our anticipated savings. If we are unable to realize these savings or benefits, our ability to continue to fund other aspects of our business may be adversely affected. We are also subject to the risks of negative publicity and business disruption in connection with cost-savings initiatives.  The failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS, and in 2013, 2014, and 2015, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, union organizing, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Legislative increases in the federal minimum wage, the increasing number of state and local legislative increases to the minimum wage, and anticipated regulatory changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

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

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 19.7% and 68.4%, respectively, of our total revenue for the year ended December 31, 2013 and 15.4% and 69.8%, respectively, of our total revenue for the year ended December 31, 2014 and 11.9% and 61.6%, respectively, of our total revenue for the year ended December 31, 2015. An economic slowdown could cause deterioration in the performance of our consumer loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

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

If our cash flow from operations is not sufficient to fund our working capital and other liquidity needs, we may need to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as experienced in the wake of the 2008 financial crisis, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. In addition, the effects of a global recession and its effects on our operations could cause us to have difficulties in complying with the terms of our revolving credit facility.

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

The use of personal data in credit underwriting is highly regulated.

The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues. Although the FTC also retains its enforcement role regarding the FCRA, it shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

If the information provided by customers to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and any inability to effectively identify, manage, monitor and mitigate fraud risk on a large scale could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.

As we expand the number of products that have lower APRs than our short and medium term products, this expansion is largely predicated on effective loan underwriting resulting in acceptable customer profitability. Lending decisions made using our proprietary scoring models are based partly on information provided by loan applicants. To the extent that these applicants provide information in a manner that is unverifiable, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. In addition, data provided by third party sources is another component of the decision methodology and this data may contain inaccuracies. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.

In addition, our proprietary scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Our internet operations are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud us or consumers simply have no intent to repay the money they have borrowed we will incur higher loan losses. We may incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud. Over the past several years, we and others in our industry have had customers and former customers contacted by unknown criminals making telephone calls attempting to collect debt, purportedly on our behalf. These criminals are often successful in fraudulently inducing payments to them.  Since fraud is perpetrated by increasingly sophisticated individuals and “rings” of criminals, we continue to update and improve the fraud detection and prevention capabilities of our proprietary scoring models.  If these efforts are unsuccessful then credit quality and customer profitability will erode. If credit and/or fraud losses increased significantly due to inadequacies in underwriting or new fraud trends, new customer originations may need to be reduced until credit and fraud losses returned to target levels, and business could contract.

It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. If credit or fraud losses were to rise, this would significantly reduce our profitability. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.

Any of the above risks could lead to litigation, significantly increased expenses, reputational damage, reduced use and acceptance of our products and services or new regulations and compliance obligations, and could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our stores and a management information system. Our POS systems are fully operational in all stores and we continued in 2015 with the implementation of a new POS system which we intend to replace our existing retail POS systems. The POS system is currently piloted in limited markets with the expectation it will be further expanded in 2016. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the new POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

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

Our business involves the storage and transmission of consumers’ non-public, private information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote what we believe to be appropriate resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase internet-based product offerings and expand our internal usage of web-based products and applications or if we expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.

The automated nature of our internet operations may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because loans made by our internet operation involves very limited manual review, any failure of our computer systems involving our scoring models and any technical or other errors contained in the software pertaining to our proprietary system could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

The Company’s dependence on search engine providers and paid search results may be a risk.

Our new customer acquisition marketing and our returning customer relationship management is partly dependent on search engines such as Google, Bing and Yahoo! to direct a significant amount of traffic to our website through organic ranking and paid search advertising. We bid on certain keywords from search engines as well as use their algorithms to place our listings ahead of other lenders.

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies. The volume of customers we receive through organic ranking and paid search could be adversely affected by any such changes in methodologies or policies by search engine providers, by:

•      decreasing our organic rankings or paid search results;

•      creating difficulty for our customers in using our web and mobile sites;

•      producing more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; and

•      resulting in higher costs for acquiring new or returning customers.

In addition, search engines could implement policies that restrict the ability of companies such as ours to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our web and mobile sites could harm our business and operating results.

Finally, our competitors’ paid search, pay per click or search engine marketing activities may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us. We have little to no control over these potential changes in policy and methodologies relating to search engine results, and any of the changes described above could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Our success and future growth depend significantly on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.

We intend to continue to dedicate significant resources to marketing efforts and to introduce new loan products and expand into new states. Our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include search engine optimization, search engine marketing, preapproved direct mailings and paid media advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in the number of customers and in the number of loans made by visitors to product websites, or if we discontinue our marketing efforts, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Any decrease in our access to preapproved marketing lists from credit bureaus or other developments impacting our use of direct mail marketing could adversely affect our ability to grow our business.

We market certain of our medium term loan products through direct mailings of preapproved loan offers to potential customers. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.  Similarly, federal or state regulators or legislators could limit access to these preapproved marketing lists with the same effect.

In addition, preapproved direct mailings may become a less effective marketing tool due to over-penetration of direct mailing lists. Any of these developments could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.        PROPERTIES

Our average store size is approximately 1,923 square feet as of December 31, 2015. Our stores are typically located in strip shopping centers or free-standing buildings. The majority of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years.  Our primary headquarters is located in Dublin, Ohio. Over the past two years, we have integrated the Utah office acquired in the DFS acquisition into our operations and have expanded our call centers in Utah to serve both our internet and retail customers.

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2015 was 8,981,536.   See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2015.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 6  in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

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

	Year Ended December 31,
(in thousands except location data)	2011	2012	2013	2014	2015
Statement of Operations Data:
Total revenues	$306,934	$373,000	$425,271	$518,253	$527,379
Total operating expenses	185,400	236,061	289,838	378,047	396,156
Operating gross profit	121,534	136,939	135,433	140,206	131,223
Goodwill impairment	—	—	—	72,105	68,017
Total corporate and other expenses	91,128	117,255	122,420	145,276	105,959
Income (loss)before provision for income taxes, and discontinued operations	30,406	19,684	13,013	(77,175)	(42,753)
Provision (benefit) for income taxes	13,553	6,508	5,163	(29,695)	27,259
Income (loss) from continuing operations	16,853	13,176	7,850	(47,480)	(70,012)
Discontinued operations (1)	—	—	(1,117)	(4,585)	—
Net income (loss)	$16,853	$13,176	$6,733	$(52,065)	$(70,012)

Balance Sheet Data:
Cash and cash equivalents	$65,635	$79,044	$90,311	$77,734	$98,941
Total finance receivables, net	120,451	128,923	165,330	159,669	128,501
Total assets	515,547	576,330	653,768	578,389	466,359
Total debt	395,000	437,330	466,867	469,241	430,219
Total liabilities	454,233	492,117	532,426	533,001	490,381
Total stockholders’ equity (deficit)	61,314	84,213	121,342	45,388	(24,022)

Other Operating Data:
Number of stores (at period end)	435	491	516	530	525
Number of states served by our internet operations (at period end)	—	19	24	24	30

(1) Discontinued operations presented for 2013 and 2014 are net of (benefit) for income tax of ($746) and ($1,422), respectively. There were no discontinued operations in 2011, 2012, or 2015.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of December 31, 2015, we operated 525 retail locations across 15 states and were licensed in 30 states via the internet.

Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer’s needs or desires. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation.  Our overall revenue has expanded as we have executed on our retail model. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products.

Factors Affecting Our Results of Operations

Retail Platform

During the year ended December 31, 2015, we opened 31 retail locations. However, based on expected regulatory changes, we made the strategic decision in the latter part of the year to suspend new retail location openings and began to consolidate underperforming retail locations. The retail locations that closed during the year had direct costs of $9.3 million for the prior twelve months. Additionally, we have decreased our workforce by 15.3% since the first quarter of 2015 through retail location closures and overall workforce reduction efforts, resulting in expected annualized savings of approximately $13.2 million.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the years ended December 31, 2013, 2014, 2015, respectively.

	Year Ended December 31,
	2013	2014	2015 (1)
# of Locations
Beginning of Period	491	516	530
Opened	29	25	31
Closed	4	11	36
End of Period	516	530	525

Number of states served by our licensed internet operations	24	24	30

(1)                                 See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

The following table provides the geographic composition of our retail locations as of December 31, 2013, 2014 and 2015:

	December 31,	December 31,	December 31,
	2013	2014	2015 (1)
Alabama	30	36	42
Arizona	42	40	33
California	160	156	149
Florida	61	63	61
Indiana	21	21	21
Illinois	12	12	12
Kansas	5	5	5
Kentucky	14	15	15
Michigan	14	14	14
Missouri	7	7	7
Ohio	99	96	95
Oregon	3	3	2
Tennessee	13	25	27
Utah	10	10	10
Virginia	25	27	32
	516	530	525

(1)                                 See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

Changes in Legislation

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services.  The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. The CFPB has expressed its intention to publish proposed rules in early 2016, which we would expect to become final in late 2016 and effective in 2017 or 2018.

New Product Expansion and Trends

We constantly seek to develop and offer new products in order to address the full range of our customers’ financial needs. The expansion of existing medium-term products in certain markets resulted in a 19.3%, or $23.7 million increase, in revenue related to these products for the year ended December 31, 2015 compared to the same period in 2014. Revenue from our CSO program grew 156.2% or $64.8 million for the year ending December 31, 2015 as compared to the same period in 2014 primarily due to the introduction of the CSO program in certain markets in the fourth quarter of 2014.

Product Characteristics and Mix

As the Company expands its product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. The shift in mix to longer term loans has resulted in, and is expected to result in, higher loan loss reserves for our medium-term products. The shift to a CSO program in certain markets has reduced our portfolios and may result in changes to the accrual for third party lender losses.We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees; however, the availability of direct deposit to the  Insight  card  as an alternative to check cashing extends the customer relationship and increases our revenues associated with the Insight prepaid card.

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

Goodwill Impairment

During 2014, CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million for the year ended December 31, 2014.

The Company conducted its annual test for impairment of goodwill as of December 31, 2015 for the Retail financial services segment and concluded that the Retail financial services segment had an impairment of $68.0 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Recent Strategic Initiatives

The CFPB previously announced that it will release proposed rules that will affect our loan products. Based on the CFPB’s anticipated release date for the proposed rules, we expect them to be final in 2016 and effective in 2017 or 2018. In anticipation of the effectiveness of these rules, the Company enacted several strategic initiatives during the second half of 2015. These strategic initiatives include a reduction in new retail location openings and consolidation of underperforming retail locations, along with a heightened focus on expense and portfolio rationalization. Operating labor costs decreased as a result of the retail consolidation, workforce reductions, and reduced operating hours. Growth slowed during the third quarter of 2015, and through the fourth quarter of 2015, we began to see improving trends in portfolio performance. We expect that benefits from these strategic initiatives undertaken may be more fully realized in subsequent quarters.

See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

Discontinued Operations

Insight Holdings was consolidated for the period from April 2013 to May 2014, and its operations have been classified as discontinued in the Company’s statement of operations.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management, include allowance for loan losses,   goodwill, stock based compensation, stock repurchase obligation, and our determination of valuation of deferred tax assets, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 17.5% and 17.7% of short-term consumer loans at December 31, 2014 and December 31, 2015, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 15.0% and 13.7% of medium-term consumer loans at December 31, 2014 and December 31, 2015, respectively.

In some instances the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2013, 2014 and 2015 were $165.3 million, $159.7 million and $128.5 million, respectively. The decrease in net receivables from 2014 to 2015 is primarily due to the movement of short term consumer loan product to a CSO program as the Company elected to alter its business model in certain markets. The allowance for loan losses as of December 31, 2013, 2014 and 2015 were $18.0 million, $30.4 million and $23.9 million, respectively. At December 31, 2013, 2014 and 2015, the allowance for loan losses were 9.8%, 16.0% and 15.7%, respectively, of total finance receivables, net of unearned advance fees.

Total finance receivables, net as of December 31, 2013, 2014 and 2015 are as follows (in thousands):

	As of December 31,
	2013	2014	2015
Finance Receivables, net of unearned advance fees	$183,338	$190,032	$152,393
Less: Allowance for loan losses	18,008	30,363	23,892
Finance Receivables, Net	$165,330	$159,669	$128,501

The total changes to the allowance for loan losses for the years ended December 31, 2013, 2014 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Allowance for loan losses
Beginning of Period	$9,114	$18,008	$30,363
Provisions for loan losses	106,480	160,696	146,462
Charge-offs, net	(97,586)	(148,341)	(152,933)
End of Period	$18,008	$30,363	$23,892
Allowance as a percentage of finance receivables, net of unearned advance fees	9.8%	16.0%	15.7%

The provision for loan losses for the year ended December 31, 2015 includes losses from returned items from check cashing of $8.9 million and third party lender losses of $35.6 million.  The increase in third party lender losses for 2015 as compared to the prior year is consistent with our transition to the provision for CSO services in certain markets.

The provision for loan losses for the year ended December 31, 2014 includes losses from returned items from check cashing of $8.6 million and third party lender losses of $21.5 million.

The provision for loan losses for the year ended December 31, 2013 includes losses from returned items from check cashing of $8.0 million and third party lender losses of $12.4 million.

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

There was no impairment loss for goodwill for either Retail financial services or Internet financial services during the year ended December 31, 2013.

During 2014, CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million.  The remaining goodwill was related to the Retail services segment only as of December 31, 2014.

The Company conducted its annual test for impairment of goodwill as of December 31, 2015 for the Retail financial services segment and concluded that our Retail financial services segment has an impairment of $68.0 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Income Taxes

During 2015, the Company filed federal income tax returns to carry back the net operating loss generated in 2014 and received a refund of approximately $2.6 million in 2015.  The Company generated a net operating loss of approximately $6.2 million in 2015, a portion of which will be carried back to 2013. The remaining net operating loss can be carried forward up to twenty years.

We record income taxes as applicable under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. The Company recorded valuation allowances for the de-consolidation of Insight Holdings and the Company’s foreign operations for fiscal year 2014. During 2015, the Company recorded a partial valuation allowance on its existing deferred tax assets as their future utilization remains uncertain at this time.

Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes, this goodwill amortizes over a 15-year period from the date of the acquisitions. Goodwill amortization of $27.1 million may result in cash tax savings up to $10.8 million at the expected combined rate of 40%. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense resulted in the creation of deferred income tax items on our balance sheet.

Non-Guarantor and Unrestricted Subsidiaries

As described in more detail under Note 22 Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information to our consolidated financial statements, we had six non-guarantor subsidiaries and one consolidated entity that is not a subsidiary (and, therefore, is not a guarantor).  As of December 31, 2015, of the entities classified as “Non-Guarantor Subsidiaries”, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of December 31, 2015 and December 31, 2014, such unrestricted subsidiaries had total assets of $89.6 million and $90.7 million and total liabilities of $67.4 million and $69.4 million, respectively, and for the years ended December 31, 2015, 2014 and 2013, had total revenues of $89.9 million, $53.3 million and $23.8 million, total operating expenses of $55.1 million, $32.6 million and $20.4 million and income (loss) before income taxes of $19.5 million, $8.5 million and $(1.8) million, respectively.

See “Subsequent Events” on page 99 for a discussion of the transaction that resulted in the disposition of 43 Florida retail locations effective February 1, 2016.

Insight Holdings was also classified as a “Non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013.  For the year ended December 31, 2014, this entity is included in discontinued operations, net of tax, and the entity is not reflected for the year ended December 31, 2015.  The remainder of the entities included under “Non-Guarantor Subsidiaries”  are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2013, 2014 and 2015 (dollars in thousands):

	Year Ended December 31,
	2013	Revenue %	2014	Revenue %	2015	Revenue %

Total Revenues	$425,271	100.0%	$518,253	100.0%	$527,379	100.0%
Operating Expenses
Salaries and benefits	68,611	16.1%	76,034	14.7%	80,629	15.3%
Provision for losses	126,854	29.8%	190,725	36.8%	191,009	36.2%
Occupancy	27,103	6.4%	30,232	5.8%	31,104	5.9%
Advertising and marketing	14,261	3.4%	19,654	3.8%	21,533	4.1%
Lease termination	—	—	—	—	3,666	0.7%
Depreciation and amortization	7,489	1.8%	8,486	1.6%	10,268	1.9%
Other operating expenses	45,520	10.7%	52,916	10.2%	57,947	11.0%
Total Operating Expenses	289,838	68.2%	378,047	72.9%	396,156	75.1%
Income from Operations	135,433	31.8%	140,206	27.1%	131,223	24.9%
Corporate and other expenses
Corporate expenses	62,899	14.8%	79,724	15.4%	89,584	17.0%
Depreciation and amortization	6,757	1.6%	5,763	1.1%	5,408	1.0%
Interest expense, net	52,075	12.2%	55,342	10.7%	58,982	11.2%
Market value of stock repurchase obligation	(360)	(0.1)%	3,202	0.6%	(1,000)	(0.2)%
Goodwill impairment	—	—	72,105	13.9%	68,017	12.9%
Gain on equity method investments	(261)	(0.1)%	—	—	—	—
Gain on debt extinguishment	—	—	—	—	(47,976)	(9.1)%
Income tax expense (benefit)	5,163	1.2%	(29,695)	(5.7)%	27,259	5.2%
Total corporate and other expenses	126,273	29.7%	186,441	36.0%	200,274	38.0%
Net income (loss) before management fee	9,160	2.2%	(46,235)	(8.9)%	(69,051)	(13.1)%
Sponsor management fee	1,310	0.3%	1,245	0.2%	961	0.2%
Discontinued operations	(1,117)	(0.3)%	(4,585)	(0.9)%	—	—
Net Income (Loss)	$6,733	1.6%	$(52,065)	(10.0)%	$(70,012)	(13.3)%

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2013, 2014 and 2015:

	Twelve Months Ended December 31,
	2013	2014	2015
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$2,153,531	$2,122,987	$1,417,478
Number of loan transactions (in thousands)	4,985	5,032	3,689
Average new loan size	$432	$422	$384
Average fee per new loan	$47.22	$47.63	$48.45
Loan loss provision	$79,129	$87,308	$63,014
Loan loss provision as a percentage of loan volume	3.7%	4.1%	4.4%
Secured loans as percentage of total at December 31st	11.8%	17.5%	17.7%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$58,350	$97,460	$78,665
Number of loans outstanding	50,266	72,885	63,477
Average balance outstanding	$1,161	$1,337	$1,239
Weighted average monthly percentage rate	17.2%	17.0%	16.9%
Allowance as a percentage of finance receivables	21.2%	25.9%	25.7%
Loan loss provision	$27,351	$73,388	$83,448
Secured loans as percentage of total at December 31st	20.3%	15.0%	13.7%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,847,670	$2,847,165	$2,607,052
Number of checks cashed (in thousands)	5,954	5,636	4,607
Face amount of average check	$478	$505	$566
Average fee per check	$14.08	$14.15	$13.64
Returned check expense	$7,975	$8,568	$8,925
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%	0.3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$239,300	$178,750	$(60,550)	(25.3)%	46.1%	33.9%
Medium-term Consumer Loan Fees and Interest	122,644	146,320	23,676	19.3%	23.7%	27.7%
Credit Service Fees	41,496	106,328	64,832	156.2%	8.0%	20.2%
Check Cashing Fees	79,744	62,826	(16,918)	(21.2)%	15.4%	11.9%
Prepaid Debit Card Services	7,552	8,742	1,190	15.8%	1.5%	1.7%
Other Income	27,517	24,413	(3,104)	(11.3)%	5.3%	4.6%
Total Revenue	$518,253	$527,379	$9,126	1.8%	100.0%	100.0%

For the year ended December 31, 2015, total revenue increased by $9.1 million, or 1.8%, compared to the same period in 2014. The majority of this growth is attributable to expansion of the internet installment portfolio.

Revenue from short-term consumer loan fees and interest for the year ended December 31, 2015, decreased $60.6 million, or 25.3%, compared to the same period in 2014. The decrease is primarily due to the successful transition of a portion of our portfolio to the CSO program in certain markets.

Revenue from medium-term consumer loan fees and interest for the year ended December 31, 2015, increased $23.7 million, or 19.3%, compared to the same period in 2014. We grew medium-term consumer loan revenue primarily through expansion of the internet installment portfolio. The continued shift in portfolio towards medium-term consumer loan revenue and the relative growth of this category resulted in an increase in the provision for loan losses for the year.

Revenue from credit service fees for the year ended December 31, 2015, increased $64.8 million, or 156.2%, compared to the same period in 2014. Credit service fee revenue increased as a result of the successful transition from short-term consumer loans in certain markets to the CSO program.

Revenue from check cashing fees for the year ended December 31, 2015, decreased $16.9 million, or 21.2%, compared to the same period in 2014. The decrease is primarily due to the transition of our short-term consumer loan portfolio to the CSO program in certain markets which has resulted in reduced loan-related check cashing.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$76,034	$80,629	$4,595	6.0%	14.7%	15.3%
Provision for Loan Losses	190,725	191,009	284	0.1%	36.8%	36.2%
Occupancy	30,232	31,104	872	2.9%	5.8%	5.9%
Depreciation & Amortization	8,486	10,268	1,782	21.0%	1.6%	1.9%
Advertising & Marketing	19,654	21,533	1,879	9.6%	3.8%	4.1%
Bank Charges	5,339	5,731	392	7.3%	1.0%	1.1%
Store Supplies	3,638	2,803	(835)	(23.0)%	0.7%	0.5%
Collection Expenses	3,103	3,233	130	4.2%	0.6%	0.6%
Telecommunications	6,392	6,477	85	1.3%	1.2%	1.2%
Security	2,912	2,874	(38)	(1.3)%	0.6%	0.6%
License & Other Taxes	1,787	1,829	42	2.4%	0.3%	0.4%
Lease Termination Costs	—	3,666	3,666	100.0%	0.0%	0.7%
Loss on Asset Disposal	136	1,808	1,672	100.0%	0.0%	0.3%
Other Operating Expenses	29,609	33,192	3,583	12.1%	5.8%	6.3%
Total Operating Expenses	378,047	396,156	18,109	4.8%	72.9%	75.1%
Income from Operations	$140,206	$131,223	$(8,983)	(6.4)%	27.1%	24.9%

Total operating expenses excluding lease termination costs and loss on asset disposal, increased by$12.8 million, or from 72.9% to 74.1% of revenue, for the year ended December 31, 2015, as compared to the prior period. The increase is primarily due to marketing costs while we were executing a growth strategy in the first half of the year and, after the strategic shift to portfolio rationalization, a heightened focus on portfolio performance.

Salaries and benefits, as a percentage of revenue, increased from 14.7% to 15.3% as compared to the prior period; however, strategic cost savings measures such as consolidating underperforming retail locations, workforce reduction, and reducing operating hours have continued to reduce actual costs quarter over quarter during the second half of 2015.

The provision for loan losses grew $0.3 million, or 0.1%, for the year ended December 31, 2015, due to the growth of medium-term products and higher provisioning associated with internet expansion being offset by a decrease in short-term provisioning due to the transition to the CSO program. However, the benefit of changes in underwriting began to be realized in the third quarter and continued in to the fourth quarter of 2015.

Advertising and marketing expense increased by $1.9 million, or 9.6%, for the year ended December 31, 2015, as compared to the prior period, primarily due to marketing activities focused on medium-term product expansion.

Lease termination costs represent the remaining lease obligation for closed retail locations as a result of retail location consolidation. Loss on asset disposal has increased as we have consolidated underperforming retail locations.

Other operating expenses increased by $3.6 million, or 12.1%, for the year ended December 31, 2015, as compared to the prior period, primarily as a result of increased verification costs due to changes in our underwriting and a heightened focus on portfolio performance.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$79,724	$89,584	$9,860	12.4%	15.4%	17.0%
Depreciation & Amortization	5,763	5,408	(355)	(6.2)%	1.1%	1.0%
Sponsor Management Fee	1,245	961	(284)	(22.8)%	0.2%	0.2%
Interest expense, net	55,342	58,982	3,640	6.6%	10.7%	11.2%
Stock Repurchase Obligation	3,202	(1,000)	(4,202)	(131.2)%	0.6%	(0.2)%
Gain on Debt Extinguishment	—	(47,976)	(47,976)	(100.0)%	0.0%	(9.1)%
Goodwill Impairment	72,105	68,017	(4,088)	(5.7)%	13.9%	12.9%
Discontinued Operations	4,585	—	(4,585)	(100.0)%	0.9%	0.0%
Income tax expense (benefit)	(29,695)	27,259	56,954	(191.8)%	(5.7)%	5.2%
Total Corporate and Other Expenses	$192,271	$201,235	$8,964	4.7%	37.1%	38.2%

The increase in corporate expenses for the year ended December 31, 2015 as compared to the prior year period, is primarily the result of growing our corporate compliance, risk and data analysis, and information technology functions.

Stock repurchase obligation is carried at fair market value and decreased by $4.2 million during the year ended December 31, 2015 as compared to the prior year primarily due to a decrease in the likelihood of the obligation requiring cash.

The gain on debt extinguishment is the result of repurchasing $66.3 million of our senior secured notes in December 2015.

For the year ended December 31, 2015, the $68.0 million in goodwill impairment relates to the Retail financial services segment. For the year ended December 31, 2014, the $72.1 million goodwill impairment relates to the $58.6 million impairment of the Retail financial services segment and the $13.5 million impairment of the Internet financial services segment.  The remaining goodwill was related to the Retail services segment only as of December 31, 2014. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

In the prior year, the Company had an income tax benefit of 29,695. In 2015, the benefit was reduced by a $41,276 tax valuation allowance which resulted in a total income tax expense of $27,259.

Segment Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services.

	As of and for the year ended December 31, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$393,166		$73,193		$—	$466,359
Goodwill	152,568		—		—	152,568
Other Intangible Assets	666		1,247		—	1,913
Total Revenues	$393,243	100.0%	$134,136	100.0%	$—	$527,379	100.0%
Provision for Loan Losses	106,053	27.0%	84,956	63.3%	—	191,009	36.2%
Other Operating Expenses	181,059	46.0%	24,088	18.0%	—	205,147	38.9%
Operating Gross Profit	106,131	27.0%	25,092	18.7%	—	131,223	24.9%
Interest Expense, net	38,939	9.9%	20,043	14.9%	—	58,982	11.2%
Depreciation and Amortization	4,323	1.1%	1,085	0.8%	—	5,408	1.0%
Goodwill impairment	68,017	17.3%	—	—	—	68,017	12.9%
Market Value of Stock Repurchase Obligation	(1,000)	(0.3)%	—	—	—	(1,000)	(0.2)%
Gain on Debt Extinguishment (a)	—	—	—	—	(47,976)	(47,976)	(9.1)%
Other Corporate Expenses (a)	—	—	—	—	90,545	90,545	17.2%
Income (loss) from Continuing Operations, before tax	(4,148)	(1.1)%	3,964	3.0%	(42,569)	(42,753)	(8.1)%

(a) Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain in debt extinguishment and all other corporate expenses as unallocated.

	As of and for the year ended December 31, 2014
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$513,152		$65,237		$—	$578,389
Goodwill	222,565		—		—	222,565
Other Intangible Assets	1,682		1,863		—	3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$—	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	—	190,725	36.8%
Other Operating Expenses	167,880	41.6%	19,442	17.0%	—	187,322	36.1%
Operating Gross Profit	119,088	29.5%	21,118	18.4%	—	140,206	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	—	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	—	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	—	5,763	1.1%
Market Value of Stock Repurchase Obligation	3,202	0.8%	—	—	—	3,202	0.6%
Other Corporate Expenses (a)	—	—	—	—	80,969	80,969	15.6%
Income (loss) from Continuing Operations, before tax	12,065	3.0%	(8,271)	(7.2)%	(80,969)	(77,175)	(14.9)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

Retail Financial Services

Retail financial services represented 74.6%, or $393.2 million of consolidated revenues for the year ended December 31, 2015 which was a decrease of $10.5 million, or 2.6%, over the prior period primarily due to heightened underwriting beginning in the second quarter of 2015.

The provision for loan losses decreased as a percentage of revenue primarily as a result of heightened underwriting in the second half of 2015. Other operating expenses increased primarily due to new store expenses in the first half of the year and, after the change in strategy in the second quarter, store closure costs in the latter half of the year.

Internet Financial Services

For the year ended December 31, 2015, total revenues contributed by our Internet financial services segment were $134.1 million, an increase of $19.6 million, or 17.2%, over the prior year comparable period. The provision for loans losses increased by $11.0 million but decreased as a percentage of revenue from 64.6% to 63.3%, benefiting from a heightened focus on portfolio performance. Operating gross profit of $25.1 million is an increase of $4.0 million over the comparable prior period and also improved to 18.7% of revenue.

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

Revenue from credit service fees for the year ended December 31, 2014 increased $22.2 million, or 115.0%, compared to the same period in 2013. Credit service fee revenue increased as a result of transitioning short-term consumer loans in certain markets to the CSO program.

Revenue from check cashing fees for the year ended December 31, 2014, decreased $4.1 million, or 4.9%, compared to the same period in 2013. The decrease is primarily due to the transition of our short-term consumer loan portfolio to the CSO program in certain markets which has resulted in reduced loan-related check cashing.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$68,611	$76,034	$7,423	10.8%	16.1%	14.7%
Provision for Loan Losses	126,854	190,725	63,871	50.4%	29.8%	36.8%
Occupancy	27,103	30,232	3,129	11.5%	6.4%	5.8%
Depreciation & Amortization	7,489	8,486	997	13.3%	1.8%	1.6%
Advertising & Marketing	14,261	19,654	5,393	37.8%	3.4%	3.8%
Bank Charges	4,236	5,339	1,103	26.0%	1.0%	1.0%
Store Supplies	2,986	3,638	652	21.8%	0.7%	0.7%
Collection Expenses	3,286	3,103	(183)	(5.6)%	0.8%	0.6%
Telecommunications	5,524	6,392	868	15.7%	1.3%	1.2%
Security	2,470	2,912	442	17.9%	0.6%	0.6%
License & Other Taxes	1,729	1,787	58	3.4%	0.4%	0.3%
Other Operating Expenses	25,289	29,745	4,456	17.6%	5.8%	5.8%
Total Operating Expenses	289,838	378,047	88,209	30.4%	68.2%	72.9%
Income from Operations	$135,433	$140,206	$4,773	3.5%	31.8%	27.1%

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

Other operating expenses increased by $4.5 million, or 17.6%, for the year ended December 31, 2014 as compared to the prior year period, primarily as a result of new stores and costs associated with expanding our internet portfolio.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2013	2014	Increase (Decrease)		2013	2014
				(Percent)	(Percent of Revenue)
Corporate Expenses	$62,638	$79,724	$17,086	27.3%	14.7%	15.4%
Depreciation & Amortization	6,757	5,763	(994)	(14.7)%	1.6%	1.1%
Sponsor Management Fee	1,310	1,245	(65)	(5.0)%	0.3%	0.2%
Interest expense, net	52,075	55,342	3,267	6.3%	12.2%	10.7%
Stock Repurchase Obligation	(360)	3,202	3,562	(989.4)%	(0.1)%	0.6%
Goodwill Impairment	—	72,105	72,105	100.0%	0.0%	13.9%
Discontinued Operations	1,117	4,585	3,468	0.0%	0.3%	0.9%
Income tax expense (benefit)	5,163	(29,695)	(34,858)	(675.2)%	1.2%	(5.7)%
Total Corporate and Other Expenses	$128,700	$192,271	$63,571	49.4%	30.3%	37.1%

Excluding the goodwill impairment, total corporate and other expenses decreased by $8.5 million, or 6.6%, during the year ended December 31, 2014, as compared to the prior period in 2013. The expansion of corporate functions supporting our growth and rising health care costs are the primary reason corporate expenses increased, by $17.1 million, or 27.3%, during the year ended December 31, 2014, as compared to the prior period in 2013.

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

Segment Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services:

	As of and for the year ended December 31, 2014
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$513,152		$65,237		$—	$578,389
Goodwill	222,565		—		—	222,565
Other Intangible Assets	1,682		1,863		—	3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$—	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	—	190,725	36.8%
Other Operating Expenses	167,880	41.6%	19,442	17.0%	—	187,322	36.1%
Operating Gross Profit	119,088	29.5%	21,118	18.4%	—	140,206	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	—	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	—	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	—	5,763	1.1%
Market Value of Stock Repurchase Obligation	3,202	0.8%	—	—	—	3,202	0.6%
Other Corporate Expenses (a)	—	—	—	—	80,969	80,969	15.6%
Income (loss) from Continuing Operations, before tax	12,065	3.0%	(8,271)	(7.2)%	(80,969)	(77,175)	(14.9)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

	As of and for the year ended December 31, 2013
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$605,276		$48,492		$—	$653,768
Goodwill	298,861		13,673		—	312,534
Other Intangible Assets	20,086		3,286		—	23,372
Total Revenues	$372,040	100.0%	$53,231	100.0%	$—	$425,271	100.0%
Provision for Loan Losses	93,471	25.1%	33,383	62.7%	—	126,854	29.9%
Other Operating Expenses	151,716	40.8%	11,268	21.2%	—	162,984	38.3%
Operating Gross Profit	126,853	34.1%	8,580	16.1%	—	135,433	31.8%
Gain on Equity Method Investment	(261)	(0.1)%	—	—	—	(261)	(0.1)%
Interest Expense, net	48,877	13.1%	3,198	6.0%	—	52,075	12.2%
Depreciation and Amortization	4,710	1.3%	2,047	3.8%	—	6,757	1.6%
Market Value of Stock Repurchase Obligation	(360)	(0.1)%	—	—	—	(360)	(0.1)%
Other Corporate Expenses (a)	—	—	—	—	64,209	64,209	15.1%
Income (loss) from Continuing Operations, before tax	73,887	19.9%	3,335	6.3%	(64,209)	13,013	3.1%

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

The $13.5 million impairment was prompted by CCFI’s majority shareholder, Diamond Castle Holdings, selling its shares of CCFI from existing limited partnerships to newly formed limited partnerships as described above. The remaining goodwill was related to the Retail services segment only as of December 31, 2014. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

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

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for each of the years specified below:

	Year Ended December 31,
(in thousands)	2013	2014	2015
Net Cash Provided by Operating Activities	$161,005	$195,184	$195,145
Net Cash Used in Investing Activities	(177,730)	(207,189)	(180,501)
Net Cash Provided by (Used in) Financing Activities	27,992	(572)	6,563
Net Increase (Decrease) in Cash and Cash Equivalents	11,267	(12,577)	21,207

Cash Flows from Operating Activities. During 2015, net cash provided by operating activities was $195.1 million compared to $195.2 million during the prior year period. The primary source of cash was net income, net of the non-cash impact of provisioning and goodwill impairment.

During 2014, net cash provided by operating activities was $195.2 million compared to $161.0 million during the prior year comparable period, an increase of $34.2 million. Cash flows from operating activities increased primarily due to net income, net of the non-cash impact of provisioning and goodwill impairment.

During 2013, net cash provided by operating activities was $161.0 million. The primary source of cash was net income, net of the non-cash impact of increased provisioning.

Cash Flows from Investing Activities. During 2015, net cash used in investing activities was $180.5 million compared to $207.2 million during the prior year period. The primary use of cash in 2015 was for $159.7 million in loan originations.

During 2014, net cash used in investing activities was $207.2 million compared to $177.7 million in 2013. The primary use of cash in 2014 was for $184.4 million in loan originations as the Company continued to grow its portfolios.

During 2013, net cash used in investing activities was $177.7 million. The primary use of cash in 2013 was for $162.9 million in loan originations, which increased as a result of continuing growth of the Company’s portfolios.

Cash Flows from Financing Activities. Net cash provided by financing activities during 2015 was $6.6 million. The primary source of cash was a $27.2 million draw on our revolving credit facility offset by $18.3 million in payments for the repurchase of senior secured notes.

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

Financing Instruments

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes.  As of December 31, 2015 and December 31, 2014, we were in compliance with these covenants.

The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.24% and 0.15% at December 31, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both December 31, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of any unused commitments.

The Alabama revolving credit facility was renewed in February 2016 with a maturity of July 2017.

For the year ended December 31, 2015, we repurchased $66.3 million of our senior secured notes resulting in a $48.0 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights through affiliates or otherwise and such repurchases may be material.

Capital Expenditures

For the years ended December 31, 2013, 2014 and 2015, we spent $15.3 million, $26.0 million, and $20.0 million, respectively, on capital expenditures.  These expenditures are primarily due to re-branding stores in select markets, opening stores in the Alabama and Tennessee markets, and capital leases during 2013. Capital expenditures during 2014 were primarily for capital leases, development costs on the POS system, and continuing to open stores in the Alabama and Tennessee markets. Capital expenditures during 2015 were primarily for development costs on the POS system and opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets. The decrease in 2015 compared to the prior year is due to the Company making the strategic decision, during the third quarter, to only open certain retail locations that were in process and capital expenditures have slowed during the remainder of the year.

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

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2015:

	Total	2016	2017 - 2018	2019 - 2020	After 2020
Operating Leases	$75,105	$25,001	$34,658	$12,598	$2,848
Capital Leases	3,308	1,697	1,611	—	—
Senior secured notes
Principal	353,716	—	—	353,716	—
Interest	131,868	38,524	77,049	16,295	—
Total Senior Secured Notes	485,584	38,524	77,049	370,011	—
Related Party notes payable
Principal	10,097	10,097	—	—	—
Interest	627	627	—	—	—
Total Related Party Notes Payable	10,724	10,724	—	—	—
Borrowings under Revolving Credit Facility
Principal	27,200	—	27,200	—	—
Interest (1)	5,439	4,351	1,088	—	—
Total borrowings under Revolving Credit Facility	32,639	4,351	28,288	—	—
Borrowings under Subsidiary Note Payable
Principal	36,154	214	35,118	822	—
Interest	6,607	5,837	553	217	—
Total borrowings under Subsidiary Note Payable	42,761	6,051	35,671	1,039	—
Total	$650,121	$86,348	$177,277	$383,648	$2,848

(1) Contractual interest obligations for the revolving credit facility includes cash payments we expect to make with respect to an administrative fee of 0.5% and an undrawn line fee of 3.00% of the unused commitments under the revolving credit facility.

Existing Indebtedness. In connection with the California Acquisition, we issued $395 million aggregate principal amount of our senior secured notes, and $328.7 million remain outstanding as of December 31, 2015. The notes have an interest rate of 10.75%, payable semi-annually, and will mature in April of 2019. The proceeds were used to refinance debt, pay fees and expenses, and to finance a dividend payment to shareholders.

On July 6, 2012, we completed an offering of $25.0 million aggregate principal amount of senior secured notes, which will mature on May 1, 2020. Other than the interest rate and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior secured notes described above, except that such notes are not freely tradable.

Our Alabama subsidiary also maintains a $7.0 million revolving line of credit that was undrawn as of December 31, 2015.

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

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at December 31, 2015 and our share of the note was $1.0 million.

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

Loan Portfolio

As of December 31, 2015, we were licensed to offer loans in 34 states and had ceased all foreign operations in order to focus on domestic operations. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of December 31, 2014 and 2015, our total finance receivables net of unearned advance fees were approximately $190.0 million and $152.4 million, respectively.

Investee Companies

Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings. The Company owned 22.7% of membership units that were sold. Additionally, the Company terminated the $3.0 million revolving credit facility to Insight Holdings.  Insight Holdings was consolidated for the period from April 2013 to May 2014 and its operations have been classified as discontinued on the consolidated statement of operations.

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

The Company evaluated its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The fair value of the equity method investments is estimated based on discounted cash flow models using projected earnings before interest, depreciation, amortization and income taxes (“EBITDA”). The discount rate applied to the projected EBITDA is determined based on the weighted average cost of capital for the Company.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2015 and 2014, the outstanding amount of active consumer loans was $40.6 million and $52.7 million, respectively, which were guaranteed by the Company. The loan loss reserve which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.6 million and $4.4 million as of December 31, 2015 and 2014, respectively. The decrease in 2015 compared to the prior year is due to a tightening of underwriting coupled with competitive forces.

ITEM 7A.                        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

As of December 31, 2015, we had $430.2 million of indebtedness, of which, our revolving credit facility is subject to variable interest rates based on Prime and LIBOR rates and was undrawn as of December 31, 2015. In addition, we have access to $10.0 million of lines of credit which are subject to variable interest rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Choice Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Choice Financial Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Raleigh, North Carolina
March 30, 2016

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except per share data)

	December 31,	December 31,
	2015	2014

Assets
Current Assets
Cash and cash equivalents	$98,941	$77,734
Restricted cash	3,460	3,877
Finance receivables, net of allowance for loan losses of $20,552 and $22,775	119,704	140,418
Short-term investments, certificates of deposit	1,115	1,115
Card related pre-funding and receivables	1,674	2,606
Other current assets	17,011	25,840
Deferred tax asset, net	—	12,770
Total current assets	241,905	264,360
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $3,340 and $7,588	8,797	19,251
Property, leasehold improvements and equipment, net	46,085	39,635
Goodwill	152,568	222,565
Other intangible assets	1,913	3,545
Security deposits	3,098	2,653
Deferred tax asset, net	5,165	17,052
Deferred debt issuance costs	6,828	9,328
Total assets	$466,359	$578,389
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$34,616	$36,376
Money orders payable	11,233	9,090
Accrued interest	6,707	8,189
Current portion of capital lease obligation	1,567	1,166
Current portion of related party Florida seller notes	10,097	2,786
Current portion of subsidiary notes payable	214	383
Deferred revenue	3,154	2,993
Total current liabilities	67,588	60,983
Noncurrent Liabilities
Lease termination payable	1,322	—
Capital lease obligation	1,485	1,806
Stock repurchase obligation	3,130	4,130
Lines of credit	27,200	—
Subsidiary notes payable	35,940	33,754
Related party Florida seller notes	—	9,346
Senior secured notes	353,716	420,000
Deferred revenue	—	2,982
Total liabilities	490,381	533,001
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 8,982 outstanding shares at December 31, 2015 and December 31, 2014	90	90
Additional paid-in capital	128,331	127,729
Retained deficit	(152,443)	(82,431)
Total stockholders’ equity (deficit)	(24,022)	45,388
Total liabilities and stockholders’ equity	$466,359	$578,389

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Revenues:
Finance receivable fees	$325,070	$361,944	$290,404
Credit Service Fees	106,328	41,497	19,302
Check cashing fees	62,826	79,743	83,822
Card fees	8,742	7,552	6,075
Other	24,413	27,517	25,668
Total revenues	527,379	518,253	425,271
Operating expenses:
Salaries and benefits	80,629	76,034	68,611
Provision for loan losses	191,009	190,725	126,854
Occupancy	31,104	30,232	27,103
Advertising and marketing	21,533	19,654	14,261
Lease termination	3,666	—	—
Depreciation and amortization	10,268	8,486	7,489
Other	57,947	52,916	45,520
Total operating expenses	396,156	378,047	289,838
Operating gross profit	131,223	140,206	135,433
Corporate and other expenses
Corporate expenses	90,545	80,969	64,209
Depreciation and amortization	5,408	5,763	6,757
Interest expense, net	58,982	55,342	52,075
Market value of stock repurchase obligation	(1,000)	3,202	(360)
Gain on debt extinguishment	(47,976)	—	—
Gain on equity method investments	—	—	(261)
Goodwill impairment	68,017	72,105	—
Total corporate and other expenses	173,976	217,381	122,420
Income (loss)from continuing operations, before tax	(42,753)	(77,175)	13,013
Provision (benefit) for income taxes	27,259	(29,695)	5,163
Income (loss) from continuing operations, net of tax	(70,012)	(47,480)	7,850
Discontinued operations (net of (benefit) for income taxes of $-0-, ($1,422) and ($746)	—	(4,585)	(1,117)
Net income (loss)	(70,012)	(52,065)	6,733
Net loss attributable to non-controlling interests	—	(297)	(1,444)
Net income (loss) attributable to controlling interests	$(70,012)	$(51,768)	$8,177

Amounts attributable to Community Choice Financial shareholders:
Net income (loss) from continuing operations, net of tax	$(70,012)	$(47,480)	$7,850
Discontinued operations, net of tax	—	(4,288)	327
Net income (loss) attributable to Community Choice Financial shareholders	$(70,012)	$(51,768)	$8,177

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

			Additional
	Common Stock		Paid-In	Non-controlling	Retained
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2012	8,981,536	$90	$122,963	$—	$(38,840)	$84,213
Stock-based compensation expense	—	—	1,670	—	—	1,670
Non-controlling interests conversion elimination	—	—	—	27,872	—	27,872
Extinguishment of note payable to stockholder	—	—	854	—	—	854
Net income (loss)	—	—	—	(1,444)	8,177	6,733
Balance, December 31, 2013	8,981,536	$90	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	2,349	—	—	2,349
Restricted stock unit repurchase	—	—	(107)	—	—	(107)
De-consolidation of Insight Holdings	—	—	—	(25,744)	—	(25,744)
Member distribution	—	—	—	(387)	—	(387)
Net loss	—	—	—	(297)	(51,768)	(52,065)
Balance, December 31, 2014	8,981,536	$90	$127,729	—	$(82,431)	$45,388
Stock-based compensation expense	—	—	602	—	—	602
Net loss	—	—	—	—	(70,012)	(70,012)
Balance, December 31, 2015	8,981,536	$90	$128,331	$—	$(152,443)	$(24,022)

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(70,012)	$(52,065)	$6,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	191,009	190,725	126,854
Loss on deconsolidation of Insight Holdings	—	4,585	—
Goodwill impairment	68,017	72,105	—
Loss on disposal of assets	1,808	136	55
Gain on debt extinguishment	(47,976)	—	—
Gain on equity method investments	—	—	(261)
Depreciation	13,909	11,071	9,671
Amortization of note discount and deferred debt issuance costs	3,015	2,665	2,599
Amortization of intangibles	1,767	4,319	6,977
Deferred income taxes	26,871	(26,663)	5,137
Change in fair value of stock repurchase obligation	(1,000)	3,202	(360)
Stock-based compensation	602	2,349	1,670
Changes in assets and liabilities:
Card related pre-funding and receivables	932	(1,260)	7,244
Restricted cash	417	(3,200)	(214)
Other assets	8,384	(16,948)	(1,753)
Deferred revenue	(2,821)	(2,110)	(2,555)
Accrued interest	(1,482)	38	116
Money orders payable	2,143	(6,405)	(541)
Lease termination payable	1,322	—	—
Accounts payable and accrued expenses	(1,760)	12,640	(367)
Net cash provided by operating activities	195,145	195,184	161,005
Cash flows from investing activities
Net receivables originated	(159,710)	(184,369)	(162,929)
Net acquired assets, net of cash	(810)	(2,192)	(866)
Purchase of customer list intangible asset	—	—	(22)
Internally developed software intangible asset	—	(72)	(156)
Deconsolidation of Insight Holdings	—	(628)	—
Proceeds from sale of equity investment	—	3,500	—
Proceeds from sale of leasehold improvements and equipment	—	—	181
Purchase of leasehold improvements and equipment	(19,981)	(23,428)	(13,938)
Net cash used in investing activities	(180,501)	(207,189)	(177,730)
Cash flows from financing activities
Repurchase of senior secured notes	(18,308)	—	—
Proceeds from subsidiary note	2,400	34,147	8,100
Payments on subsidiary note	(383)	(8,110)	—
Payments on related party Florida seller notes	(2,250)	(500)	—
Payments on capital lease obligations	(1,796)	(463)	(608)
Net (payments) proceeds on lines of credit	27,200	(25,000)	25,000
Repurchase of restricted stock units	—	(107)	—
Payments on mortgage note payable	—	(426)	—
Proceeds from refinance of mortgage note payable	—	720	—
Debt issuance costs	(300)	(446)	—
Net payments of long-term debt	—	—	(4,500)
Member distribution	—	(387)	—
Net cash provided by (used in) financing activities	6,563	(572)	27,992
Net increase (decrease) in cash and cash equivalents	21,207	(12,577)	11,267
Cash and cash equivalents:
Beginning	77,734	90,311	79,044
Ending	$98,941	$77,734	$90,311

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$57,154	$52,235	$48,673
Income taxes paid, net	$(4,834)	$(254)	$633

Supplemental Schedule of Noncash Investing and Financing Activities
Extinguishment of note payable to stockholder	$—	$—	$854
Equipment acquired through capital lease	$1,876	$2,546	$1,334
Land and building acquired through issuance of note payable	$—	$—	$420
Acquisitions (Note 14):
Purchase price	$—	$—	$36,937

Fair value of finance receivables acquired	$—	$—	$332
Fair value of cash acquired	—	—	1,595
Fair value of restricted cash acquired	—	—	1,200
Fair value of other current assets acquired	—	—	2,883
Fair value of other tangible assets acquired, principally property and equipment	—	—	1,673
Fair value of liabilities assumed	—	—	(8,207)
Fair value of other intangible assets acquired, principally non-compete	—	—	19,756
Cost in excess of net assets acquired	—	—	17,705
	—	—	36,937

Less cash acquired	—	—	(1,595)
Acquisition date fair value of non-controlling interests	—	—	(27,882)
Acquisition date fair value of Company’s interests	—	—	(6,594)
	$—	$—	$866

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011 under the laws of the State of Ohio. As of December 31, 2015, the Company owned and operated 525 retail locations in 15 states and are licensed to deliver similar financial services over the internet in 30 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company previously determined that Insight Holdings Company, LLC (“Insight Holdings”) was a Variable Interest Entity (“VIE”) of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation and prior periods have been restated on the consolidated statements of operations.

Reclassifications:  Certain amounts reported in the 2014 and 2013 consolidated financial statements have been reclassified to conform to classifications presented in the 2015 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity.

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

Revenue recognition:  Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk.  Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans’ original interest rates until the impaired loans are charged off or paid by the customer. Credit service fees are recognized over the arranged credit service period.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

Restricted cash Restricted cash represents cash used to meet state licensing requirements and is restricted as to withdrawal or usage.

Short-term investments, certificates of deposit: Short-term investments consist of certificates of deposit with original maturities of greater than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

Finance receivables:  Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represent 17.7% and 17.5% of short-term consumer loans at December 31, 2015 and 2014, respectively.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the consumer loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $2,525 of the $155,296 total receivables at December 31, 2015 and $1,978 of the $193,475 total receivables at December 31, 2014.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represent 13.7% and 15.0% of medium-term consumer loans at December 31, 2015 and 2014, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality and current economic conditions.

For short term unsecured consumer loans, the Company’s policy is to charge off accounts when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are thirty days past due.

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

In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. These reduced interest rates and changed payment terms were limited to loans that the Company believed the customer had the ability to pay in the foreseeable future. These loans were accounted for as troubled debt restructurings and represent the only loans considered impaired due to the nature of the Company’s charge-off policy.

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

Card related pre-funding and receivables: The Company acts as an agent for Insight Holdings marketing prepaid debit cards. The Company is required to pre-fund certain card activity.

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

For the year ended December 31, 2014, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million.

For the year ending December 31, 2015, the Company conducted its annual test for impairment of goodwill for the Retail financial services segment and concluded that an impairment for the Retail services segment of $68.0 million should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.  These items are considered level 3 inputs for determining fair value. See Note 5 for further discussion.

The Company’s other intangible assets consists of non-compete agreements, customer lists, trade names, and internally developed software. Generally, the amounts recorded for non-compete agreements, customer lists and trade names are amortized using the straight-line method over five years and internally developed software is amortized using the straight-line method over three years. The customer list intangibles for DFS and the acquisition of 54 stores in Florida (“Florida Acquisition”) are amortized based on the expected customer retention rate on an accelerated method over a period of 3 to 4 years. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $1,767, $4,319, and $6,822, respectively.

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

There are no equity method investments after May 2014.

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

Lease Termination Payable: The Company records a liability in the consolidated balance sheets for the remaining operating lease obligation for closed retail locations with corresponding lease termination expense disclosed in the consolidated statements of operations.

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

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the years ended December 31, 2015, 2014, and 2013 were $21,533, $19,654 and $14,261, respectively. Corporate level advertising and marketing expense for years ended December 31, 2015, 2014, and 2013 were $1,458, $1,475, and $455, respectively.

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

Discontinued operations:    Insight Holdings was consolidated for the period from April 2013 to May 2014 and its operations have been classified as discontinued on the consolidated statement of operations.

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

In most instances, state law provides the statutory and regulatory framework for the products the Company offers in those states, in instances where the Company is making a loan to a consumer, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices. In addition to state regulatory examinations that assess the Company’s compliance with state and federal laws and regulations, the Consumer Financial Protection Bureau (“CFPB”) and the Internal Revenue Service periodically examine and will continue to periodically examine the Company’s compliance with the federal laws noted above and the regulations promulgated under those laws.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at December 31, 2015 and December 31, 2014, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at December 31, 2015 and December 31, 2014 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the notes at the end of that reporting period.

The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	December 31, 2015
	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$98,941	$98,941	1
Restricted cash	3,460	3,460	1
Finance receivables	128,501	128,501	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	328,716	77,248	1
12.75% Senior secured notes	25,000	9,063	2
Related party Florida seller notes	10,097	10,097	2
Subsidiary Note payable	36,154	36,154	2
Lines of Credit	27,200	27,200	2
Stock repurchase obligation	3,130	3,130	2

	December 31, 2014
	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$77,734	$77,734	1
Restricted cash	3,877	3,877	1
Finance receivables	159,669	159,669	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	395,000	254,775	1
12.75% Senior secured notes	25,000	16,125	2
Related party Florida seller notes	12,132	12,132	2
Subsidiary Note payable	34,137	34,137	2
Stock repurchase obligation	4,130	4,130	2

Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect ASU 2014-08 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. This ASU was amended in August 2015 by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendment deferred the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016.  The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations, however, it may impact the reporting of future financial statement disclosures.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” to amend the existing standards. This ASU provides an alternative to current fair value measurement guidance to an entity that consolidates a collateralized financing entity (“CFE”) that has elected the fair value option for the financial assets and liabilities. If elected, the entity could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The ASU was amended in February 2015 by ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendment primarily modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. We are currently evaluating the impact of the new update on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. In order to simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted for financial statements that have not been previously issued.  We are currently evaluating the impact of the new update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. In order to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to adopt this standard with a prospective application for the fiscal year ending December 31, 2015 and prior periods were not adjusted.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2015) through the issuance date of March 30, 2016.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Short-term consumer loans	$76,631	$96,015
Medium-term consumer loans	78,665	97,460
Gross receivables	$155,296	$193,475
Unearned advance fees, net of deferred loan origination costs	(2,903)	(3,443)
Finance receivables before allowance for loan losses	152,393	190,032
Allowance for loan losses	(23,892)	(30,363)
Finance receivables, net	$128,501	$159,669

Finance receivables, net
Current portion	$119,704	$140,418
Non-current portion	8,797	19,251
Total finance receivables, net	$128,501	$159,669

Changes in the allowance for the loan losses by product type for the year ended December 31, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2015	Provision	Charge-Offs	Recoveries	12/31/2015	12/31/2015	of receivable
Short-term consumer loans	$5,141	$63,014	$(148,996)	$84,517	$3,676	$76,631	4.80%
Medium-term consumer loans	25,222	83,448	(98,128)	9,674	20,216	78,665	25.70%
	$30,363	$146,462	$(247,124)	$94,191	$23,892	$155,296	15.38%

The provision for loan losses for the year ended December 31, 2015 also includes losses from returned items from check cashing of $8,925.

The provision for short-term consumer loans of $63,014 is net of debt sales of $2,042 and the provision for medium-term consumer loans of $83,448 is net of debt sales of $1,394.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $1,382 and is included in the provision for medium-term consumer loans for the year ended December 31, 2015. For these loans evaluated for impairment, there were no payment defaults during the year ended December 31, 2015. The troubled debt restructurings during the year ended December 31, 2015 are subject to an allowance of $498 with a net carrying value of $1,260 at December 31, 2015.

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

The provision for loan losses for the year ended December 31, 2014 also includes losses from returned items from check cashing of $8,568.

The provision for short-term consumer loans of $87,308 is net of debt sales of $4,147 and the provision for medium-term consumer loans of $73,388 is net of debt sales of $561.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $1,439 and is included in the provision for medium-term consumer loans for the year ended December 31, 2014. For these loans evaluated for impairment, there were no payment defaults during the year ended December 31, 2014. The troubled debt restructurings during the year ended December 31, 2014 are subject to an allowance of $610 with a net carrying value of $1,641 at December 31, 2014.

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

The Company has subsidiaries that facilitate third party lender loans.  Changes in the accrual for third-party lender losses for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Balance, beginning of period	$4,434	$1,481	$392
Provision for loan losses	35,622	21,461	12,399
Charge-offs, net	(37,446)	(18,508)	(11,310)
Balance, end of period	$2,610	$4,434	$1,481

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $40,552 and $52,680 at December 31, 2015 and 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

The Company considers the near term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the loan and establishes all of the underwriting criteria and terms, conditions, and features of the customer’s loan agreement.

The aging of receivables at December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
Current finance receivables	$138,346	89.1%	$173,522	89.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,268	0.8%	1,185	0.6%
Medium-term consumer loans	9,433	6.1%	12,258	6.3%
Total past due finance receivables (1 - 30 days)	10,701	6.9%	13,443	6.9%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	3,225	2.1%	4,377	2.3%
Total past due finance receivables (31 - 60 days)	3,225	2.1%	4,377	2.3%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	3,024	1.9%	2,133	1.1%
Total past due finance receivables (61 - 90 days)	3,024	1.9%	2,133	1.1%
Total delinquent	16,950	10.9%	19,953	10.3%
	$155,296	100.0%	$193,475	100.0%

Note 3. Related Party Transactions and Balances

Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees paid pursuant to this agreement for the years ended December 31, 2015, 2014, and 2013 was $962, $1,245, and $1,310, respectively.

The Company has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the years ended December 31, 2015, 2014, and 2013 was $25, $103, and $73, respectively, and are included with corporate expenses on the consolidated statements of operations for the respective periods.

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

Certain retail locations of the Company are owned by related parties and leased from the related parties. Rent paid to the related parties was $1,247, $1,220, and $1,179 for the years ended December 31, 2015, 2014, and 2013, respectively, and are included with occupancy expenses on the consolidated statements of operations for the respective periods.

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes in 2012 as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party transaction because the sellers of the Florida acquisition, and recipients of the notes, became shareholders of the Company.

Certain senior members of management have an interest in a vendor from which the Company purchased telecommunications services. The $1,168 and $21, respectively, in hardware and services for the years ended December 31, 2015 and 2014 were provided to the Company by the vendor at a reduced rate.  If the Company were to source the service from another vendor, the overall cost of the service would likely increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the years ended December 31, 2015 and 2014 were $404 and $332, respectively.

Certain directors have an interest in the provider of the $31.7 million revolving line of credit and the $35.0 million subsidiary note.

Certain senior members of management and directors of the Company have an indirect interest and serve as a director of a vendor that provides the Company with credit bureau services.

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2015 and 2014, leasehold improvements and equipment consisted of the following:

	2015	2014

Furniture & fixtures	$28,417	$25,965
Leasehold improvements	58,671	51,779
Equipment	30,177	23,144
Vehicles	2,794	2,775
Land	1,020	1,010
Building	811	253
	121,890	104,926
Less accumulated depreciation	(75,805)	(65,291)
	$46,085	$39,635

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Goodwill	$152,568	$222,565
Other intangible assets, net:
Non-compete agreements	$17	$258
Trade names	1,257	2,032
Customer lists	372	931
Internally developed software	267	324
	$1,913	$3,545

The carrying amounts of goodwill by reportable segment at December 31, 2015 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$332,495	$13,458	$345,953
Accumulated impairment losses	(179,927)	(13,458)	(193,385)
	$152,568	$—	$152,568

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2012	$297,122
Insight Holdings consolidation and Other Acquisitions	17,705
Effect of tax benefits	(2,293)
Balance at December 31, 2013	312,534
Other acquisitions, net	764
Insight Holding deconsolidation	(16,413)
Internet segment impairment	(13,458)
Retail segment impairment	(58,647)
Effect of tax benefits	(2,215)
Balance at December 31, 2014	222,565
Other acquisitions, net	234
Retail segment impairment	(68,017)
Effect of tax benefits	(2,214)
Balance at December 31, 2015	$152,568

The Company performed a goodwill impairment test for the retail services segment as required when a portion of the segment is sold. This resulted in no impairment of goodwill as of May 12, 2014.

During 2014, CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13.5 million and for the Retail services segment of $58.6 million.

The Company conducted its annual test for impairment of goodwill as of December 31, 2015 for the Retail financial services reporting unit and concluded that the Retail financial services reporting unit has an impairment of $68.0 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.  These items are considered level 3 inputs for determining fair value.

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported as of December 31, 2015 was approximately $27,110 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the year ended December 31, 2015, 2014, and 2013 was $2,214, $2,215, and $2,293, respectively. The effect of the tax benefits for each subsequent year is expected to be $2,214 and will result in future reductions to the carrying amount of goodwill.

The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $46,775. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

Other intangible assets are summarized as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$3,352	$(3,335)	$17	$3,352	$(3,094)	$258
Trade names	7,308	(6,051)	1,257	7,308	(5,276)	2,032
Customer lists	7,555	(7,183)	372	7,420	(6,489)	931
Internally developed software	2,339	(2,072)	267	2,339	(2,015)	324
Total	$20,554	$(18,641)	$1,913	$20,419	$(16,874)	$3,545

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2016	$675
2017	473
2018	470
2019	233
2020	62
Thereafter	—
$1,913

Intangible amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1,767, $4,319 and $6,822, respectively.

Intangible assets for Insight Holdings were $15,923 at the date of sale in May of 2014.

Note 6. Pledged Assets and Debt

Senior secured notes payable at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
$395,000 Senior Note payable, 10.75%, collateralized by all Company assets, semi-annual interest payments with principal due April 2019	$328,716	$395,000
$25,000 Senior Note payable, 12.75%, collateralized by all Company assets, semi-annual interest payments with principal due May 2020	25,000	25,000
	353,716	420,000
Less current maturities	—	—
Long-term portion	$353,716	$420,000

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company’s revolving credit facility contains restrictive covenants that limit its ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing the Company’s notes. In addition, the agreement governing the Company’s revolving credit facility contains a consolidated total net leverage ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2015, we were in compliance with these covenants.

For the year ended December 31, 2015, we repurchased $66,284 of our senior secured notes resulting in a $47,946 gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, or otherwise.

Lines of credit at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC’s assets	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Company assets	27,200	—
	27,200	—
Less current maturities	—	—
Long-term portion	$27,200	$—

Our Alabama subsidiary maintains a $7.0 million revolving line of credit that was undrawn as of December 31, 2015.

The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.24% and 0.15% at December 31, 2015, and December 31, 2014, respectively, and the prime rate was 3.25% at both December 31, 2015, and December 31, 2014. The revolving credit facility includes an undrawn line fee of 3.0% of any unused commitments.

Non-guarantor notes payable at December 31, 2015 and December 31, 2014 consisted of the following related party Florida seller notes:

	December 31,	December 31,
	2015	2014
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$7,905	$7,753
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	2,192	4,379
	10,097	12,132
Less current maturities	10,097	2,786
Long-term portion	$—	$9,346

A non-guarantor subsidiary of the Company issued a series of related party Florida seller notes as a portion of the consideration to acquire 54 stores in the Florida market. These notes have been classified as related party due to the sellers of the Florida Acquisition, and recipients of the notes, becoming shareholders of the Company through the transaction. The related party Florida seller notes were originally recorded at a fair value of $17,223 using an estimated market interest rate of 12.75%. The discount of $1,277 is being amortized over the life of the related party Florida seller notes as a component of interest expense. The amortization of discount was $215, $223, and $433 for the years ended December 31, 2015, 2014, and 2013.

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

The subsidiary notes payable at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
$35,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2017	$35,000	$32,600
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	995	1,048
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016	159	489
	36,154	34,137
Less current maturities	214	383
Long-term portion	$35,940	$33,754

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding to finance loan acquisitions were the proceeds from a $35.0 million installment note. The $35.0 million subsidiary note, originally due in June 2016, was amended in November 2015 to extend the maturity date to January 2017.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at December 31, 2015 and our share of the note was $1.0 million.

On December 31, 2014, the Company entered in to a term note for licensed software and services which had an outstanding balance of $0.4 million at December 31, 2015.

The five year maturity for all debt arrangements as of December 31, 2015 consisted of the following:

		Twelve months ending December 31,
	Total	2016	2017	2018	2019	2020
Senior secured notes
Principal	$353,716	$—	$—	$—	$328,716	$25,000
Total senior secured notes	353,716	—	—	—	328,716	25,000
Related party notes payable
Principal	10,097	10,097	—	—	—	—
Total related party notes payable	10,097	10,097	—	—	—	—
Borrowings under revolving credit facility
Principal	27,200	—	27,200	—	—	—
Total borrowings under revolving credit facility	27,200	—	27,200	—	—	—
Subsidiary note payable
Principal	36,154	214	35,058	60	822	—
Total subsidiary note payable	36,154	214	35,058	60	822	—
Total	$427,167	$10,311	$62,258	$60	$329,538	$25,000

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

Commission revenue associated with the new Western Union contract was $5,248, $5,360, and $5,115, respectively, for the years ended December 31, 2015, 2014, and 2013 and included as “Other Income” on the consolidated statements of operations. Revenue related to the new signing bonus was $2,640 for each of the years ended December 31, 2015, 2014, and 2013, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue for the contract as of December 31, 2015 and 2014 was $2,640 and $5,280, respectively, and are included as “Deferred revenue” on the consolidated balance sheet. The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $339, $171, and $172 for the years ended December 31, 2015, 2014, and 2013, respectively, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue on the new store bonus with Western Union as of December 31, 2015 and 2014 was $410 and $658, respectively, and is included as “Deferred revenue” on the consolidated balance sheet. Total deferred revenue for all contracts as of December 31, 2015 and 2014 was $3,154 and $5,975, respectively, and are included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. During the years ended December 31, 2015, 2014, and 2013, the total amount of fees earned related to the agreement totaled $1,276, $957 and $1,596, respectively, and are included as “Other Income” on the statements of operations. The Company consolidated Insight Holdings in April 2013 and the fees earned subsequent to this date have been eliminated in the consolidation up to May 2014 when Insight Holdings was deconsolidated.  At December 31, 2015 and 2014 the Company had $1,674 and $2,606, respectively, in card related pre-funding and receivables on its balance sheet associated with this agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Accounts payable	$4,403	$7,661
Accrued payroll and compensated absences	7,673	7,184
Wire transfers payable	1,795	1,815
Accrual for third-party losses	2,610	4,434
Unearned CSO Fees	4,990	5,925
Deferred rent	1,229	1,141
Bill payment	4,611	3,386
Lease termination	1,180	—
Other	6,125	4,830
	$34,616	$36,376

Note 9. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2015, is due as follows:

	Capital	Operating
December 31,	Leases	Leases
2016	$1,697	$25,001
2017	1,302	20,030
2018	309	14,628
2019	—	9,488
2020	—	3,110
Thereafter	—	2,848
Total minimum lease payments	3,308	$75,105
Less amount representing interest (ranging from 2.25% to 14.34%)	(256)
Present value of net minimum lease payments	3,052
Less current portion	(1,567)
Long term portion	$1,485

Rental expense, including common area maintenance and real estate tax expenses, totaled $32,633, $31,625 and $28,356 for the years ended December 31, 2015, 2014 and 2013, respectively. Lease termination costs were $3,666 for the year ended December 31, 2015, and the remaining operating lease obligation for closed retail locations was $2,502 as of December 31, 2015.

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2015, 2014 and 2013, the bonus expense related to these agreements totaled $6,949, $7,301 and $3,398, respectively.

Note 11. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty-four states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$16,375	10.6%	$22,681	11.7%
Arizona	14,137	9.1	16,859	8.7
California	56,586	36.4	71,643	37.0
Florida	8,052	5.2	9,697	5.0
Virginia	14,726	9.4	15,770	8.2
Other retail segment states	25,412	16.4	30,393	15.7
Other internet segment states	20,008	12.9	26,432	13.7
Total	$155,296	100.0%	$193,475	100.0%

The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Oregon, Tennessee, and Utah.

The other internet segment states are: Alabama, Alaska, California, Delaware, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

In certain markets, the Company offers a CSO Program to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $40,552 and $52,680 at December 31, 2015 and 2014, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,786, $1,635 and $1,488 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

There were no significant business combinations during years ended December 31, 2014 and December 31, 2015.

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2015.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the accelerated vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2015, there were a total of 937,290 additional shares available for grant under the Plan.

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

In December of 2015, the Company issued 16,000 options with a per share exercise price of $2.15. The options vest ratably over a three year period.

The following weighted average assumptions were used by the Company for awards granted during the year ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Risk-free interest rate	1.80%	1.55%	0.85% - 0.95%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.00%	40.00%	35.00% - 50.00%
Expected term (years)	5.00	5.00	3.80 - 5.00
Weighted average fair value of options granted	$0.81	$3.37	$3.66
Weighted average fair value of restricted stock units granted	$—	$—	$—
Weighted average fair value of stock appreciation rights granted	$—	$—	$3.66

For the years ended December 31, 2015, 2014, and 2013, the Company recorded stock-based compensation costs in the amount of $602, $2,349, and $1,670, respectively. As of December 31, 2015, 2014, and 2013, unrecognized stock-based compensation costs to be recognized over future periods approximated $942, $1,647, and $4,029, respectively. At December 31, 2015, the remaining unrecognized compensation expense is $726 for certain awards that vest solely upon a change in control and $216 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company’s control. The remaining compensation expense of $942 is expected to be recognized over a weighted-average period of 0.7 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $241, $958, and $668 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock option activity for the year ended December 31, 2015 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2014	1,716,614	$7.62	5.9	N/A
Granted	16,000	2.15	4.8	N/A
Exercised	—	—	—	N/A
Forfeited or expired	70,000	—	—	N/A
Outstanding at December 31, 2015	1,662,614	$7.54	4.8	N/A
Exercisable at December 31, 2015	1,148,755	$7.86	5.1	$—
Vested or expected to vest at December 31, 2015	1,344,970	$7.87	5.1	$—

Restricted stock unit (RSU) activity for the year ended December 31, 2015 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2014	48,872	$10.77	0.1	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Repurchased	—	—	—	N/A
Outstanding at December 31, 2015	48,872	$10.77	—	N/A
Exercisable at December 31, 2015	48,872	$10.77	—	$—
Vested or expected to vest at December 31, 2015	48,872	$10.77	—	$—

Stock appreciation rights activity for the year ended December 31, 2015 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2014	292,944	$—	2.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at December 31, 2015	292,944	$—	1.5	N/A
Exercisable at December 31, 2015	201,108	$—	1.2	$—
Vested or expected to vest at December 31, 2015	201,108	$—	1.2	$—

As of December 31, 2015, there are 513,885 un-vested stock options with a weighted-average fair value at grant date of $2.72, and 91,836 un-vested stock appreciation rights with a weighted-average fair value at grant date of $5.09.

Note 16. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2015, 2014 and 2013 exceeds the statutory rate primarily due to certain acquisition costs that are deductible for financial statement reporting purposes but not deductible for tax purposes. The Company had no liability recorded for unrecognized tax benefits at December 31, 2015 and 2014.

Net deferred tax assets and liabilities consist of the following as of December 31, 2015:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$—	$10,428	$—	$—
Goodwill	—	14,801	—	—
Accrued expenses	—	(84)	—	—
Depreciable assets	—	6,508	—	—
Intangible asset	—	3,400	—	—
Stock based compensation	—	3,113	—	—
Deferred revenue	—	1,208	—	—
Deferred rent	—	484	—	—
Bond registration expenses	—	170	—	—
Capital loss carryover	—	2,364	—	—
Other	—	4,049	—	—
Valuation allowance	—	(41,276)	—	—
	$—	$5,165	$—	$—

Net deferred tax assets and liabilities consist of the following as of December 31, 2014:

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Noncurrent	Current	Noncurrent
Allowance for credit losses	$10,737	$2,994	$—	$—
Goodwill	—	—	—	111
Accrued expenses	455	—	—	—
Depreciable assets	—	5,795	—	—
Intangible asset	—	3,091	—	238
Stock based compensation	—	2,884	—	—
Deferred revenue	1,179	1,177	—	—
Deferred rent	—	450	—	—
Bond registration expenses	—	221	—	—
Capital loss carryover	—	1,265	—	—
Valuation allowance	—	(1,280)	—	—
Other	512	1,271	113	467
	$12,883	$17,868	$113	$816

The net deferred tax assets and (liabilities) are classified in the consolidated balance sheet as follows as of December 31, 2015 and 2014:

	2015	2014
Current deferred tax asset	$—	$12,883
Current deferred tax liability	—	(113)
	$—	$12,770
Noncurrent deferred tax asset	$5,165	$17,868
Noncurrent deferred tax liability	—	(816)
	$5,165	$17,052

In assessing the realizability of deferred tax assets, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. Based on its assessment, the Company provided a valuation allowance of $41,276 and $1,280 for the years ended December 31, 2015 and 2014, respectively, against its net deferred tax assets as their future utilization remains uncertain at this time. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. The Company filed federal income tax returns to carry back the net operating loss generated in 2014 and received a refund of approximately $2.6 million in 2015. There have been no credits or net operating losses that have expired. In addition, the Company’s projections of future taxable income are expected to result in the realization of the remaining deferred tax assets. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

The Company received notice that the Internal Revenue Service will be examining the Company’s 2013 and 2014 federal income tax returns starting in the fourth quarter of 2015.

The provision for income taxes charged to operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Current tax expense	$389	$(3,023)	$(721)
Deferred tax expense	24,655	(28,887)	3,591
Benefit applied to reduce goodwill	2,215	2,215	2,293
	$27,259	$(29,695)	$5,163

The Company’s tax basis goodwill exceeds the amount recorded for financial reporting purposes. The accounting for deferred income taxes prohibits immediate recognition of a deferred tax asset created by tax goodwill in excess of book goodwill. The recognition of the tax benefits are required to be recognized when the excess tax goodwill is amortized and deducted on the Company’s income tax return. This deduction will occur over the next 15 years from the acquisition date. The benefit for that tax deduction is recognized consistent with the initial recognition of an acquired tax benefit, which requires this amount to be applied as a reduction of goodwill. For reporting purposes, the amount of the tax deduction and the tax benefit attributable to the tax deduction is referred to as “the benefit applied to reduce goodwill” and will be recorded as additional income tax expense in these financial statements and will reduce the carrying amount of goodwill. The total amount of tax amortization of goodwill for the original purchase in 2006 amounted to approximately $14,600 in 2015, 2014 and 2013, respectively.

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% to pretax income for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Federal tax expense at statutory rate	$(14,963)	$(27,011)	$4,555
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	3,546	(3,532)	18
Work opportunity tax credit	(162)	(184)	(965)
Non-controlling interest	—	—	619
Goodwill impairment	3,372	343	—
Valuation Allowance	34,401	—	—
Nondeductible expenses and other items	1,065	689	936
	$27,259	$(29,695)	$5,163

Note 17. Business Segment

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the year ended December 31, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$393,166		$73,193		$—	$466,359
Goodwill	152,568		—		—	152,568
Other Intangible Assets	666		1,247		—	1,913
Total Revenues	$393,243	100.0%	$134,136	100.0%	$—	$527,379	100.0%
Provision for Loan Losses	106,053	27.0%	84,956	63.3%	—	191,009	36.2%
Other Operating Expenses	181,059	46.0%	24,088	18.0%	—	205,147	38.9%
Operating Gross Profit	106,131	27.0%	25,092	18.7%	—	131,223	24.9%
Interest Expense, net	38,939	9.9%	20,043	14.9%	—	58,982	11.2%
Depreciation and Amortization	4,323	1.1%	1,085	0.8%	—	5,408	1.0%
Goodwill impairment	68,017	17.3%	—	—	—	68,017	12.9%
Market Value of Stock Repurchase Obligation	(1,000)	(0.3)%	—	—	—	(1,000)	(0.2)%
Gain on Debt Extinguishment (a)	—	—	—	—	(47,976)	(47,976)	(9.1)%
Other Corporate Expenses (a)	—	—	—	—	90,545	90,545	17.2%
Income (loss) from Continuing Operations, before tax	(4,148)	(1.1)%	3,964	3.0%	(42,569)	(42,753)	(8.1)%

(a) Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain in debt extinguishment and all other corporate expenses as unallocated.

Intersegment revenues of $1,616 for the year ending December 31, 2015, have been eliminated.

	As of and for the year ended December 31, 2014
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$513,152		$65,237		$—	$578,389
Goodwill	222,565		—		—	222,565
Other Intangible Assets	1,682		1,863		—	3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$—	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	—	190,725	36.8%
Other Operating Expenses	167,880	41.6%	19,442	17.0%	—	187,322	36.1%
Operating Gross Profit	119,088	29.5%	21,118	18.4%	—	140,206	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	—	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	—	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	—	5,763	1.1%
Market Value of Stock Repurchase Obligation	3,202	0.8%	—	—	—	3,202	0.6%
Other Corporate Expenses (a)	—	—	—	—	80,969	80,969	15.6%
Income (loss) from Continuing Operations, before tax	12,065	3.0%	(8,271)	(7.2)%	(80,969)	(77,175)	(14.9)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated expenses.

Intersegment revenues of $2,856 for the year ending December 31, 2014, have been eliminated.

Note 18. Transactions with Variable Interest Entities

Effective May 12, 2014, Insight Holdings, the previously consolidated VIE, was sold to an independent third party and is treated as a discontinued operation and the Company has no continued ownership remaining.

The Company has limited agency agreements with unaffiliated third-party lenders since 2012. The agreement governs the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of December 31, 2015 and December 31, 2014, the outstanding amount of active consumer loans, which was our maximum exposure, was $40,552 and $52,680, respectively, which were guaranteed by the Company. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $2,610 and $4,434 as of December 31, 2015 and December 31, 2014, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

There were no discontinued operations for the year ended December 31, 2015.

Note 20. Equity Method Investments

Insight Holdings, the previously consolidated VIE, together with each of its members, closed a transaction whereby each sold their entire interest in Insight Holdings to a third party.  The Company owned 22.7% of membership units that were sold. Additionally, the Company terminated the $3,000 revolving credit facility to Insight Holdings.  Effective May 2014, Insight Holdings is treated as a discontinued operation and the Company has no continued ownership remaining.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes)  and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company’s Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the “Alabama Revolving Credit Agreement”). Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $7.4 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

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

Note 22. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, for the subsidiaries of the Company that serve as guarantors of the Notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules.

As described in Note 14 above, Insight Holdings is included in the tables below as a “Non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013.  For the years ended December 31, 2014 and 2013, this entity is included in discontinued operations, net of tax, and the entity is not reflected for the year ended December 31, 2015.  The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$69,986	$28,955	$—	$98,941
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	96,088	23,616	—	119,704
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,674	—	—	1,674
Other current assets	—	33,279	2,661	(18,929)	17,011
Total current assets	—	205,602	55,232	(18,929)	241,905
Noncurrent Assets
Investment in Subsidiaries	378,548	17,156	—	(395,704)	—
Finance receivables, net	—	8,797	—	—	8,797
Leasehold improvements and equipment, net	—	43,300	2,785	—	46,085
Goodwill	—	121,533	31,035	—	152,568
Other intangible assets	—	1,748	165	—	1,913
Security deposits	—	2,943	155	—	3,098
Deferred tax asset, net	—	5,165	—	—	5,165
Deferred debt issuance costs	6,388	183	257	—	6,828
Total assets	$384,936	$406,427	$89,629	$(414,633)	$466,359
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$35,612	$11,012	$(12,008)	$34,616
Money orders payable	—	10,486	747	—	11,233
Accrued interest	6,420	6	1,849	(1,568)	6,707
Current portion of capital lease obligation	—	1,447	120	—	1,567
Current portion of related party Florida seller notes	—	—	10,097	—	10,097
Current portion of subsidiary note payable	—	214	—	—	214
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,154	—	—	3,154
Total current liabilities	6,420	50,919	29,178	(18,929)	67,588
Noncurrent Liabilities
Lease termination payable	—	1,266	56	—	1,322
Capital lease obligation	—	1,430	55	—	1,485
Stock repurchase obligation	—	—	3,130	—	3,130
Lines of credit	27,200	—	—	—	27,200
Subsidiary note payable	—	940	35,000	—	35,940
Senior secured notes	353,716	—	—	—	353,716
Total liabilities	387,336	54,555	67,419	(18,929)	490,381
Stockholders’ Equity (Deficit)	(2,400)	351,872	22,210	(395,704)	(24,022)
Total liabilities and stockholders’ equity	$384,936	$406,427	$89,629	$(414,633)	$466,359

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$63,372	$14,362	$—	$77,734
Restricted cash	—	3,877	—	—	3,877
Finance receivables, net	—	101,493	41,181	(2,256)	140,418
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	2,606	—	—	2,606
Other current assets	—	45,856	101	(20,117)	25,840
Deferred tax asset, net	—	12,770	—	—	12,770
Total current assets	—	231,089	55,644	(22,373)	264,360
Noncurrent Assets
Investment in Subsidiaries	368,838	15,168	—	(384,006)	—
Finance receivables, net	—	19,251	—	—	19,251
Leasehold improvements and equipment, net	—	36,734	2,901	—	39,635
Goodwill	—	191,530	31,035	—	222,565
Other intangible assets	—	2,902	643	—	3,545
Security deposits	—	2,486	167	—	2,653
Deferred tax asset, net	—	17,052	—	—	17,052
Deferred debt issuance costs	8,950	50	328	—	9,328
Total assets	$377,788	$516,262	$90,718	$(406,379)	$578,389
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of capital lease obligation	$—	$1,050	$116	$—	$1,166
Current portion of related party Florida seller notes	—	—	2,786	—	2,786
Current portion of subsidiary note payable	—	383	—	—	383
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	2,993	—	—	2,993
Accrued interest	8,046	1	640	(498)	8,189
Money orders payable	—	8,508	582	—	9,090
Accounts payable and accrued liabilities	—	39,242	13,656	(16,522)	36,376
Total current liabilities	8,046	52,177	23,133	(22,373)	60,983
Noncurrent Liabilities
Subsidiary note payable	—	1,154	32,600	—	33,754
Capital lease obligation	—	1,635	171	—	1,806
Stock repurchase obligation	—	—	4,130	—	4,130
Related party Florida seller notes	—	—	9,346	—	9,346
Senior secured notes	420,000	—	—	—	420,000
Deferred Revenue	—	2,982	—	—	2,982
Total liabilities	428,046	57,948	69,380	(22,373)	533,001
Stockholders’ Equity (Deficit)	(50,258)	458,314	21,338	(384,006)	45,388
Total liabilities and stockholders’ equity	$377,788	$516,262	$90,718	$(406,379)	$578,389

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$250,241	$74,829	$—	$325,070
Credit service fees	—	106,328	—	—	106,328
Check cashing fees	—	51,138	11,688	—	62,826
Card fees	—	8,232	510	—	8,742
Dividend	—	27,250	—	(27,250)	—
Other	—	22,612	2,920	(1,119)	24,413
Total revenues	—	465,801	89,947	(28,369)	527,379

Operating expenses:
Salaries and benefits	—	74,066	6,563	—	80,629
Provision for loan losses	—	152,279	38,730	—	191,009
Occupancy	—	27,811	3,342	(49)	31,104
Advertising and marketing	—	20,915	618	—	21,533
Lease termination costs	—	3,267	399	—	3,666
Depreciation and amortization	—	9,346	922	—	10,268
Other	—	53,377	4,570	—	57,947
Total operating expenses	—	341,061	55,144	(49)	396,156
Operating gross profit	—	124,740	34,803	(28,320)	131,223

Corporate expenses	—	88,697	1,848	—	90,545
Intercompany management fee	—	(3,435)	3,435	—	—
Depreciation and amortization	—	4,877	531	—	5,408
Interest expense, net	50,821	376	8,855	(1,070)	58,982
Interest expense allocation	(50,821)	49,152	1,669	—	—
Market value of stock repurchase obligation	—	—	(1,000)	—	(1,000)
Gain on debt extinguishment	(47,976)	—	—	—	(47,976)
Goodwill impairment	—	68,017	—	—	68,017
Total corporate and other expenses	(47,976)	207,684	15,338	(1,070)	173,976
Income (loss) before income taxes	47,976	(82,944)	19,465	(27,250)	(42,753)

Income tax expense (benefit)	15,729	(27,194)	6,382	(8,934)	(14,017)
Allocation of valuation allowance	—	38,674	2,602	—	41,276
Provision (benefit) for income taxes	15,729	11,480	8,984	(8,934)	27,259
Net income (loss)	$32,247	$(94,424)	$10,481	$(18,316)	$(70,012)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$322,529	$39,415	$—	$361,944
Credit service fees	—	41,497	—	—	41,497
Check cashing fees	—	69,434	10,309	—	79,743
Card fees	—	7,224	328	—	7,552
Dividend	—	4,500	—	(4,500)	—
Other	—	25,298	3,238	(1,019)	27,517
Total revenues	—	470,482	53,290	(5,519)	518,253

Operating expenses:
Salaries and benefits	—	69,300	6,734	—	76,034
Provision for loan losses	—	173,448	17,277	—	190,725
Occupancy	—	26,775	3,469	(12)	30,232
Advertising and marketing	—	18,803	851	—	19,654
Depreciation and amortization	—	7,684	802	—	8,486
Other	—	49,408	3,508	—	52,916
Total operating expenses	—	345,418	32,641	(12)	378,047
Operating gross profit	—	125,064	20,649	(5,507)	140,206

Corporate expenses	—	78,798	2,171	—	80,969
Depreciation and amortization	—	4,716	1,047	—	5,763
Interest expense, net	50,004	578	5,767	(1,007)	55,342
Interest expense allocation	(50,004)	50,004	—	—	—
Market value of stock repurchase obligation	—	—	3,202	—	3,202
Goodwill impairment		72,105	—	—	72,105
Total corporate and other expenses	—	206,201	12,187	(1,007)	217,381
Income (loss) before income taxes	—	(81,137)	8,462	(4,500)	(77,175)
Provision (benefit) for income taxes	—	(31,218)	3,256	(1,733)	(29,695)
Income (loss) from continuing operations	—	(49,919)	5,206	(2,767)	(47,480)
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)
Net income (loss)	$—	$(49,919)	$621	$(2,767)	$(52,065)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$278,931	$11,473	$—	$290,404
Credit service fees	—	19,302	—	—	19,302
Check cashing fees	—	74,831	8,991	—	83,822
Card fees	—	5,917	158	—	6,075
Other	—	22,970	3,154	(456)	25,668
Total revenues	—	401,951	23,776	(456)	425,271

Operating expenses:
Salaries and benefits	—	62,117	6,494	—	68,611
Provision for loan losses	—	120,987	5,867	—	126,854
Occupancy	—	23,930	3,173	—	27,103
Advertising and marketing	—	13,647	952	(338)	14,261
Depreciation and amortization	—	6,987	502	—	7,489
Other	—	42,148	3,372	—	45,520
Total operating expenses	—	269,816	20,360	(338)	289,838
Operating gross profit	—	132,135	3,416	(118)	135,433

Corporate expenses	—	63,347	980	(118)	64,209
Depreciation and amortization	—	4,626	2,131	—	6,757
Interest expense, net	49,822	231	2,081	(59)	52,075
Interest expense allocation	(49,822)	49,822	—	—	—
Loss on equity method investments	—	(261)	—	—	(261)
Market value of stock repurchase obligation	—	(360)	—	—	(360)
Total corporate and other expenses	—	117,405	5,192	(177)	122,420
Income (loss) before income taxes	—	14,730	(1,776)	59	13,013
Provision (benefit) for income taxes	—	5,845	(705)	23	5,163
Income (loss) from continuing operations	—	8,885	(1,071)	36	7,850
Discontinued operations, net of tax	—	—	(1,117)	—	(1,117)
Net income (loss)	$—	$8,885	$(2,188)	$36	$6,733

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$626	$157,481	$37,038	$195,145
Cash flows from investing activities
Net receivables originated	—	(138,545)	(21,165)	(159,710)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(18,993)	(988)	(19,981)
Net cash used in investing activities	—	(158,348)	(22,153)	(180,501)
Cash flows from financing activities
Repurchase of senior secured notes	(18,308)	—	—	(18,308)
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(383)	—	(383)
Payments on related party Florida seller notes	—	—	(2,250)	(2,250)
Payments on capital lease obligations	—	(1,684)	(112)	(1,796)
Proceeds on lines of credit	27,200	—	—	27,200
Intercompany activities	(9,710)	9,710	—	—
Debt issuance costs	192	(162)	(330)	(300)
Net cash provided by (used in) financing activities	(626)	7,481	(292)	6,563
Net increase in cash and cash equivalents	—	6,614	14,593	21,207
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$—	$69,986	$28,955	$98,941

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$2,160	$161,490	$31,534	$195,184
Cash flows from investing activities
Net receivables originated	—	(141,089)	(43,280)	(184,369)
Net acquired assets, net of cash	—	(874)	(1,318)	(2,192)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(22,174)	(1,254)	(23,428)
Net cash used in investing activities	—	(157,406)	(49,783)	(207,189)
Cash flows from financing activities
Proceeds from subsidiary note	—	1,547	32,600	34,147
Payments on subsidiary note	—	(10)	(8,100)	(8,110)
Payments on related party Florida seller notes	—	(2,632)	2,132	(500)
Payments on capital lease obligations, net	—	(656)	193	(463)
Net payments on lines of credit	(25,000)	—	—	(25,000)
Buyback of restricted stock units	—	(107)	—	(107)
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	22,840	(22,840)	—	—
Debt issuance costs	—	(446)	—	(446)
Net cash provided by (used in) financing activities	(2,160)	(25,144)	26,732	(572)
Net increase (decrease) in cash and cash equivalents	—	(21,060)	8,483	(12,577)
Cash and cash equivalents:
Beginning	—	84,432	5,879	90,311
Ending	$—	$63,372	$14,362	$77,734

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$2,792	$150,705	$7,508	$161,005
Cash flows from investing activities
Net receivables originated	—	(147,217)	(15,712)	(162,929)
Net acquired assets, net of cash	—	(2,453)	1,587	(866)
Purchase of customer list intangible	—	(22)	—	(22)
Internally developed software intangible asset	—	—	(156)	(156)
Proceeds from sale of leasehold improvements and equipment	—	181	—	181
Purchase of leasehold improvements and equipment	—	(13,578)	(360)	(13,938)
Net cash used in investing activities	—	(163,089)	(14,641)	(177,730)
Cash flows from financing activities
Capital lease payments	—	845	(1,453)	(608)
Payments on long-term debt	—	(2,721)	(1,779)	(4,500)
Net advances on lines of credit	25,000	—	—	25,000
Net advances on susidiary note	—	—	8,100	8,100
Intercompany activities	(27,792)	27,792	—	—
Net cash provided by (used in) financing activities	(2,792)	25,916	4,868	27,992
Net increase in cash and cash equivalents	—	13,532	(2,265)	11,267
Cash and cash equivalents:
Beginning	—	70,900	8,144	79,044
Ending	$—	$84,432	$5,879	$90,311

Note 23. Subsequent Events

Material Contract

On January 12, 2016, the Company renewed its operating agreement with Western Union for a five year period commencing in January 2017.  The Company received a signing bonus for renewing the contract which will be recorded as deferred revenue and recognized over the life of the contract.

Sale of Florida II

On January 31, 2016, Buckeye Check Cashing of Florida, Inc. (“Seller”), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement by and among Seller and Buckeye Check Cashing of Florida III, LLC (the “Buyer”).  Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Buyer or its designee all of the membership interests of Buckeye Check Cashing of Florida II, LLC (“Buckeye”), which was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.  Through Buckeye, the Company most recently operated 43 stores in the South Florida market (the “South Florida Stores”).

The Seller and Buyer have agreed to the following as consideration for the purchase of the South Florida Stores by Buyer:

•                  1,000,000 shares of common stock of the Company held by Check Cashing USA Holdings Inc., will be assigned to the Company and all put rights previously associated therewith will be cancelled; and

•                  The Company is released from liability for two promissory notes totaling $10.1 million that arose in connection with the Company’ acquisition of the South Florida Stores and other assets.

In addition, the Company has agreed to provide a temporary line of credit with initial available credit of $6.0 million to the Buyer or its transferees to facilitate Buyer’s or such transferee’s assumption of management and operating responsibilities for the South Florida Stores.  The line of credit is secured by a security interest in substantially all of the assets of Buckeye, including the Buyer’s membership interests in Buckeye.

The transaction closed on February 1, 2016.

Bond Repurchase

In 2016, the Company, using corporate funds, repurchased $86.8 million of outstanding senior secured notes due in 2019 for aggregate consideration of $30.3 million plus accrued interest, and repurchased $12.5 million of outstanding senior secured notes due in 2020 for aggregate consideration of $4.5 million plus accrued interest.  These purchases were made at various times at various prices and through open market purchases.

Non-Guarantor Financing

On March 23, 2016, CCFI Funding, LLC (“CCFI Funding”), a non-guarantor subsidiary of the Company, entered into a Loan and Security Agreement with Ivy Funding Three, LLC, a Texas limited liability company, pursuant to which CCFI Funding borrowed $7.4 million to acquire loans from the retail and internet segments. The Promissory Note has a maturity date of December 23, 2016, interest rate of 18.50%, and contains certain restrictions on dividends and payments on subordinated indebtedness.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2015 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2015.

Name	Age	Office and Position
William E. Saunders, Jr.	42	Chief Executive Officer and Chairman of the Board of Directors
Kyle Hanson	40	President
Michael Durbin	47	Executive Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	53	Executive Vice President, Secretary and General Counsel
H. Eugene Lockhart	66	Lead Director
Andrew Rush	58	Director
Lee A. Wright	44	Director
Michael Langer	39	Director
Felix Lo	37	Director
Eugene Schutt	62	Director
Jennifer Adams Baldock	56	Director
Mark Witkowski	30	Director

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

Bridgette Roman became our Senior Vice President and Secretary in January 2011 and became an Executive Vice President effective April 28, 2014. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is the President of the Executive Board of Pilot Dogs Inc., and a trustee of the Columbus Museum of Art. She previously served on the Board of Directors of Children’s Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

H. Eugene Lockhart became a director in May 2006, and became Lead Director effective May 14, 2014. Mr. Lockhart is the Chairman of and a general partner in MissionOG, as well as a Senior Advisor of General Atlantic LLC. Beginning in 2005, Mr. Lockhart served as Chairman of Diamond Castle’s Financial Institutions Investment practice until April 2011. Before joining

Diamond Castle in 2005 as Chairman of its Financial Institutions Investment practice, Mr. Lockhart became Venture Partner for Oak Investment Partners, a venture capital firm. Mr. Lockhart has worked in a senior executive role at several organizations, including from 1993 to 1997 as President and Chief Executive Officer of MasterCard International, as Chief Executive Officer of Midland Bank plc (from 1986 to 1993), as President of the Global Retail Bank of Bank of America (from 1997 to 1999) and as President of Consumer Services at AT&T. Mr. Lockhart is the former Chairman of NetSpend Corporation and Argus Information and Advisory Services LLC. He is also a director of Huron Consulting Group. Mr. Lockhart is a former Director of RJR Nabisco Holdings, First Republic Bank, LendingTree, Inc., Asset Acceptance Corp., IMS Health Inc., Vesta Corporation, and RadioShack Corp. Mr. Lockhart holds a B.S. from the University of Virginia and an M.B.A. from The Darden School at the University of Virginia.

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

Michael Langer became a director in May 2006. Mr. Langer is also the Managing Director of Diamond Castle, which he joined in 2005. Prior to joining Diamond Castle, Mr. Langer worked at DLJ Merchant Banking Partners and, prior to that, was an Associate at Leonard Green & Partners and an Analyst in the Investment Banking division at Deutsche Bank from 1998 to 2000. Since 2007, Mr. Langer is also a Director of Beacon Health Options Inc,, Suture Express, Inc., and a former Director of Managed Health Care Associates, Inc.  Mr. Langer holds a B.S., magna cum laude from Boston College, where he graduated Beta Gamma Sigma, and an M.B.A. with Honors from The Wharton School of the University of Pennsylvania.

Felix Lo became a director in April 2011. Mr. Lo is also a Principal at Golden Gate Capital, a private equity firm which he joined in 2004. From 2003 to 2004, Mr. Lo was an investment professional at Bain Capital, a private investment firm, and, prior to that, was a consultant at Bain & Company (from 2001 to 2003). Mr. Lo also serves as a director of Tollgrade Communications, and VTS Systems. Mr. Lo holds an A.B. in Public Policy from Brown University.

Eugene R. Schutt became a director in February 2012 and is Chairman of the Audit Committee. Since 2009, Mr. Schutt has served the University of Virginia as President of the College Foundation and as Associate Dean of Development in the College and Graduate School of Arts & Sciences. Prior to joining the University of Virginia, Mr. Schutt had more than 30 years of business experience in financial services, most recently as Chairman, President and Chief Executive Officer of Citicorp Trust Bank, a Citigroup company. From 1992 until 1999, he was president of Avco Financial Services Inc., a branch-based multi-national consumer finance enterprise and from 1984 until 1991, he was president of Pratt Industries Inc. He began his career with the Philadelphia National Bank and spent nearly a decade managing two Asia/Pacific subsidiaries. Mr. Schutt is a 24-year member of the Young Presidents and World Presidents’ Organization and has served on the boards of the American Financial Services Association and the Financial Services Roundtable’s Housing Policy Council. He holds a B.A. in Economics from the University of Virginia.

Jennifer Adams Baldock has served as a Director since April of 2013.  Ms. Baldock previously served as a Director of Asset Acceptance Capital Corp and is a consultant to Roselon Industries, Inc.  In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions. While at World Color Press, Ms. Adams oversaw the legal, human resources, environmental, information technology and investor relations functions, numerous acquisitions and debt transactions and the company’s initial public offering.

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

Board Committees

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compliance Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2015.

Audit Committee	Compliance Committee	Compensation Committee	Nominating & Governance Committee
Eugene Lockhart	William Saunders	Eugene Lockhart	Eugene Lockhart
Lee Wright	Lee Wright	Lee Wright	Eugene Schutt
Eugene Schutt	Eugene Lockhart	Andrew Rush	William Saunders

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

Compliance Committee

Our Compliance Committee consists of Messrs. Lockhart, Wright and Saunders. Mr. Saunders serves as Chairman. The Compliance Committee, among other things, oversees our compliance functions.

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

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2015. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2015, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below.

As more fully described below, the Compensation Committee currently makes, and is expected to continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2015 Summary Compensation Table below, which officers we refer to as the named executive officers:

•                  William E. Saunders, Jr.—Chief Executive Officer;

•                  Michael J. Durbin—Executive Vice President, Chief Financial Officer and Treasurer;

•                  Kyle F. Hanson—President; and

•                  Bridgette C. Roman—Executive Vice President, General Counsel and Secretary.

All compensation paid to CCFI’s executive officers in 2015 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

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

•                  Align the interests of our executives and shareholders by motivating executives to increase shareholder value and rewarding executives for attention to creating long-term shareholder value increases, but doing so in a manner that does not encourage executives to take unreasonable risks that could threaten our viability;

•                  Provide a competitive compensation package that emphasizes pay for performance, and in which total compensation is primarily determined by Company and individual results and long-term increases in shareholder value;

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

On an annual basis, our CEO reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salaries, annual cash incentive bonuses and grants of long-term equity incentive awards for all executive officers, excluding himself. Based on these recommendations from our CEO and the other considerations discussed below, the Compensation Committee reviews and approves the annual compensation packages of our executive officers other than our CEO.  Factors such as the importance of the position to us, the past salary history of the executive officer and the contributions made and expected to be made by the executive officer to us are given specific consideration by our Compensation Committee when setting base salaries, annual cash incentive bonuses and grants of long-term equity incentive awards.

In 2015, the Compensation Committee followed the same process described above and used the same inputs in considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation (1)
Mr. Saunders	18	82
Mr. Durbin	33	67
Mr. Hanson	30	70
Ms. Roman	50	50

(1)         This column includes the named executive officers’ annual cash incentive bonuses for 2015 under our 2012 Executive Compensation, Benefit and Severance Program, which we refer to as the 2012 Program, discretionary bonuses for 2015, and their payments received in 2015 under the Retention Plan adopted in 2014, which we refer to as our Retention Plan.

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2015, we did not specifically benchmark our compensation levels against a defined peer group.  However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•                  Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $188 million to $1.3 billion) and market capitalization (ranging from $65 million to $1.6 billion). To provide context, our 2015 revenue was $527.4 million;

•                  Informal reviews of comparably sized public and private companies (measured generally by the revenue and market capitalization ranges described above); and

•                  Informal reviews of salaries posted on executive search websites.

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

•                  The contributions that the executive has made, or we believe will make, to our success;

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

Our named executive officer compensation program emphasizes pay for performance, which to us means paying performance-based compensation to reward the achievement of strategic goals that enhance shareholder value.  In 2015, the Compensation Committee utilized performance-based annual cash incentive bonuses under the 2012 Program to help retain our named executive officers during a demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured based on achievement of individual executive performance goals. The individual performance measures were established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

Offer comprehensive benefits package to all full-time employees.

We provide a competitive benefits package to all full-time employees, which package includes health and welfare benefits, such as medical, dental, and vision care, disability insurance, life insurance benefits, and potential participation in a 401(k) savings plan. These benefits are provided to support our employees’ basic health and welfare needs and to provide them with tax efficient ways to save cash compensation for retirement.

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

Analysis of 2015 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for Messrs. Saunders and Hanson, and Ms. Roman on January 1, 2012. When Mr. Durbin’s employment agreement terminated on December 31, 2013, his compensation arrangement became governed by the 2012 Program. The 2012 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

Under the 2012 Program, each named executive officer is also entitled to business and professional expense reimbursement and perquisites offered by us, which may include eligibility under our aircraft policy, health savings account payments, and an automobile allowance as determined by the Compensation Committee. The named executive officers also participate under the 2012 Program in our benefit plans, including our 401(k) plan, and Mr. Hanson receives payment for certain life insurance premiums. The 2012 Program also sets forth the procedure by which an officer may be terminated, and provides for certain payments and benefits upon termination described below.

For the fiscal year ended December 31, 2015, the total compensation opportunity for our named executive officers was comprised of the following components:

•                  base salary;

•                  performance-based annual cash incentive bonuses;

•                  equity awards in the form of stock options;

•                  payments under our Retention Plan; and

•                  retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2015 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2015 base salaries of the named executive officers were set in light of our expectations of them, their contributions to us, their job responsibilities, their historical individual contributions to the Company, their individual performance during the prior year and their goals and objectives for the subsequent year.

The Company does not enter into employment agreements (the terms of employment of our named executive officers are generally governed by the 2012 Program.)

To determine the 2015 base salaries for our named executive officers, the Compensation Committee subjectively considered job responsibilities and individual contributions during 2014 and those expected in 2015, with particular reference to the following considerations:

•                  execution of specified Company operational objectives during 2015;

•                  overall Company financial performance during the prior year;

•                  competitive market pay data (as described above);

•                  salary information previously provided by Meridian Compensation Partners;

•                  the individual performance of each named executive officer during 2014; and

•                  the individual goals and objectives for each named executive officer for 2015.

For 2015, the Compensation Committee decided to keep base salaries for named executive officers at their 2014 levels as follows based on the factors outlined above:

Named Executive Officer	2014 Base Salary	2015 Base Salary	% Increase
Mr. Saunders	$1,000,000	$1,000,000	0%
Mr. Durbin	$400,000	$400,000	0%
Mr. Hanson	$575,000	$575,000	0%
Ms. Roman	$400,000	$400,000	0%

Annual Cash Incentive Bonuses

The 2012 Program provides that each named executive officer is eligible to participate in a performance-based annual incentive bonus at the following percentage of his or her respective base salary: Mr. Saunders, 125%; Mr. Durbin, 100%; Mr. Hanson, 113%; and Ms. Roman, 60%. Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2015. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2015:

Named Executive Officer	2015 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders	Leadership in new product development
Strategic relationship achievements
Public relations achievements
Strategic positioning of Company in light of anticipated regulatory changes
2015 financial budget achievements

Mr. Durbin	Finance and accounting achievements
Leadership and management achievements
Timely and accurate filing of all SEC required reports
Risk and analytics achievements
External relations achievements

Mr. Hanson	Department and employee oversight achievements
Strategic positioning of Company in light of anticipated regulatory changes
New product achievements
Leadership in legacy markets
Compliance achievements
2015 financial budget achievements

Ms. Roman	Legal, compliance and corporate governance achievements
Community relations achievements
Political Action Committee achievements
Personnel management achievements
Executive compensation management achievements
Support of Board of Directors’ initiatives and administrative requirements

Under our 2012 Program, as supplemented by Meridian Compensation Partners’ 2013 recommendations, each of the named executive officers was assigned the following target annual cash incentive bonus opportunity and received the following payout:

Named Executive Officer	2015 Annual Cash Bonus Target	2015 Annual Cash Bonus Paid
Mr. Saunders	$1,250,000	$1,250,000
Mr. Durbin	240,000	240,000
Mr. Hanson	570,000	570,000
Ms. Roman	240,000	240,000

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2015, the Compensation Committee determined that the annual cash incentive bonuses had been earned at the full target level for each named executive officer. In making these determinations, the Compensation Committee decided that each named executive officer had achieved substantially all of his or her milestones for 2015. The Compensation Committee approved the final cash bonus payments in December 2015.

The annual cash bonuses paid to the named executive officers for 2015 are included in the 2015 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the annual cash incentive bonuses actually paid to the named executive officers for 2015 achieved our executive compensation objectives, compare favorably to the cash bonuses paid by other financial services companies and were consistent with our emphasis on pay for performance.

Retention Plan

On April 28, 2014, the Compensation Committee approved a new retention plan, which we refer to as the Retention Plan.  The Retention Plan awards replaced those previously granted under the Company’s 2013 Long Term Incentive Program, which we refer to as our LTIP. The Compensation Committee’s objective in adopting the Retention Plan was to incentivize the grantees’ longer-term commitment to the Company during a period of significant uncertainty in the federal regulatory environment. The Compensation Committee believed that the Retention Plan served as a better vehicle to meet this objective than would additional equity awards. This Retention Plan provides award recipients the opportunity to earn a cash incentive award over a multi-year period of at least three years.  Grantees under the Retention Plan are entitled to quarterly payments totaling 38%, 33%, and 29%, respectively, of the aggregate award opportunity in years one, two, and three following the grant as long as (1) the grantee remains continuously employed by the Company until the payment date and (2) no default or event of default is existing or created under the Company’s bond indenture or credit agreement or other debt obligations when and if the bonus is paid. Should a default or an event of default be existing or created by the payment of the bonus, then the bonus will be paid at such time as there is no such default or event of default and the Company may make the payment without creating a default or an event of default subject to the named executive officer remaining employed until that date.  As a result of adopting the Retention Plan, outstanding awards under the LTIP were cancelled and each LTIP grantee released the Company for any claims under the LTIP.

The Compensation Committee also in 2014 approved Retention Plan awards to Messrs. Saunders, Hanson, and Durbin and Ms. Roman.  These awards are subject to a three-year incentive period and provide the following aggregate incentive award opportunities: Mr. Saunders, $6,480,047; Mr. Hanson, $2,047,500; Mr. Durbin, $1,200,000; and Ms. Roman, $500,000. The awards are generally subject to the terms of the new Retention Plan. The portions of these awards that were earned and paid in 2015 are as follows:

Named Executive Officer	2015 Retention Plan Award Earned	2015 Retention Plan Award Paid
Mr. Saunders	$2,160,016	$2,160,016
Mr. Durbin	400,000	400,000
Mr. Hanson	682,500	682,500
Ms. Roman	166,668	166,668

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

In February 2015, the outstanding restricted stock units for our named executive officers became fully vested resulting in vested awards to each of Messrs. Saunders, Hanson, and Durbin of 4,800, 3,346, and 1,782 restricted stock units, respectively.

As of December 31, 2015, 2,941,746 shares of common stock had been authorized and reserved for issuance under the 2011 Plan. As of December 31, 2015, awards covering 2,004,456 shares had been granted under the 2011 Plan and 937,290 shares of common stock were available for further award purposes. There were no options granted to named executive officers during 2015.

Discretionary Bonuses

On August 6, 2014, the Compensation Committee approved an additional discretionary bonus for Mr. Saunders to recognize his substantial assistance in avoiding any change in control triggers as a result of the recapitalization activities of certain of the Company’s shareholders. The Committee approved two payments of $1,000,000 each: the first payment was paid to Mr. Saunders in December of 2014, and the second bonus payment was paid in December 2015.  In the case of Messrs. Durbin and Hanson, the Compensation Committee determined that each had far exceeded his goals and made significant additional contributions to the Company and its operations, and that each had, because of increased regulatory demands, managed a considerably greater work load than was anticipated when the Compensation Committee initially determined their bonus opportunities. As a consequence, the Compensation Committee determined that an additional discretionary bonus was warranted for Messrs. Durbin and Hanson and awarded them an additional $160,000 and $80,000, respectively. The Compensation Committee approved these additional discretionary cash bonus payouts in December 2015.

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

Health and welfare benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, health savings accounts, and disability and life insurance, which we offer as a customary practice to help all employees, including the named executive officers, provide for their basic life and health needs.

Certain executive perquisites

For 2015, we provided our named executive officers with certain other executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,400 automobile allowance for each of Messrs. Saunders, Hanson, and Durbin, employer matching contributions to a 401(k) account for each of Messrs. Saunders, Hanson, and Durbin, and Ms. Roman, rollover of accrued vacation value to a health savings account for each of Messrs. Saunders and Hanson, personal use of Company-owned or Company-leased aircraft for each of Messrs. Saunders and Hanson, Company-paid life insurance premiums for the benefit of Mr. Hanson, and employer matching contributions to a health savings account for each of Messrs. Saunders, Hanson, and Durbin, and Ms. Roman. For more information about these perquisites and personal benefits, see the “2015 Summary Compensation Table” and its related footnotes below.

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

Severance under the 2012 Program

The 2012 Program also sets forth the procedure by which covered officers may be terminated, and provides for certain payments and benefits upon termination described immediately below.

Termination by us without cause, or resignation by named executive officer for good reason.  The 2012 Program provides that if we terminate a named executive officer’s employment without cause, or if a named executive officer resigns for good reason

(as each term is defined below), the named executive officer is entitled to receive the following payments and continued benefits for the length of the base salary payment period:

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

•                  the conviction of the named executive officer of, or the entry of a plea of nolo contendere or guilty by, the named executive officer to, a felony; or

•                  habitual drug addiction or intoxication.

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

Termination by us without cause, or resignation by named executive officer for good reason, coupled with a change in control.  Each named executive officer will receive the following enhanced severance payments and continued health and welfare benefits for the length of the base salary payment period in the event that he or she is terminated without cause or resigns for good reason within 180 days before or two years after a change in control:

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

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer’s executor or personal representative of a general release of claims in favor of us.

Termination upon disability.  In the event of termination due to disability (as defined in the 2012 Program), we are obligated to pay the named executive officer’s accrued and unpaid base salary and vacation pay through the termination date, the annual cash incentive bonus otherwise earned for the year in which the termination occurred and pay his or her annual base salary and premiums at the employee rate for continued health and welfare benefits until the earlier of (1) six months following termination or (2) the date on which the named executive officer becomes entitled to long-term disability benefits under our applicable plan or program.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

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

Compensation-Related Risk Analysis

During the fourth quarter of 2013, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the Company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to Company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the Company. We did not find that any of our compensation policies and practices for our employees create any risks that are reasonably likely to have a material adverse effect on the Company. The results of the review were reviewed and independently considered by the Compensation Committee. There were no material changes to the compensation policies and practices during 2014 and 2015.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2013, 2014, and 2015 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO, our two other most-highly compensated executive officers still serving in such capacities on December 31, 2015.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
William E. Saunders, Jr.,	2015	1,057,692	3,160,016	—	—	1,250,000	—	80,648	5,548,356
Chief Executive Officer	2014	954,735	3,468,589	—	—	1,250,000	—	161,649	5,834,973
Chairman of the Board	2013	674,622	—	—	310,811	1,401,874	—	100,130	2,487,437

Michael J. Durbin,	2015	423,077	560,000	—	—	240,000	—	23,896	1,246,973
Executive Vice President	2014	410,890	557,143	—	—	240,000	—	23,565	1,231,598
Chief Financial Officer and Treasurer	2013	379,261	—	—	13,324	474,999	—	22,240	889,824

Kyle F. Hanson	2015	604,477	762,500	—	—	570,000	—	98,450	2,035,427
President	2014	585,795	780,000	—	—	575,000	—	103,150	2,043,945
	2013	518,939	—	—	391,268	779,122	—	101,480	1,790,809

Bridgette C. Roman	2015	403,860	166,668	—	—	240,000	—	10,978	821,506
Executive Vice President	2014	370,833	190,476	—	—	240,000	—	11,030	812,339
General Counsel and Secretary	2013	300,000	—	—	471,729	258,381	—	10,870	1,040,980

(1)                                     The amounts reported in this column for 2015 represent the total of salaries paid to each named executive officer and an additional $57,692, $23,077, $29,477, and $3,860 paid in lieu of accrued vacation to Messrs. Saunders, Durbin, and Hanson, and Ms. Roman, respectively.

(2)                                     The amounts reported in this column for 2015 represent the portion of the August 6, 2014 discretionary bonus for Mr. Saunders that was paid in 2015, the additional discretionary bonuses of $160,000 and $80,000 paid to Messrs. Durbin and Hanson, respectively, and the Retention Plan awards paid to our named executive officers in 2015. For more information about the 2015 Retention Plan awards payments, see “Compensation Discussion and Analysis — Analysis of 2015 Executive Compensation Decisions and Actions — Retention Plan” above.  The $1,000,000 discretionary bonus for Mr. Saunders is to recognize his substantial assistance in avoidance of any change in control triggers as a result of certain recapitalization activities of certain of the Company’s shareholders. For information about the discretionary bonuses, see “Compensation Discussion and Analysis: Analysis of 2015 Executive Compensation Decisions and Actions-Discretionary Bonuses” above.

(3)                                     The amounts reported in this column for 2015 represent the annual cash incentive bonuses paid to our named executive officers in 2015.  For more information about the 2015 annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2015 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(4)                                     The amounts reported in this column include: (A) for Mr. Saunders, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and $52,198 of personal aircraft usage in 2015; (B) for Mr. Hanson, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and $70,000 of Company-paid life insurance premium expenses in 2015; (C) for Mr. Durbin, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and personal aircraft usage in 2015, and (D) for Ms. Roman, a $10,400 employer matching contribution to the 401(k) Plan, and an employer matching contribution to a health savings account. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote. The value of personal use of aircraft by any named executive officer is calculated by multiplying the actual average hourly operating cost for the aircraft for the month in which the personal use occurs, by the hours flown to cover the actual statute miles of all such personal travel and adding such product to the sum of all landing fees, pilot fees, terminal charges and food service fees. All personal usage by any named executive officers is reported as taxable income.

2015 Grants of Plan-Based Awards Table

	Estimated Future Payouts Under Non-Equity
	Incentive Plan Awards
Name	Threshold ($)	Target ($)(1)	Maximum ($)
Mr. Saunders	—	1,250,000	—

Mr. Durbin	—	240,000	—

Mr. Hanson	—	570,000	—

Ms. Roman	—	240,000	—

(1)         These amounts are the target annual cash incentive bonus opportunities established for 2015 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2015 are included in the “Non-Equity Incentive Plan Compensation” column of the 2015 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2015 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

Employment Agreements

The employment agreements for all of our named executive officers expired under the terms of those agreements on or before December 31, 2013. No new employment agreements were executed. Instead, employment agreements were replaced by the 2012 Program, which was designed to establish the terms and conditions for our named executive officers’ compensatory arrangements with us (including severance and indemnification arrangements) without the need for individual bilateral employment agreements.

In February 2015, the outstanding restricted stock units for our named executive officers became fully vested resulting in vested awards to each of Messrs. Saunders, Hanson, and Durbin of 4,800, 3,346, and 1,782 restricted stock units, respectively.

Outstanding Equity Awards at 2015 Fiscal Year-End Table

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Mr. Saunders	12/31/2008	175,008	—	—	6.00	12/31/2018
	12/31/2008	—	—	175,008	6.00	12/31/2018
	2/13/2012	86,454	—	—	8.40	2/13/2022
	5/20/2013	50,000	25,000	—	8.40	5/20/2023

Mr. Durbin	12/31/2010	252,600	—	—	8.27	4/30/2016
	2/13/2012	31,962	—	—	8.40	2/13/2022

Mr. Hanson	5/9/2006	49,207	—	32,765	8.40	5/9/2016
	6/4/2007	12,290	—	8,194	8.40	6/4/2017
	12/31/2008	75,000	—	—	6.00	12/31/2018
	12/31/2008	—	—	75,000	6.00	12/31/2018
	2/13/2012	60,162	—	—	8.40	2/13/2022
	5/20/2013	66,000	34,000	—	8.40	5/20/2023

Ms. Roman	12/31/2008	—	—	12,000	6.00	12/31/2018
	2/13/2012	35,070	—	—	8.40	2/13/2022
	5/20/2013	82,500	42,500	—	8.40	5/20/2023

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

2015 Option Exercises and Stock Vested Table

None of our named executive officers exercised any stock options during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William E. Saunders	—	—	4,800	40,320
Michael J. Durbin	—	—	1,782	14,969
Kyle F. Hanson	—	—	3,346	28,106
Bridgette C. Roman	—	—	—	—

2015 Pension Benefits and 2015 Nonqualified Deferred Compensation

We do not maintain any defined benefit plans, other plans with specified retirement benefits or nonqualified deferred compensation plans in which our named executive officers participate.

2015 Potential Payments Upon Termination or Change in Control

During 2015, we were a party to certain arrangements effective for 2015 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the Company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer at December 31, 2015 under the 2012 Program, as applicable.

Termination by us without cause, or termination by named executive officer for good reason

The 2012 Program provides that if we terminate a named executive officer’s employment without cause, or if a named executive officer resigns for good reason (defined below), the named executive officer is entitled to receive the following payments and continued health and welfare benefits for the length of the base salary payment period:

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

•                  the conviction of the named executive officer of, or the entry of a plea of nolo contendere or guilty by, the named executive officer to, a felony; or

•                  habitual drug addiction or intoxication.

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

Termination upon death.  In the event of termination due to death, we are obligated to pay the named executive officer’s accrued and unpaid base salary, vacation pay and annual cash incentive bonus through the termination date and pay premiums at the employee rate for continued health and welfare benefits to the executive’s spouse and dependents for twelve months.  These payments and continued benefits are subject to the execution by the named executive officer’s executor or personal representative of a general release of claims in favor of us.

Termination upon disability.  In the event of termination due to disability, we are obligated to pay the named executive officer’s accrued and unpaid base salary and vacation pay through the termination date, the annual cash incentive bonus otherwise earned for the year in which the termination occurred and pay his or her annual base salary and premiums at the employee rate for continued health and welfare benefits until the earlier of (1) six months following termination or (2) the date on which the named executive officer becomes entitled to long-term disability benefits under our applicable plan or program.  These payments and continued benefits are subject to the execution by the named executive officer of a general release of claims in favor of us.

Tabular disclosure. Based on a hypothetical termination and/or change in control occurring on December 31, 2015, the following table describes the potential payments and benefits our named executive officers would have received upon such termination or change in control on December 31, 2015.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

Name	Benefits and Payments	Involuntary Termination Without Cause/ Resignation for Good Reason ($)(1)		Involuntary Termination for Cause/ Resignation Without Good Reason ($)(1)	Termination Due to Death ($)(1)	Termination Due to Disability ($)(2)	Additional Payment Upon Change in Control ($)(3)
William E. Saunders
	Salary Continuation	2,000,000		—	—	500,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	20,985	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		2,020,985		—	10,492	505,246	—

Michael J. Durbin
	Salary Continuation	400,000		—	—	200,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	10,492	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		410,492		—	10,492	205,246	—

Kyle F. Hanson
	Salary Continuation	862,500		—	—	287,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	15,739	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		878,239		—	10,492	292,746	—

Bridgette C. Roman
	Salary Continuation	400,000		—	—	200,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare Benefits Continuation	7,701	(4)	—	7,701	3,850	—
	Equity Vesting	—		—	—	—	—
Total		407,701		—	7,701	203,850	—

(1)         Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2015, have been paid as of December 31, 2015, and that all annual cash incentive bonuses for 2015 have been earned and paid for 2015 as of December 31, 2015.

(2)         Assumes that continued health and welfare benefits are provided for six months.

(3)         The values reported as equity vesting in this column represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2015 Fiscal Year-End Table” upon a change in control occurring on December 31, 2015. There is no value as the assumed value for our common shares on December 31, 2015 is less than the exercise price for his or her unvested equity awards. For information about enhanced benefits received upon an involuntary termination without cause or a resignation for good reason in connection with a change in control. see “2015 Potential Payments upon Termination on Change in Control” above.

(4)         Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Director Compensation

During 2015, Eugene Lockhart, Lee Wright, Michael Langer, Felix Lo, Andrew Rush, Eugene Schutt, Jennifer Adams Baldock, and Mark Witkowski served as our directors. In 2015, we had four directors not employed by us or our majority shareholders whom we refer to as “non-employee directors.” These non-employee directors are Mr. Lockhart, Mr. Schutt, Ms. Adams Baldock, and Mr. Wright. Each non-employee director received an annual director fee of $70,000.  Directors who serve on the Board’s compensation, audit, or compliance committees receive an additional fee of $5,000 per committee. Mr. Lockhart serves on the compliance committee for the Company’s subsidiaries and receives an additional fee of $65,000 for services on that committee. Mr. Wright was also reimbursed for expenses of $1,873 in attending board or committee meetings. Under the 2012 Director Deferred Compensation Program, each non-employee director had the option to defer fifty percent of his or her 2015 compensation.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Total ($)
H. Eugene Lockhart	93,333	93,333
Lee Wright	75,000	75,000
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Mark Witkowski	—	—
Jennifer Adams Baldock	70,000	70,000
Eugene Schutt	71,667	71,667

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2016 regarding the beneficial ownership of our outstanding common equity, by:

•                  each person or entity known by us to beneficially own more than 5% of our outstanding common shares;

•                  each of our directors and named executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 1, 2016 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
Diamond Castle Holdings (1)	4,806,000	60.2%
Funds managed by Golden Gate Capital (2)	1,178,214	14.8%
James H Frauenberg 1998 Trust (3)	835,800	10.5%
California Check Cashing Stores, Inc. (4)	447,162	5.6%

Executive Officers and Directors
William E. Saunders, Jr. (5)	460,598	5.5%
Kyle Hanson (6)	269,351	3.3%
Michael Durbin (7)	288,126	3.5%
Bridgette Roman (8)	117,570	1.5%
H. Eugene Lockhart	—	—
Lee A Wright (9)	8,484	*
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Eugene Schutt (10)	8,484	*
Jennifer Baldock (11)	8,484	*
Mark Witkowski	—	—
All executive officers and directors as a group (12)	1,161,097	15.5%

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

(3)                                 James H. Frauenberg is the sole trustee of the trust which has sole voting and investment power over the shares, and accordingly Mr. Frauenberg may be deemed to have beneficial ownership of the shares. The address for the James H. Frauenberg 1998 Trust is c/o James Frauenberg, 1310 Old Stickney Point Rd., Unit EP2, Sarasota, Florida 34242.

(4)                                 Jonathan Eager is the sole officer and director of California Check Cashing Stores, Inc. The sole shareholder of California Check Cashing Stores, Inc. is the Jonathan B. Eager Family Trust (a revocable trust), of which Mr. Eager is a trustor, trustee and beneficiary, with the authority to act individually, and accordingly Mr. Eager may be deemed to have beneficial ownership of the shares. The address for California Check Cashing Stores, Inc. is c/o Jonathan Eager, P.O. Box 11162, Oakland, California 94611.

(5)                                 Includes 311,462 shares issuable upon exercise of options, and 9,600 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(6)                                 Includes 262,659 shares issuable upon exercise of options, and 6,692 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(7)                                 Includes 284,562 shares issuable upon exercise of options, and 3,564 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(8)                                 Includes 117,570 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 1, 2016.

(9)                                 Includes 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(10)                          Includes 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(11)                          Includes 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

(12)                          Includes 976,253 shares issuable upon exercise of options, and 45,308 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2016.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our Company, any sale or recapitalization or restructuring of equity or debt securities by our Company and any other similar transaction. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our Company falls below a certain specified percentage. For the years ended December 31, 2015, 2014, and 2013, we paid Diamond Castle fees of $0.7 million, $1.0 million and $1.0 million, respectively, and paid Golden Gate fees of $0.2 million, $0.3 million and $0.3 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

Corporate Office and Certain Branches

Certain properties where our branches are located are owned and operated by affiliates of Mr. Frauenberg and Mr. Lenhart, both of whom are beneficial owners. Rent paid to these related parties was $1.1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Information Technology Consulting Services

The Company has a consulting agreement with a minority shareholder for information technology consulting services. Consulting services provided to the Company for the years ended December 31, 2015 and 2014 were $0.4 million and $0.3 million, respectively.

Telecommunications Services

Certain senior members of management have an interest in a vendor from which the Company purchased telecommunications services. The $1.2 million and $0.1 million respectively, in hardware and services for the years ended December 31, 2015 and 2014 were provided to the Company by the vendor at a reduced rate.  If the Company were to source the service from another vendor, the overall cost of the service would likely increase.

Ivy Funding

Certain directors have an interest in the provider of the $31.7 million revolving line of credit and the $35.0 million subsidiary note.

Consumer Reporting Agencies

Certain senior members of management and directors of the Company have an indirect interest and serve as a director of a vendor that provides the Company with credit bureau services.

Aircraft

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note for the acquisition of a share of an airplane. The term note has a maturity of five years, bears interest at 4.25% per annum, and had an outstanding balance of $1.0 million as of December 31, 2015.

Non-guarantor Subsidiaries

We have $17.2 million in indebtedness evidenced by notes issued to the sellers of the Florida Acquisition and these notes had a balance outstanding of $10.1 million as of December 31, 2015. Some of which are stockholders of the Company as a result of such transaction. The notes are held by a subsidiary of ours that is classified as unrestricted under our senior secured notes, which we refer to as a non-guarantor subsidiary. This stockholder indebtedness was incurred in conjunction with the Florida Acquisition and is secured by the assets of such subsidiary. The sellers of the Florida acquisition are a holder of two notes both bearing interest at a stated rate of 10%. Cash paid to the sellers during 2015 for principal and interest totaled $3.3 million.

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries raised funding through an $8.1 million note payable and $35.0 million installment loan to acquire the loans.

ITEM 14.                  PRINCIPAL ACCOUNTING FEES AND SERVICES

RSM US. LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2015. Fees and expenses for services rendered by RSM in 2015 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm. RSM UK LLP, as approved by the Audit Committee, served as the accounting firm for the audit of our financial statements for our United Kingdom operations for the year ended December 31, 2014.

Fee Category	2015	2014
Audit Fees (1)	$914	$940
Tax Fees (2)	301	330
Foreign Audit Fees (3)	105	45
Audit Related Fees	—	—
Total	$1,320	$1,315

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

(3)            Consists of fees and expenses paid to RSM UK LLP for professional services rendered for the audit of our financial statements for our operations in the United Kingdom.

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

Exhibit No.	Description

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

10.7

Employment Agreement, dated as of April 1, 2011, by and between Community Choice Financial Inc. and Bridgette C. Roman, including Confidentiality, Non-Competition and Intellectual Property agreement, dated as of April 1, 2011, between Community Choice Financial Inc. and Bridgette C. Roman (incorporated by reference to Exhibit 10.8 to the Form S-4)*

10.8

Option Grant Award Agreement (2006 Management Equity Incentive Plan), dated as of June 4, 2007, between CheckSmart Financial Holdings Corp. and Kyle Hanson (incorporated by reference to Exhibit 10.9 to the Form S-4)*

10.9

Form Option Grant Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, with CheckSmart Financial Holdings Corp. (incorporated by reference to Exhibit 10.10 to the Form S-4)*

10.10

Option Grant Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, between CheckSmart Financial Holdings Corp. and Bridgette Roman (incorporated by reference to Exhibit 10.11 to the Form S-4)*

10.11

Stock Appreciation Right Award Agreement (2006 Management Equity Incentive Plan, as amended), dated as of December 31, 2008, between CheckSmart Financial Holdings Corp. and Chad Streff (incorporated by reference to Exhibit 10.12 to the Form S-4)*

10.12	2012 Executive Compensation, Benefit and Severance Program (incorporated by reference to Exhibit 10.13 to the Form S-4)*

10.13	Form Option Grant Award Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to the Form S-4)*

10.14	Form Restricted Stock Unit Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Form S-4)*

10.15

Amendment to Shareholders Agreement among Community Choice Financial Inc. and the Shareholders of Community Choice Financial Inc., effective as of April 20, 2012 (incorporated by reference to Exhibit 10.16 to the Form S-4)

Exhibit No.	Description

10.16	Community Choice Financial Inc. 2012 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 14, 2013)*

10.17

Software License Agreement and Software Support and Maintenance Agreement, dated as of June 26, 2013, by and between eCash Software Systems, Inc. and Community Choice Financial Inc.  (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 14, 2013)**

10.18

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

10.21	2013 Long Term Incentive Cash Program (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

10.22

First Amendment to Revolving Credit Agreement, dated as of March 27, 2015, by and among Community Choice Financial Inc., the subsidiary guarantors party thereto, the lenders party thereto and Ivy Funding Eleven, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 2, 2015)

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

2015 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 30, 2016.

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

/s/ H. Eugene Lockhart	/s/ Andrew Rush
H. Eugene Lockhart, Lead Director	Andrew Rush, Director

/s/ Lee Wright	/s/ Michael Langer
Lee Wright, Director	Michael Langer, Director

/s/ Felix Lo	/s/ Eugene Schutt
Felix Lo, Director	Eugene Schutt, Director

/s/ Mark Witkowski	/s/ Jennifer Adams Baldock
Mark Witkowski, Director	Jennifer Adams Baldock, Director

/s/ William E. Saunders, Jr.	/s/ Michael Durbin
William E. Saunders, Jr., Chairman/Chief Executive Officer	Michael Durbin, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Principal Accounting Officer)