Form 10-Q
period 2016-03-31
Community Choice Financial Inc.
filed 2016-05-12
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(614) 798-5900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐  No ☒

There is no market for the registrant’s equity. As of March 31, 2016, there were 7,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2016

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$108,659	$98,941
Restricted cash	3,460	3,460
Finance receivables, net of allowance for loan losses of $16,467 and $20,552	94,817	119,704
Short-term investments, certificates of deposit	400	1,115
Card related pre-funding and receivables	2,067	1,674
Other current assets	18,321	17,024
Total current assets	227,724	241,918
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,815 and $3,340	7,301	8,797
Property, leasehold improvements and equipment, net	41,390	46,085
Goodwill	146,877	152,568
Other intangible assets	1,482	1,913
Security deposits	2,564	3,098
Deferred tax asset, net	—	5,165
Total assets	$427,338	$459,544
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$27,149	$34,616
Money orders payable	8,338	11,233
Accrued interest	11,713	6,707
Current portion of capital lease obligation	1,421	1,567
Current portion of line of credit, net of deferred issuance costs	31,242	—
Current portion of related party Florida seller notes	—	10,097
Current portion of subsidiary notes payable, net of deferred issuance costs	42,177	211
Deferred revenue	4,608	3,154
Total current liabilities	126,648	67,585
Noncurrent Liabilities
Lease termination payable	1,023	1,322
Capital lease obligation	1,191	1,485
Stock repurchase obligation	—	3,130
Lines of credit, net of deferred issuance costs	5,468	26,625
Subsidiary notes payable, net of deferred issuance costs	917	35,506
Senior secured notes, net of deferred issuance costs	250,601	347,913
Deferred revenue	8,800	—
Deferred tax liability, net	848	—
Total liabilities	395,496	483,566
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,982 outstanding shares at March 31, 2016 and 8,982 outstanding shares at December 31, 2015	90	90
Additional paid-in capital	128,444	128,331
Retained deficit	(96,642)	(152,443)
Treasury Stock	(50)	—
Total stockholders’ equity (deficit)	31,842	(24,022)
Total liabilities and stockholders’ equity	$427,338	$459,544

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Finance receivable fees	$63,884	$82,619
Credit service Fees	22,103	27,387
Check cashing fees	13,355	17,177
Card fees	2,148	2,292
Other	6,067	6,959
Total revenues	107,557	136,434
Operating expenses:
Salaries and benefits	18,279	20,561
Provision for loan losses	26,475	39,910
Occupancy	6,660	7,577
Advertising and marketing	2,678	4,802
Depreciation and amortization	2,734	2,393
Other	12,612	14,044
Total operating expenses	69,438	89,287
Operating gross profit	38,119	47,147
Corporate and other expenses
Corporate expenses	21,585	20,809
Depreciation and amortization	1,209	1,415
Interest expense, net	11,463	14,208
Loss on sale of subsidiary	1,569	—
Gain on debt extinguishment	(62,852)	—
Total corporate and other expenses	(27,026)	36,432
Income from operations, before tax	65,145	10,715
Provision for income taxes	9,344	4,272
Net income	$55,801	$6,443

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2015	8,981,536	$90	$—	$128,331	$(152,443)	$(24,022)
Reacquired stock	(1,000,000)		(50)			(50)
Stock-based compensation expense	—	—	—	113	—	113
Net income	—	—	—	—	55,801	55,801
Balance, March 31, 2016	7,981,536	$90	$(50)	$128,444	$(96,642)	$31,842

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$55,801	$6,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,475	39,910
Loss on disposal of assets	50	16
Gain on debt extinguishment	(62,852)	—
Loss on sale of subsidiary	1,569	—
Depreciation	3,672	3,215
Amortization of note discount and deferred debt issuance costs	616	691
Amortization of intangibles	271	592
Deferred income taxes	6,013	5,163
Change in fair value of stock repurchase obligation	—	(10)
Stock-based compensation	113	258
Changes in assets and liabilities:
Short term investments	715	—
Card related pre-funding and receivables	(393)	439
Restricted cash	—	(2,090)
Other assets	(1,353)	2,906
Deferred revenue	10,254	(687)
Accrued interest	5,129	11,484
Money orders payable	(2,895)	4,577
Lease termination payable	(299)	—
Accounts payable and accrued expenses	(7,219)	(8,455)
Net cash provided by operating activities	35,667	64,452
Cash flows from investing activities
Net receivables originated	(6,349)	(16,582)
Net acquired assets, net of cash	—	(810)
Purchase of leasehold improvements and equipment	(1,739)	(5,954)
Net cash used in investing activities	(8,088)	(23,346)
Cash flows from financing activities
Repurchase of senior secured notes	(36,437)	—
Proceeds from subsidiary note	7,400	2,400
Payments on subsidiary note	(14)	(187)
Payments on related party Florida seller notes	—	(750)
Payments on capital lease obligations	(275)	(673)
Proceeds on lines of credit	10,000	26,700
Debt issuance costs	1,465	(842)
Net cash provided by (used in) financing activities	(17,861)	26,648
Net increase in cash and cash equivalents	9,718	67,754
Cash and cash equivalents:
Beginning	98,941	77,734
Ending	$108,659	$145,488

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011, under the laws of the State of Ohio. As of March 31, 2016, the Company owned and operated 479 retail locations in 15 states and is licensed to deliver similar financial services over the internet in 31 states. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2016. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2016.

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:  Certain amounts reported in the consolidated financial statements for the three months ended March 31, 2015, have been reclassified to conform to classifications presented in the consolidated financial statements for the three months ended March 31, 2016, without affecting the previously reported net income or stockholders’ equity.

Business segments:  FASB Accounting Standards Codification (“ASC”) Topic 280 Segment Reporting requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services and Internet financial services.

Revenue recognition:  Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its branches. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans’ original interest rates until the impaired loans are charged off or paid by the customer. Credit service organization (“CSO”) fees are recognized over the arranged credit service period.

Finance receivables:  Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 18.9% and 17.7% of short-term consumer loans at March 31, 2016 and December 31, 2015, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 13.4% and 13.7% of medium-term consumer loans at March 31, 2016, and December 31, 2015, respectively.

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

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are thirty days past due.

For medium term secured and unsecured consumer loans which have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are sixty days past due. For medium term secured and unsecured consumer loans which have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are ninety-one days past due.

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

Change in accounting principle: As of January 1, 2016, the Company adopted new guidance related to the presentation of deferred debt issuance costs in its balance sheet. Under the new guidance, deferred debt issuance costs are reported as a direct deduction from the carrying amount of the related debt. Previously, deferred debt issuance costs were presented as a noncurrent asset. The new presentation requirements have been applied retrospectively and amounts reported in the December 2015 consolidated balance sheet have been adjusted to apply the new guidance.  The change in accounting principle resulted in a reduction of noncurrent assets of $6,828, an increase in current assets of $13, a reduction of current liabilities of $3, and a reduction of noncurrent liabilities of $6,812 in the December 31, 2015 balance sheet.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at March 31, 2016, and December 31, 2015, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at March 31, 2016 and December 31, 2015 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of that reporting period.

The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	March 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$108,659	$108,659	1
Restricted cash	3,460	3,460	1
Finance receivables	102,118	102,118	3
Short-term investments, certificates of deposit	400	400	2
Financial liabilities:
10.75% Senior secured notes	241,927	107,658	1
12.75% Senior secured notes	12,500	6,599	2
Subsidiary Note payable	43,540	43,540	2
Lines of Credit	37,200	37,200	2

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$98,941	$98,941	1
Restricted cash	3,460	3,460	1
Finance receivables	128,501	128,501	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	328,716	77,248	1
12.75% Senior secured notes	25,000	9,063	2
Related party Florida seller notes	10,097	10,097	2
Subsidiary Note payable	36,154	36,154	2
Lines of Credit	27,200	27,200	2
Stock repurchase obligation	3,130	3,130	2

Treasury Stock:  Treasury stock is reported at cost and consists of 1,000 common shares at March 31, 2016. There were no shares held in treasury at December 31, 2015.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after March 31, 2016) through the issuance date of May 12, 2016.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at March 31, 2016, and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Short-term consumer loans	$57,910	$76,631
Medium-term consumer loans	65,138	78,665
Gross receivables	$123,048	$155,296
Unearned advance fees, net of deferred loan origination costs	(1,648)	(2,903)
Finance receivables before allowance for loan losses	121,400	152,393
Allowance for loan losses	(19,282)	(23,892)
Finance receivables, net	$102,118	$128,501

Finance receivables, net
Current portion	$94,817	$119,704
Non-current portion	7,301	8,797
Total finance receivables, net	$102,118	$128,501

Changes in the allowance for loan losses by product type for the three months ended March 31, 2016, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2016	Provision	Charge-Offs	Recoveries	3/31/2016	3/31/2016	of receivable
Short-term consumer loans	$3,676	$7,731	$(26,918)	$18,349	$2,838	$57,910	4.90%
Medium-term consumer loans	20,216	11,978	(17,980)	2,230	16,444	65,138	25.24%
	$23,892	$19,709	$(44,898)	$20,579	$19,282	$123,048	15.67%

The provision for loan losses for the three months ended March 31, 2016, also includes losses from returned items from check cashing of $1,565.

The provision for short-term consumer loans of $7,731 is net of debt sales of $417 for the three months ended March 31, 2016.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $356 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2016. For these loans evaluated for impairment, there were $377 payment defaults during the three months ended March 31, 2016. The troubled debt restructurings during the three months ended March 31, 2016 are subject to an allowance of $96 with a net carrying value of $288 at March 31, 2016.

Changes in the allowance for loan losses by product type for the three months ended March 31, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2015	Provision	Charge-Offs	Recoveries	3/31/2015	3/31/2015	of receivable
Short-term consumer loans	$5,141	$11,642	$(35,561)	$22,802	$4,024	$76,952	5.23%
Medium-term consumer loans	25,222	18,038	(24,186)	2,660	21,734	87,644	24.80%
	$30,363	$29,680	$(59,747)	$25,462	$25,758	$164,596	15.65%

The provision for loan losses for the three months ended March 31, 2015, also includes losses from returned items from check cashing of $2,256.

The provision for short-term consumer loans of $11,642 is net of debt sales of $631 for the three months ended March 31, 2015.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $504 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2015. For these loans evaluated for impairment, there were $1,252 payment defaults during the three months ended March 31, 2015. The troubled debt restructurings during the three months ended March 31, 2015 are subject to an allowance of $201 with a net carrying value of $470 at March 31, 2015.

The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months ended March 31, 2016, and 2015 were as follows:

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$2,610	$4,434
Provision for loan losses	5,201	7,974
Charge-offs, net	(5,595)	(9,305)
Balance, end of period	$2,216	$3,103

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $31,233 and $40,552 at March 31, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The provision for third party lender losses of $5,201 for the three months ended March 31, 2016 is net of debt sales of $352.

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

The aging of receivables at March 31, 2016, and December 31, 2015, are as follows:

	March 31, 2016		December 31, 2015
Current finance receivables	$110,330	89.7%	$138,346	89.1%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,144	0.9%	1,268	0.8%
Medium-term consumer loans	6,782	5.5%	9,433	6.1%
Total past due finance receivables (1 - 30 days)	7,926	6.4%	10,701	6.9%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,921	2.4%	3,225	2.1%
Total past due finance receivables (31 - 60 days)	2,921	2.4%	3,225	2.1%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,871	1.5%	3,024	1.9%
Total past due finance receivables (61 - 90 days)	1,871	1.5%	3,024	1.9%
Total delinquent	12,718	10.3%	16,950	10.9%
	$123,048	100.0%	$155,296	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. The $788 and $140, respectively, in hardware and services for the three months ended March 31, 2016 and 2015 were provided to the Company by the vendor at a reduced rate. If the Company were to source the services from another vendor, the overall cost of the services would likely increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended March 31, 2016, and 2015 were $138 and $81, respectively.

There were no additional significant new, or changes to existing, related party transactions during the three months ended March 31, 2016.

Note 4. Goodwill and Other Intangible Assets

The Company performed a goodwill impairment test for the Retail services segment as required when a portion of a segment is sold. See the Sale of Subsidiary described in Note 10. The test resulted in no impairment of goodwill as of February 1, 2016.

Intangible amortization expense for the three months ended March 31, 2016, and 2015 were $271 and $592, respectively. There were no additional significant changes to goodwill and other intangible assets during the three months ended March 31, 2016.

Note 5. Pledged Assets and Debt

Lines of credit at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC’s assets	$5,500	$32	$5,468	$—	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Guarantor Company assets	31,700	458	31,242	27,200	575	26,625
	37,200	490	36,710	27,200	575	26,625
Less current maturities	31,700	458	31,242	—	—	—
Long-term portion	$5,500	$32	$5,468	$27,200	$575	$26,625

The deferred issuance costs of $13 were greater than the carrying value of the $7,000 Revolving credit facility as of December 31, 2015 and is included in Other Current Assets on the Consolidated Balance Sheet.

The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR was 0.44% and 0.24% at March 31, 2016 and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at March 31, 2016 and December 31, 2015, respectively.

Senior secured notes payable at March 31, 2016, and December 31, 2015, consisted of the following:

	March 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$241,927	$3,545	$238,382	$328,716	$5,207	$323,509
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	281	12,219	25,000	596	24,404
	254,427	3,826	250,601	353,716	5,803	347,913
Less current maturities	—	—	—	—	—	—
Long-term portion	$254,427	$3,826	$250,601	$353,716	$5,803	$347,913

For the three months ended March 31, 2016, the Company repurchased $99,289 of our senior secured notes resulting in a $62,852 gain on debt extinguishment. The Company may continue to repurchase its outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, or otherwise and any such repurchases may be material.

Non-guarantor notes payable at March 31, 2016, and December 31, 2015, consisted of the following related party Florida seller notes:

	March 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance
	Principal	Costs	Principal	Principal	Costs	Principal
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$—	$—	$—	$7,905	$—	$7,905
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	—	—	—	2,192	—	2,192
	—	—	—	10,097	—	10,097
Less current maturities	—	—	—	10,097	—	10,097
Long-term portion	$—	$—	$—	$—	$—	$—

As part of the consideration of the Company’s sale of its Buckeye Check Cashing of Florida II subsidiary on January 31, 2016, the Company was released from its liability for the two previously outstanding non-guarantor notes payable totaling $10,097. The notes were incurred in connection with the Company’s initial acquisition of this entity.

Subsidiary notes payable at March 31, 2016, and December 31, 2015, consisted of the following:

	March 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$35,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2017	$35,000	$289	$34,711	$35,000	$425	$34,575
$7,400 Note, secured, 18.5%, collateralized by acquired loans, due December 2016	7,400	146	7,254	—	—	—
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	981	11	970	995	12	983
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016	159	—	159	159	—	159
	43,540	446	43,094	36,154	437	35,717
Less current maturities	42,615	438	42,177	214	3	211
Long-term portion	$925	$8	$917	$35,940	$434	$35,506

The proceeds from the $7,400 subsidiary note will be used by a non-guarantor subsidiary for consumer loan acquisitions from guarantor subsidiaries.

There were no additional significant changes to pledged assets or debt during the three months ended March 31, 2016.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2016, and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$1,995	$4,403
Accrued payroll and compensated absences	6,473	7,673
Wire transfers payable	1,587	1,795
Accrual for third-party losses	2,216	2,610
Unearned CSO Fees	3,607	4,990
Deferred rent	1,046	1,229
Bill payment	1,428	4,611
Lease termination	1,106	1,180
Federal and state tax	3,128	—
Other	4,563	6,125
	$27,149	$34,616

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $7,054 and $7,909 for the three months ended March 31, 2016, and 2015, respectively.

There were no additional significant changes to operating and capital lease commitments during the three months ended March 31, 2016.

Note 8. Concentrations of Credit Risks

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

The following table summarizes the allocation of the portfolio balance by state at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$13,738	11.2%	$16,375	10.6%
Arizona	10,987	8.9	14,137	9.1
California	49,086	39.9	56,586	36.4
Florida	1,799	1.5	8,052	5.2
Virginia	11,796	9.6	14,726	9.4
Other retail segment states	20,497	16.6	25,412	16.4
Other internet segment states	15,145	12.3	20,008	12.9
Total	$123,048	100.0%	$155,296	100.0%

The other retail segment states are: Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oregon, Tennessee, and Utah.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

In certain markets, the Company offers a CSO product to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $31,233 and $40,552 at March 31, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Sale of Subsidiary

On February 1, 2016, Buckeye Check Cashing of Florida, Inc., a wholly-owned subsidiary of CCFI, completed the sale of the membership interests of Buckeye Check Cashing of Florida II, LLC (“Florida II”) to Buckeye Check Cashing of Florida III, LLC (“Buyer”).  Florida II most recently operated 43 stores in the South Florida market and was part of the Company’s Retail financial service operating segment.  Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

The consideration for the sale of Florida II included the following:

•                  1,000,000 shares of common stock of the Company held by Check Cashing USA Holdings, Inc., an affiliate of the Buyer, have been assigned to the Company and recorded as treasury stock of $50. In addition, stock repurchase rights associated with the shares have also been cancelled, resulting in the elimination of a stock repurchase obligation of $3,130.

•                  The Company was released from liability for two promissory notes totaling $10,112 that were incurred in connection with the Company’s original acquisition of Florida II (the “related party Florida seller notes”).

In connection with the sale, the Company has also provided the Buyer with a short-term $6,000 line of credit, substantially all of which was drawn by the Buyer as part of, or concurrent with, the sale. As a result of uncertainties associated with repayment of the line of credit, the Company also recognized a $3,000 loan loss reserve that has been included in the loss on sale of Florida II.

The Company recognized a pre-tax loss of $1,569 on the sale of Florida II, including the goodwill of $5,691 allocated to the Florida II transaction based on relative fair value. The difference between the pre-tax loss of $1,569 and tax loss of $24,062 on the sale of Florida II reflects the difference in GAAP and tax treatment of goodwill associated with an individual acquisition.

Note 11. Stock Based Compensation

Stock-based compensation costs for the three months ended March 31, 2016 and 2015, were $113 and $258, respectively. As of March 31, 2016 and 2015, unrecognized stock-based compensation costs to be recognized over future periods approximated $825 and $1,274, respectively. At March 31, 2016, the remaining unrecognized compensation expense was $726 for certain awards that vest solely upon a change in control and $99 for certain awards that vest either over the requisite service period or a change in control. The remaining weighted-average period for the awards that vest solely upon a change in control cannot be determined because they vest upon an event not within the Company’s control. The remaining unrecognized compensation expense of $825 is expected to be recognized over a weighted-average period of 0.7 years. The total income tax benefit recognized in the consolidated statements of operations for the stock-based compensation arrangements was $45 and $103 for the three months ended March 31, 2016 and 2015, respectively.

There were no significant stock option, restricted stock unit, or stock appreciation right activities during the three months ended March 31, 2016.

Note 12. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended March 31, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$356,127		$71,211		$—	$427,338
Goodwill	146,877		—		—	146,877
Other Intangible Assets	348		1,134		—	1,482
Total Revenues	$81,369	100.0%	$26,188	100.0%	$—	$107,557	100.0%
Provision for Loan Losses	12,565	15.4%	13,910	53.1%	—	26,475	24.6%
Other Operating Expenses	38,738	47.6%	4,225	16.1%	—	42,963	40.0%
Operating Gross Profit	30,066	37.0%	8,053	30.8%	—	38,119	35.4%
Interest Expense, net	7,314	9.0%	4,149	15.8%	—	11,463	10.7%
Depreciation and Amortization	967	1.2%	242	0.9%	—	1,209	1.1%
Loss on Sale of Subsidiary	1,569	1.9%	—	—	—	1,569	1.5%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(58.4)%
Other Corporate Expenses (a)	—	—	—	—	21,585	21,585	20.1%
Income from Operations, before tax	20,216	24.8%	3,662	14.0%	41,267	65,145	60.6%

(a) Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended March 31, 2016.

	As of and for the three months ended March 31, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$534,326		$76,491		$—	$610,817
Goodwill	222,233		—		—	222,233
Other Intangible Assets	1,408		1,680		—	3,088
Total Revenues	$103,382	100.0%	$33,052	100.0%	$—	$136,434	100.0%
Provision for Loan Losses	21,484	20.8%	18,426	55.7%	—	39,910	29.2%
Other Operating Expenses	44,057	42.6%	5,320	16.1%	—	49,377	36.2%
Operating Gross Profit	37,841	36.6%	9,306	28.2%	—	47,147	34.6%
Interest Expense, net	9,292	9.0%	4,916	14.9%	—	14,208	10.4%
Depreciation and Amortization	1,131	1.1%	284	0.9%	—	1,415	1.0%
Other Corporate Expenses (a)	—	—	—	—	20,809	20,809	15.3%
Income (loss) from Operations, before tax	27,418	26.5%	4,106	12.4%	(20,809)	10,715	7.9%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $570 for the three months ended March 31, 2015, have been eliminated.

Note 13. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective rate change is related to permanent differences between book and tax. The Company had no liability recorded for unrecognized tax benefits at March 31, 2016 or December 31, 2015.

At March 31, 2016, the Company had gross deferred tax assets of $29,609 and a net deferred tax liability of $848. At December 31, 2015, the Company had gross deferred tax assets of $46,441 and a net deferred tax asset of $1,565. A valuation allowance of $29,609 and $41,276 was recognized at March 31, 2016 and December 31, 2015, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. In addition, the Company’s projections of future taxable income are expected to result in the realization of the remaining deferred tax assets. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

The Internal Revenue Service is currently examining the Company’s 2013 and 2014 federal income tax returns.

Note 14. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of March 31, 2016, and December 31, 2015, the outstanding amount of active consumer loans, which was the Company’s maximum exposure, was $31,233 and $40,552, respectively, which were guaranteed by the Company. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $2,216 and $2,610 as of March 31, 2016 and December 31, 2015, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

The Company provided a $6,000 temporary line of credit to the Buyer of Florida II as part of the consideration. The line of credit is a form of subordinated financial support that represents a variable interest in Florida II. The Company does not have the power to direct of the activities that most significantly impact the performance of Florida II, therefore, the Company has determined that it is not the primary beneficiary of Florida II and will not consolidated Florida II.

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

As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided Insight Capital, LLC is secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Note 16. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of March 31, 2016, and December 31, 2015, and for the three months ended March 31, 2016, and 2015, for the subsidiaries of the Company that serve as guarantors of the 2019 Notes and the 2020 Notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Buckeye Check Cashing of Florida II, LLC, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and was sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules. Buckeye Check Cashing of Florida II is not included in the March 31, 2016 Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

The supplemental guarantor information required by GAAP distinguishes between non-guarantor and guarantor financial information based on the legal entities and the guarantor requirements contained in the indentures governing the 2019 Notes, 2020 Notes, and the Company’s Revolving credit agreement.  ASC 350-20, Intangibles — Goodwill and Other, however, requires that goodwill be allocated to reporting units irrespective of which legal entity the goodwill is associated with.  When a portion of a reporting unit is sold, goodwill is allocated to the business disposed of based on the relative fair values of the business sold and the retained portion of the reporting unit. The sale of Florida II results in a reduction of goodwill of $5,691 for the Company’s Retail services segment, with the remaining goodwill of approximately $25,344 allocated to Florida II’s guarantor parent. The book loss on the sale of Florida II is $1,569 whereas the tax loss on the sale of Florida II is $24,062. For tax purposes, all of the goodwill associated with the original Florida II acquisition is written off, which reflects the difference in the book and tax treatment of goodwill associated with an individual acquisition.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

March 31, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$78,929	$29,730	$—	$108,659
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	71,511	23,306	—	94,817
Short-term investments, certificates of deposit	—	400	—	—	400
Card related pre-funding and receivables	—	2,067	—	—	2,067
Other current assets	—	25,953	2,380	(10,012)	18,321
Total current assets	—	182,320	55,416	(10,012)	227,724
Noncurrent Assets
Investment in Subsidiaries	353,808	—	—	(353,808)	—
Finance receivables, net	—	7,301	—	—	7,301
Leasehold improvements and equipment, net	—	41,390	—	—	41,390
Goodwill	—	146,877	—	—	146,877
Other intangible assets	—	1,482	—	—	1,482
Security deposits	—	2,564	—	—	2,564
Total assets	$353,808	$381,934	$55,416	$(363,820)	$427,338
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$29,536	$(67)	$(2,320)	$27,149
Money orders payable	—	8,338	—	—	8,338
Accrued interest	11,500	37	2,015	(1,839)	11,713
Current portion of capital lease obligation	—	1,421	—	—	1,421
Current portion of lines of credit	31,242	—	—		31,242
Current portion of subsidiary note payable	—	212	41,965	—	42,177
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	4,608	—	—	4,608
Total current liabilities	42,742	44,152	49,766	(10,012)	126,648
Noncurrent Liabilities
Accrued liabilities	—	—	—	—	—
Lease termination payable	—	1,023	—	—	1,023
Capital lease obligation	—	1,191	—	—	1,191
Stock repurchase obligation	—	—	—	—	—
Lines of credit	—	5,468	—	—	5,468
Subsidiary note payable	—	917	—	—	917
Senior secured notes	250,601	—	—	—	250,601
Deferred Revenue	—	8,800	—	—	8,800
Deferred tax liability, net	—	848	—	—	848
Total liabilities	293,343	62,399	49,766	(10,012)	395,496
Stockholders’ Equity	60,465	319,535	5,650	(353,808)	31,842
Total liabilities and stockholders’ equity	$353,808	$381,934	$55,416	$(363,820)	$427,338

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$69,986	$28,955	$—	$98,941
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	96,088	23,616	—	119,704
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,674	—	—	1,674
Other current assets	—	33,292	2,661	(18,929)	17,024
Total current assets	—	205,615	55,232	(18,929)	241,918
Noncurrent Assets
Investment in Subsidiaries	378,548	17,156	—	(395,704)	—
Finance receivables, net	—	8,797	—	—	8,797
Leasehold improvements and equipment, net	—	43,300	2,785	—	46,085
Goodwill	—	121,533	31,035	—	152,568
Other intangible assets	—	1,748	165	—	1,913
Security deposits	—	2,943	155	—	3,098
Deferred tax asset, net	—	5,165	—	—	5,165
Total assets	$378,548	$406,257	$89,372	$(414,633)	$459,544
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$35,612	$11,012	$(12,008)	$34,616
Money orders payable	—	10,486	747	—	11,233
Accrued interest	6,420	6	1,849	(1,568)	6,707
Current portion of capital lease obligation	—	1,447	120	—	1,567
Current portion of related party Florida seller notes	—	—	10,097	—	10,097
Current portion of subsidiary note payable	—	211	—	—	211
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,154	—	—	3,154
Total current liabilities	6,420	50,916	29,178	(18,929)	67,585
Noncurrent Liabilities
Accrued liabilities	—	—	—	—	—
Lease termination payable	—	1,266	56	—	1,322
Capital lease obligation	—	1,430	55	—	1,485
Stock repurchase obligation	—	—	3,130	—	3,130
Lines of credit	26,625	—	—	—	26,625
Subsidiary note payable	—	931	34,575	—	35,506
Senior secured notes	347,913	—	—	—	347,913
Total liabilities	380,958	54,543	66,994	(18,929)	483,566
Stockholders’ Equity (Deficit)	(2,410)	351,714	22,378	(395,704)	(24,022)
Total liabilities and stockholders’ equity	$378,548	$406,257	$89,372	$(414,633)	$459,544

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March 31, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$49,887	$13,997	$—	$63,884
Credit service fees	—	22,103	—	—	22,103
Check cashing fees	—	12,810	545	—	13,355
Card fees	—	2,110	38	—	2,148
Dividend	—	3,000	—	(3,000)	—
Other	—	6,157	191	(281)	6,067
Total revenues	—	96,067	14,771	(3,281)	107,557

Operating expenses:
Salaries and benefits	—	17,666	613	—	18,279
Provision for loan losses	—	19,851	6,624	—	26,475
Occupancy	—	6,420	251	(11)	6,660
Advertising and marketing	—	2,674	4	—	2,678
Depreciation and amortization	—	2,656	78	—	2,734
Other	—	12,123	489	—	12,612
Total operating expenses	—	61,390	8,059	(11)	69,438
Operating gross profit	—	34,677	6,712	(3,270)	38,119

Corporate expenses	—	21,336	249	—	21,585
Intercompany management fee	—	(683)	683	—	—
Depreciation and amortization	—	1,201	8	—	1,209
Interest expense, net	9,473	228	2,032	(270)	11,463
Interest expense allocation	(9,473)	9,473	—	—	—
Loss on sale of subsidiary	—	1,569	—	—	1,569
Gain on debt extinguishment	(62,852)	—	—	—	(62,852)
Total corporate and other expenses	(62,852)	33,124	2,972	(270)	(27,026)
Income before income taxes	62,852	1,553	3,740	(3,000)	65,145
Provision for income taxes	9,015	223	536	(430)	9,344
Net income	$53,837	$1,330	$3,204	$(2,570)	$55,801

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$63,479	$19,140	$—	$82,619
Credit service fees	—	27,387	—	—	27,387
Check cashing fees	—	15,973	3,663	(2,459)	17,177
Card fees	—	2,154	138	—	2,292
Dividend	—	3,000	—	(3,000)	—
Other	—	10,002	819	(3,862)	6,959
Total revenues	—	121,995	23,760	(9,321)	136,434

Operating expenses:
Salaries and benefits	—	18,859	1,702	—	20,561
Provision for loan losses	—	31,950	7,960	—	39,910
Occupancy	—	6,643	934	—	7,577
Advertising and marketing	—	5,142	200	(540)	4,802
Depreciation and amortization	—	2,169	224	—	2,393
Other	—	15,498	1,005	(2,459)	14,044
Total operating expenses	—	80,261	12,025	(2,999)	89,287
Operating gross profit	—	41,734	11,735	(6,322)	47,147

Corporate expenses	—	20,375	492	(58)	20,809
Intercompany management fee	—	(898)	898	—	—
Depreciation and amortization	—	1,205	210	—	1,415
Interest expense, net	12,174	130	2,168	(264)	14,208
Interest expense allocation	(12,174)	12,174	—	—	—
Total corporate and other expenses	—	32,986	3,768	(322)	36,432
Income before income taxes	—	8,748	7,967	(6,000)	10,715
Provision for income taxes	—	3,488	3,176	(2,392)	4,272
Net income	$—	$5,260	$4,791	$(3,608)	$6,443

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$30,283	$(2,101)	$7,485	$35,667
Cash flows from investing activities
Net receivables originated	—	6,098	(12,447)	(6,349)
Purchase of leasehold improvements and equipment	—	(1,739)	—	(1,739)
Net cash provided by (used in) investing activities	—	4,359	(12,447)	(8,088)
Cash flows from financing activities
Repurchase of senior secured notes	(36,437)	—	—	(36,437)
Proceeds from subsidiary note	—	—	7,400	7,400
Payments on subsidiary note	—	(14)	—	(14)
Proceeds on CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations	—	(265)	(10)	(275)
Proceeds on lines of credit	4,500	5,500	—	10,000
Debt issuance costs	1,654	(25)	(164)	1,465
Net cash provided by (used in) financing activities	(30,283)	4,696	7,726	(17,861)
Net increase in cash and cash equivalents	—	6,954	2,764	9,718
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$76,940	$31,719	$108,659

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$12,047	$34,487	$17,918	$64,452
Cash flows from investing activities
Net receivables originated	—	(14,873)	(1,709)	(16,582)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(5,563)	(391)	(5,954)
Net cash used in investing activities	—	(21,246)	(2,100)	(23,346)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(187)	—	(187)
Payments on related party Florida seller notes	—	—	(750)	(750)
Payments on capital lease obligations, net	—	(646)	(27)	(673)
Proceeds from lines of credit	26,700	—	—	26,700
Intercompany activities	(37,153)	37,153	—	—
Debt issuance costs	(816)	(26)	—	(842)
Net cash provided by (used in) financing activities	(11,269)	36,294	1,623	26,648
Net increase in cash and cash equivalents	778	49,535	17,441	67,754
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$778	$112,907	$31,803	$145,488

Note 17. Subsequent Events

In April 2016, the Company amended the amount of the $7,400 subsidiary note to $8,100 with the terms and maturity remaining the same.

On May 11, 2016, the Compensation Committee (the “Committee”) of our Board of Directors (the “Board”) took the following compensation actions:

•                  approved cancelling and re-granting with a lower exercise price of $2.25 per share the following stock options previously granted to our named executive officers: (1) Mr. William E. Saunders, Jr., our Chief Executive Officer: (A) fully-vested options for 175,008 shares originally granted on December 1, 2008 with an exercise price of $6.00 per share; (B) fully-vested options for 86,454 shares originally granted on February 13, 2012 with an exercise price of $8.40 per share; and (C) fully-vested options for 75,000 shares originally granted on May 20, 2013 with an exercise price of $8.40 per share; (2) Mr. Kyle F. Hanson, our President: (A) 60%-vested options for 20,484 shares originally granted on June 4, 2007 with an exercise price of $8.40 per share; (B) fully-vested options for 75,000 shares originally granted on December 1, 2008 with an exercise price of $6.00 per share; (C) fully-vested options for 60,162 shares originally granted on February 13, 2012 with an exercise price of $8.40 per share; and (D) fully-vested options for 100,000 shares originally granted on May 20, 2013 with an exercise price of $8.40 per share; (3) Mr. Michael J. Durbin, our Chief Financial Officer: fully-vested options for 31,962 shares originally granted on February 13, 2012 with an exercise price of $8.40 per share; and (4) Ms. Bridgette C. Roman, our General Counsel: (A) fully-vested options for 35,070 shares originally granted on February 13, 2012 with an exercise price of $8.40 per share; and (B) fully-vested options for 125,000 shares originally granted on May 20, 2013 with an exercise price of $8.40 per share.  The Committee determined that the fair market value of a share of our common stock was $2.25 per share as of May 11, 2016;

•                  approved cancelling the following stock options previously granted to our named executive officers: (1) Mr. Saunders, Jr.: unvested options for 175,008 shares originally granted on December 1, 2008 with an exercise price of $6.00 per share; (2) Mr. Hanson: unvested options for 75,000 shares originally granted on December 1, 2008 with an exercise price of $6.00 per share; and (3) Ms. Roman: unvested options for 12,000 shares originally granted on December 1, 2008 with an exercise price of $6.00 per share; and

•                  approved the following new vested stock option grants to the following named executive officers pursuant to our 2011 Management Equity Incentive Plan, as amended (the “Plan”): (1) Mr. Hanson: options for 81,972 shares; and (2) Mr. Durbin: options for 252,600 shares.  These option awards have a grant date of May 11, 2016 and an exercise price of $2.25 per share.  The new stock option awards will otherwise be subject to the terms and conditions as set forth in the applicable form stock option award agreement under the Plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of Community Choice Financial Inc’s financial condition and results of operations. References to “CCFI”, “the company”, “us”, “we”, “our” and “ours” refer to Community Choice Financial Inc, together with its subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected revenues, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “-Factors Affecting Our Results of Operations—Recent Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers with high-quality service and immediate access to retail financial services at competitive rates and through the channel most convenient for our customers. As of March 31, 2016, we operated 479 retail locations across 15 states and were licensed in 31 states via the internet.

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

Factors Affecting Our Results of Operations

Sale of Subsidiary

On February 1, 2016, Buckeye Check Cashing of Florida, Inc., a wholly-owned subsidiary of the Company, completed the sale of the membership interests of Buckeye Check Cashing of Florida II, LLC (“Florida II”) to Buckeye Check Cashing of Florida III, LLC (“Buyer”). Florida II operated 43 stores in the South Florida market at the transaction date and was part of the Company’s Retail financial service operating segment. Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

In connection with the sale, the Company has also provided the Buyer with a short-term $6.0 million line of credit, substantially all of which was drawn by the Buyer as part of, or concurrent with, the sale. As a result of uncertainties associated with repayment of the line of credit, the Company also recognized a $3.0 million loan loss reserve that has been included in the loss on sale of Florida II.

Retail Platform

During the three months ended March 31, 2016, the Company closed three retail locations and sold forty three retail locations.  These retail locations had direct costs of $15.0 million for the prior twelve months.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2015, and the three months ended March 31, 2016.

		Three Months
	Year Ended	Ended
	December 31	March 31,
	2015	2016
# of Locations
Beginning of Period	530	525
Opened	31	—
Closed	36	3
Sold	—	43
End of Period	525	479

Number of states served by our internet operations	30	31

The following table provides the geographic composition of our physical locations as of December 31, 2015, and March 31, 2016:

	December 31	March 31
	2015	2016
Alabama	42	42
Arizona	33	33
California	149	147
Florida	61	18
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	15	15
Michigan	14	14
Missouri	7	7
Ohio	95	94
Oregon	2	2
Tennessee	27	27
Utah	10	10
Virginia	32	32
	525	479

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

Changes in Legislation

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. The CFPB has expressed its intention to publish proposed rules in 2016, which we would expect to become final in late 2016 and effective in 2017.

Product Characteristics and Mix

As the Company expands its product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. The shift to a CSO program in certain markets has reduced our portfolios and may result in changes to the accrual for third party lender losses. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing extends the customer relationship and increases our revenues associated with the Insight prepaid card.

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

Recent Strategic Initiatives

The CFPB previously announced that it will release proposed rules that will affect our loan products. Based on the CFPB’s anticipated release date for the proposed rules, we expect them to be final in 2016 and effective in 2017. In anticipation of the effectiveness of these rules, the Company enacted several strategic initiatives during the second half of 2015. These strategic initiatives include a reduction in new retail location openings and consolidation of underperforming retail locations, along with a heightened focus on expense and portfolio rationalization. Operating labor costs decreased as a result of the retail consolidation, workforce reductions, and reduced operating hours. The Company also slowed the growth of its portfolios during the second half of 2015. Through the first quarter of 2016, we continued to see improving trends in portfolio performance. We expect that benefits from these strategic initiatives undertaken may be more fully realized in subsequent quarters.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, goodwill, stock based compensation, and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 17.7% and 18.9% of short-term consumer loans at December 31, 2015 and March 31, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environments where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 13.7% and 13.4% of medium-term consumer loans at December 31, 2015, and March 31, 2016, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2015, and March 31, 2016, were $128.5 million and $102.1 million, respectively. The allowance for loan losses as of December 31, 2015, and March 31, 2016, were $23.9 million and $19.3 million, respectively. At December 31, 2015, and March 31, 2016, the allowance for loan losses was 15.7% and 15.9%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

Finance receivables, net as of December 31, 2015, and March 31 2016, are as follows (in thousands):

	December 31,	March 31,
	2015	2016
Finance receivables, net of unearned advance fees	$152,393	$121,400
Less: Allowance for loan losses	23,892	19,282
Finance receivables, net	$128,501	$102,118

The total changes to the allowance for loan losses for the three months ended March 31, 2015 and 2016, were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2016
Allowance for loan losses
Beginning of period	$30,363	$23,892
Provisions for finance receivable losses	29,680	19,709
Charge-offs, net	(34,285)	(24,319)
End of period	$25,758	$19,282
Allowance as percentage of finance receivables, net of unearned advance fees	15.9%	15.9%

The provision for loan losses for the three months ended March 31, 2015, and 2016 includes losses from returned items from check cashing of $2.3 million and $1.6 million, respectively, and third party lender losses of $8.0 million and $5.2 million, respectively.

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

The Company performed a goodwill impairment test for the Retail services segment as required when a portion of a segment is sold. See the Sale of Subsidiary described in Note 10. The test resulted in no impairment of goodwill as of February 1, 2016.

There was no impairment loss charged to operations for goodwill for Retail financial services during the three months ended March 31, 2015.

Income Taxes

We record income taxes as applicable under generally accepted accounting standards. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized.

As of December 31, 2015, the Company recorded a partial valuation allowance on its existing deferred tax assets as it was more likely than not that approximately $8.2 million of deferred tax assets would be realized in the first quarter of 2016. Based on pre-tax income of $65.1 million for the three months ended March 31, 2016 and the reversal of temporary items, the Company has support to realize more than the $8.2 million of deferred tax assets.  As a result, the Company released approximately $11.7 million of valuation allowance as of March 31, 2016 for realization of deferred tax assets on which a valuation allowance was placed at December 31, 2015.  After reversing $8.2 million of deferred tax assets, the Company has a remaining deferred tax liability of $0.8 million as of March 31, 2016.

Primarily as a result of the acquisition of CheckSmart (our predecessor in 2006) and California Check Cashing Stores (which we acquired in 2011), by their respective private equity sponsors at the time, we benefit from the tax amortization of the goodwill resulting from those transactions. For tax purposes this goodwill amortizes over a 15-year period from the date of the acquisitions. We expect the goodwill amortization of $24.9 million to result in future tax savings of approximately $10.0 million at the expected combined rate of 40%. Under GAAP, our income tax expense for accounting purposes, however, does not reflect the impact of this deduction for the amortization of goodwill. This difference between our cash tax expense and our accrued income tax expense results in the creation of deferred income tax items on our balance sheet.

The Internal Revenue Service is currently examining the Company’s 2013 and 2014 federal income tax returns.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 16 to the unaudited financial statements for the three months ended March 31, 2016, we had six non-guarantor subsidiaries. As of March 31, 2016, of the entities classified as “Non-Guarantor Subsidiaries”, Buckeye Check Cashing of Florida II, LLC, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of March 31, 2016 and December 31, 2015, these unrestricted subsidiaries had total assets of $55.4 million and $89.4 million and total liabilities of $49.8 million and $67.0 million, respectively. For the three months ended March 31, 2016 and 2015, they had total revenues of $14.7 million and $23.8 million, total operating expenses of $8.1 million and $12.0 million, and income before income taxes of $3.7 million and $8.0 million, respectively.

Buckeye Check Cashing of Florida II is not included in the March 31, 2016 Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for the three months ended March 31, 2015 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Total Revenues	$136,434	$107,557	$(28,877)	(21.2)%	100.0%	100.0%
Operating Expenses
Salaries and benefits	20,561	18,279	(2,282)	(11.1)%	15.1%	17.0%
Provision for losses	39,910	26,475	(13,435)	(33.7)%	29.3%	24.6%
Occupancy	7,577	6,660	(917)	(12.1)%	5.6%	6.2%
Advertising and marketing	4,802	2,678	(2,124)	(44.2)%	3.5%	2.5%
Depreciation and amortization	2,393	2,734	341	14.2%	1.8%	2.5%
Other operating expenses	14,044	12,612	(1,432)	(10.2)%	10.3%	11.8%
Total Operating Expenses	89,287	69,438	(19,849)	(22.2)%	65.4%	64.6%
Income from Operations	47,147	38,119	(9,028)	(19.1)%	34.6%	35.4%
Corporate and other expenses
Corporate expenses	20,532	21,404	872	4.2%	15.1%	19.9%
Depreciation and amortization	1,415	1,209	(206)	(14.6)%	1.0%	1.1%
Interest expense, net	14,208	11,463	(2,745)	(19.3)%	10.4%	10.7%
Loss on sale of subsidiary	—	1,569	1,569	100.0%	0.0%	1.5%
Gain on Debt Extinguishment	—	(62,852)	(62,852)	(100.0)%	0.0%	(58.4)%
Income tax expense	4,272	9,344	5,072	118.7%	3.1%	8.6%
Total corporate and other expenses	40,427	(17,863)	(58,290)	(144.2)%	29.6%	(16.6)%
Net income before management fee	6,720	55,982	49,262	733.1%	4.9%	52.0%
Sponsor Management Fee	277	181	(96)	(34.7)%	0.2%	0.2%
Net Income	$6,443	$55,801	$49,358	766.1%	4.7%	51.8%

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$350,676	$267,498
Number of loan transactions (in thousands)	878	712
Average new loan size	$399	$376
Average fee per new loan	$51.61	$50.98
Loan loss provision	$11,642	$7,731
Loan loss provision as a percentage of loan volume	3.3%	2.9%
Secured loans as percentage of total at March 31st	17.8%	18.9%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$87,644	$65,138
Number of loans outstanding	64,611	53,155
Average balance outstanding	$1,356	$1,225
Weighted average monthly percentage rate	16.7%	16.9%
Allowance as a percentage of finance receivables	24.8%	25.2%
Loan loss provision	$18,038	$11,978
Secured loans as percentage of total at March 31st	14.2%	13.4%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$676,818	$564,098
Number of checks cashed (in thousands)	1,072	1,030
Face amount of average check	$631	$548
Average fee per check	$16.02	$12.97
Returned check expense	$2,256	$1,565
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$45,304	$36,307	$(8,997)	(19.9)%	33.1%	33.8%
Medium-term Consumer Loan Fees and Interest	37,315	27,577	(9,738)	(26.1)%	27.4%	25.6%
Credit Service Fees	27,387	22,103	(5,284)	(19.3)%	20.1%	20.6%
Check Cashing Fees	17,177	13,355	(3,822)	(22.3)%	12.6%	12.4%
Prepaid Debit Card Services	2,292	2,148	(144)	(6.3)%	1.7%	2.0%
Other Income	6,959	6,067	(892)	(12.8)%	5.1%	5.6%
Total Revenue	$136,434	$107,557	$(28,877)	(21.2)%	100.0%	100.0%

For the three months ended March 31, 2016, total revenue decreased by $28.9 million, or 21.2%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance in response to more restrictive underwriting standards, the consolidation of underperforming stores, and the sale of Florida II.

Revenue from short-term consumer loan fees and interest for the three months ended March 31, 2016, decreased $9.0 million, or 19.9%, compared to the same period in 2015. The decrease is primarily due to the consolidation of underperforming retail locations during 2015 and the sale of Florida II in the first quarter of 2016.

Revenue from medium-term consumer loans for the three months ended March 31, 2016, decreased $9.7 million, or 26.1%, compared to the same period in 2015. The decrease is primarily due to the expansion of the internet installment portfolio during the first quarter of 2015 and a heightened focus on portfolio performance during the remainder of the year and through the first quarter of 2016.

Revenue from credit service fees for the three months ended March 31, 2016, decreased $5.3 million, or 19.3%, compared to the same period in 2015. Credit service fee revenue decreased as a result of a strategic shift towards portfolio performance during the second half of 2015 and in the first quarter of 2016.

Revenue from check cashing fees for the three months ended March 31, 2016, decreased $3.8 million, or 22.3%, compared to the same period in 2015. The decrease is primarily due to the consolidation of underperforming retail locations during 2015 and the sale of Florida II in the first quarter of 2016.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$20,561	$18,279	$(2,282)	(11.1)%	15.1%	17.0%
Provision for Loan Losses	39,910	26,475	(13,435)	(33.7)%	29.3%	24.6%
Occupancy	7,577	6,660	(917)	(12.1)%	5.6%	6.2%
Depreciation & Amortization	2,393	2,734	341	14.2%	1.8%	2.5%
Advertising & Marketing	4,802	2,678	(2,124)	(44.2)%	3.5%	2.5%
Bank Charges	1,473	1,377	(96)	(6.5)%	1.1%	1.3%
Store Supplies	800	538	(262)	(32.8)%	0.6%	0.5%
Collection Expenses	844	771	(73)	(8.6)%	0.6%	0.7%
Telecommunications	1,678	1,983	305	18.2%	1.2%	1.8%
Security	675	495	(180)	(26.7)%	0.5%	0.5%
License & Other Taxes	537	496	(41)	(7.6)%	0.4%	0.5%
Other Operating Expenses	8,037	6,952	(1,085)	(13.5)%	5.9%	6.5%
Total Operating Expenses	89,287	69,438	(19,849)	(22.2)%	65.4%	64.6%
Income from Operations	$47,147	$38,119	$(9,028)	(19.1)%	34.6%	35.4%

Total operating expenses have decreased as a percentage of revenue from 65.4% to 64.6% and income from operations has increased as a percentage of revenue from 34.6% to 35.4% for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily as a result of the benefit of changes in underwriting and the closure of underperforming retail locations and the sale of Florida II.

Salaries and benefits decreased $2.3 million, or 11.1%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to consolidating underperforming retail locations, the sale of Florida II, workforce reduction, and decreasing operating hours.

The provision for loan losses decreased $13.4 million, or 33.7%, for the three months ended March 31, 2016 as compared to the same period in the prior year. Provision for loan losses decreased as a percentage of revenue from 29.3% to 24.6% during the same period, which reflects the benefits of changes in underwriting, which were implemented during 2015.

Advertising and marketing expense decreased by $2.1 million, or 44.2%, for the three months ended March 31, 2016, as compared to the prior period, and decreased from 3.5% to 2.5% of revenue, reflecting a reduced focus on market share expansion.

Other operating expenses decreased by $1.1 million, or 13.5%, for the three months ended March 31, 2016, as compared to the prior period, primarily as a result of the closure of underperforming retail locations and the sale of Florida II.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$20,532	$21,404	$872	4.2%	15.1%	19.9%
Depreciation & Amortization	1,415	1,209	(206)	(14.6)%	1.0%	1.1%
Sponsor Management Fee	277	181	(96)	(34.7)%	0.2%	0.2%
Interest expense, net	14,208	11,463	(2,745)	(19.3)%	10.4%	10.7%
Loss on Sale of Subsidiary	—	1,569	1,569	100.0%	—	1.5%
Gain on Debt Extinguishment	—	(62,852)	(62,852)	(100.0)%	—	(58.4)%
Income tax expense	4,272	9,344	5,072	118.7%	3.1%	8.6%
Total Corporate and Other Expenses	$40,704	$(17,682)	$(58,386)	(143.4)%	29.8%	(16.4)%

The increase in corporate expenses for the three months ended March 31, 2016 as compared to the prior year period, is primarily the result of growing our corporate compliance, risk management and information technology functions.

Interest expense decreased $2.7 million, or 19.3%, for the three months ended March 31, 2016 as compared to the same period in the prior year, primarily as a result of the decrease in the aggregate principal amount of our senior secured notes outstanding.

The $1.6 million loss on sale of subsidiary is the sale of the unrestricted subsidiary, Buckeye Check Cashing of Florida II.

The $62.9 million gain on debt extinguishment is the result of the Company repurchasing $99.3 million of its outstanding senior secured notes during the three months ended March 31, 2016.

Business Segment Results of Operations for the Three Months Ended March 31, 2016, and March 31, 2015

The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$356,127		$71,211		$—	$427,338
Goodwill	146,877		—		—	146,877
Other Intangible Assets	348		1,134		—	1,482
Total Revenues	$81,369	100.0%	$26,188	100.0%	$—	$107,557	100.0%
Provision for Loan Losses	12,565	15.4%	13,910	53.1%	—	26,475	24.6%
Other Operating Expenses	38,738	47.6%	4,225	16.1%	—	42,963	40.0%
Operating Gross Profit	30,066	37.0%	8,053	30.8%	—	38,119	35.4%
Interest Expense, net	7,314	9.0%	4,149	15.8%	—	11,463	10.7%
Depreciation and Amortization	967	1.2%	242	0.9%	—	1,209	1.1%
Loss on Sale of Subsidiary	1,569	1.9%	—	—	—	1,569	1.5%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(58.4)%
Other Corporate Expenses (a)	—	—	—	—	21,585	21,585	20.1%
Income from Operations, before tax	20,216	24.8%	3,662	14.0%	41,267	65,145	60.6%

(a)           Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

	As of and for the three months ended March 31, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$534,326		$76,491		$—	$610,817
Goodwill	222,233		—		—	222,233
Other Intangible Assets	1,408		1,680		—	3,088
Total Revenues	$103,382	100.0%	$33,052	100.0%	$—	$136,434	100.0%
Provision for Loan Losses	21,484	20.8%	18,426	55.7%	—	39,910	29.2%
Other Operating Expenses	44,057	42.6%	5,320	16.1%	—	49,377	36.2%
Operating Gross Profit	37,841	36.6%	9,306	28.2%	—	47,147	34.6%
Interest Expense, net	9,292	9.0%	4,916	14.9%	—	14,208	10.4%
Depreciation and Amortization	1,131	1.1%	284	0.9%	—	1,415	1.0%
Other Corporate Expenses (a)	—	—	—	—	20,809	20,809	15.3%
Income (loss) from Operations, before tax	27,418	26.5%	4,106	12.4%	(20,809)	10,715	7.9%

(a)                                   Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $0.6 million for the three months ending March 31, 2015, have been eliminated.

Retail Financial Services

Retail financial services represented 75.7%, or $81.4 million, of consolidated revenues for the three months ended March 31, 2016, which was a decrease of $22.0 million, or 21.3%, over the prior period, primarily due to heightened underwriting, the consolidation of underperforming retail locations, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 20.8% to 15.4% for the three months ended March 31, 2016 over the prior period reflecting the benefits of our focus on portfolio performance. Other operating expenses increased as a percentage of revenue primarily due to the consolidation and sale of underperforming retail locations.

Internet Financial Services

For the three months ended March 31, 2016, total revenues contributed by our Internet financial services segment was $26.2 million, a decrease of $6.9 million, or 20.8%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 55.7% to 53.1% and operating gross profit increased as a percentage of revenue from 28.2% to 30.8% for the three months ended March 31, 2016 over the prior period reflecting the benefits of our heightened underwriting standards.

Liquidity and Capital Resources

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities. We believe that cash flow from operations and available cash, together with availability of existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Three Month Cash Flow Analysis

The table below summarizes our cash flows for the three months ended March 31, 2015, and 2016.

	Three Months Ended
	March 31
(in thosands)	2015	2016
Net Cash Provided by Operating Activities	$64,452	$35,667
Net Cash Used in Investing Activities	(23,346)	(8,088)
Net Cash Provided (Used) in Financing Activities	26,648	(17,861)
Net Increase in Cash and Cash Equivalents	$67,754	$9,718

Cash Flows from Operating Activities.  During the three months ended March 31, 2016, net cash provided by operating activities was $35.7 million compared to $64.5 million during the prior year comparable period, a decrease of $28.8 million. Cash flows from operating activities decreased primarily due to net income, net of the non-cash impact of provisioning and gain on debt extinguishment.

Cash Flows from Investing Activities.  During the three months ended March 31, 2016, net cash used in investing activities was $8.1 million. The primary uses of cash were loan originations of $6.3 million and $1.7 million in capital expenditures. During the three months ended March 31, 2015, net cash used in investing activities was $23.3 million, primarily due to loan originations and capital expenditures.

Cash Flows from Financing Activities.  During the three months ended March 31, 2016, net cash used in financing activities was $17.9 million. The primary use of cash was $36.4 million in repurchases of the Company’s outstanding senior secured notes off set by $17.4 million in proceeds from a subsidiary note and draws on lines of credit. During the three months ended March 31, 2015, net cash provided by financing activities was $26.6 million, primarily due to draws on the Company’s revolving credit facility.

Financing Instruments

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of March 31, 2016, and December 31, 2015, we were in compliance with these covenants.

The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.44% and 0.24% at March 31, 2016, and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at March 31, 2016, and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

The Alabama revolving credit facility was renewed in February 2016 with a maturity of July 2017.

For the three months ended March 31, 2016, we repurchased $99.3 million of our senior secured notes resulting in a $62.9 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

In the first quarter of 2015, we spent $6.0 million on capital expenditures to fund new store growth. During the first quarter of 2016, we had ceased opening new stores and are focused on maintenance capital expenditures.

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

Contractual Obligations and Commitments

On December 20, 2013 and September 19, 2014, we created non-guarantor subsidiaries in order to fund growth in our internet portfolios. The non-guarantor subsidiary funding came from $35.0 million and $7.4 million subsidiary notes, which were used to purchase loans from guarantor subsidiaries. Subsequent to March 31, 2016, the $7.4 million subsidiary note was amended to $8.1 million.

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at March 31, 2016 and our share of the note was $1.0 million.

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

Loan Portfolio

As of March 31, 2016, we offered loans in 34 states and had ceased all foreign operations in order to focus on our domestic operations. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of March 31, 2016, and December 31, 2015, our total finance receivables net of unearned advance fees were approximately $121.4 million and $152.4 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under these programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2016, and December 31, 2015, the outstanding amount of active consumer loans was $31.2 million and $40.6 million, respectively, which were guaranteed by us. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $2.2 million and $2.6 million as of March 31, 2016, and December 31, 2015, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of March 31, 2016, we had $337.8 million of indebtedness, of which, $37.2 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have an additional $0.8 million of undrawn availability under the lines of credit which are subject to variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1

The Membership Interest Purchase Agreement dated as of January 31, 2016 by and among Buckeye Check Cashing of Florida, Inc., an Ohio corporation, as seller, Buckeye Check Cashing of Florida III, LLC, a Florida limited liability company, as buyer, Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation, and Taso Group LLC, a Florida limited liability company.

10.2

The Secured Revolving Note dated January 31, 2016 executed by Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, and accepted by Buckeye Check Cashing of Florida, Inc., an Ohio corporation, and joined by Taso Group LLC, a Florida limited liability company, as borrower, and acknowledged by Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation.

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
101

Interactive Data File:
(i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2016 (unaudited); (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2016

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Principal Financial and
Principal Accounting Officer