Form 10-Q
period 2016-06-30
Community Choice Financial Inc.
filed 2016-08-12
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission File Number: 001-35537

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio	45-1536453
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6785 Bobcat Way, Suite 200, Dublin, Ohio	43016
(Address of principal executive offices)	(Zip Code)

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

There is no market for the registrant’s equity. As of June 30, 2016, there were 7,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2016

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$89,748	$98,941
Restricted cash	3,300	3,460
Finance receivables, net of allowance for loan losses of $15,200 and $20,552	101,258	119,704
Short-term investments, certificates of deposit	400	1,115
Card related pre-funding and receivables	1,702	1,674
Other current assets	17,551	17,024
Total current assets	213,959	241,918
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $3,102 and $3,340	7,967	8,797
Property, leasehold improvements and equipment, net	40,154	46,085
Goodwill	146,877	152,568
Other intangible assets	1,336	1,913
Security deposits	2,741	3,098
Deferred tax asset, net	1,424	5,165
Total assets	$414,458	$459,544
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$29,096	$34,616
Money orders payable	7,106	11,233
Accrued interest	4,805	6,707
Current portion of capital lease obligation	1,387	1,567
Current portion of line of credit, net of deferred issuance costs of $341 and $-0-	31,359	—
Current portion of related party Florida seller notes	—	10,097
Current portion of subsidiary notes payable, net of deferred issuance costs of $101 and $3	8,110	211
Deferred revenue	2,759	3,154
Total current liabilities	84,622	67,585
Noncurrent Liabilities
Lease termination payable	1,400	1,322
Capital lease obligation	783	1,485
Stock repurchase obligation	—	3,130
Lines of credit, net of deferred issuance costs of $26 and $575	2,224	26,625
Subsidiary notes payable, net of deferred issuance costs of $951 and $434	40,565	35,506
Senior secured notes, net of deferred issuance costs of $3,522 and $5,803	250,905	347,913
Deferred revenue	9,900	—
Total liabilities	390,399	483,566
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,982 outstanding shares at June 30, 2016 and 8,982 outstanding shares at December 31, 2015	90	90
Additional paid-in capital	129,601	128,331
Retained deficit	(105,582)	(152,443)
Treasury stock	(50)	—
Total stockholders’ equity (deficit)	24,059	(24,022)
Total liabilities and stockholders’ equity	$414,458	$459,544

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Finance receivable fees	$57,952	$80,410	$121,836	$163,029
Credit service fees	21,170	25,547	43,273	52,934
Check cashing fees	11,975	16,261	25,330	33,438
Card fees	2,040	2,191	4,188	4,483
Other	5,192	5,855	11,259	12,814
Total revenues	98,329	130,264	205,886	266,698
Operating expenses:
Salaries and benefits	17,069	20,575	35,348	41,136
Provision for loan losses	30,272	51,916	56,747	91,826
Occupancy	6,578	7,719	13,238	15,296
Advertising and marketing	2,539	7,501	5,217	12,303
Lease termination	1,101	826	1,101	826
Depreciation and amortization	2,540	2,491	5,274	4,884
Other	15,324	14,793	27,936	28,837
Total operating expenses	75,423	105,821	144,861	195,108
Operating gross profit	22,906	24,443	61,025	71,590
Corporate and other expenses
Corporate expenses	22,801	21,702	44,386	42,521
Depreciation and amortization	1,222	1,395	2,431	2,810
Interest expense, net	10,847	15,151	22,310	29,359
Loss on sale of subsidiary	—	—	1,569	—
Gain on debt extinguishment	—	—	(62,852)	—
Market value of stock repurchase obligation	—	1,020	—	1,010
Total corporate and other expenses	34,870	39,268	7,844	75,700
Income (loss) from operations, before tax	(11,964)	(14,825)	53,181	(4,110)
Provision (benefit) for income taxes	(3,024)	(5,911)	6,320	(1,639)
Net income (loss)	$(8,940)	$(8,914)	$46,861	$(2,471)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2015	8,981,536	$90	$—	$128,331	$(152,443)	$(24,022)
Reacquired stock	(1,000,000)		(50)			(50)
Stock-based compensation expense	—	—	—	1,270	—	1,270
Net income	—	—	—	—	46,861	46,861
Balance, June 30, 2016	7,981,536	$90	$(50)	$129,601	$(105,582)	$24,059

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months Ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$46,861	$(2,471)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	56,747	91,826
Loss on disposal of assets	1,283	354
Gain on debt extinguishment	(62,852)	—
Loss on sale of subsidiary	1,569	—
Depreciation	7,288	6,582
Amortization of note discount and deferred debt issuance costs	1,280	1,471
Amortization of intangibles	417	1,111
Deferred (benefit from) income taxes	3,741	(748)
Change in fair value of stock repurchase obligation	—	1,010
Stock-based compensation	1,270	372
Changes in assets and liabilities:
Short term investments	715	—
Card related pre-funding and receivables	(28)	59
Restricted cash	160	(896)
Other assets	(2,581)	1,408
Deferred revenue	9,505	(1,419)
Accrued interest	(1,779)	10
Money orders payable	(4,127)	3,384
Lease termination payable	78	—
Accounts payable and accrued expenses	(5,273)	(4,776)
Net cash provided by operating activities	54,274	97,277
Cash flows from investing activities
Net receivables originated	(42,058)	(81,480)
Net acquired assets, net of cash	(296)	(810)
Purchase of leasehold improvements and equipment	(4,904)	(11,624)
Net cash used in investing activities	(47,258)	(93,914)
Cash flows from financing activities
Repurchase of senior secured notes	(36,437)	—
Proceeds from subsidiary note	13,765	2,400
Payments on subsidiary note	(192)	(200)
Payments on related party Florida seller notes	—	(1,500)
Payments on capital lease obligations	(717)	(998)
Proceeds on lines of credit	6,750	31,700
Debt issuance costs	622	(1,084)
Net cash provided by (used in) financing activities	(16,209)	30,318
Net increase (decrease) in cash and cash equivalents	(9,193)	33,681
Cash and cash equivalents:
Beginning	98,941	77,734
Ending	$89,748	$111,415

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011, under the laws of the State of Ohio. As of June 30, 2016, the Company owned and operated 466 retail locations in 15 states and is licensed to deliver similar financial services over the internet in 31 states. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

Reclassifications:  Certain amounts reported in the consolidated financial statements for the three months and six months ended June 30, 2015, have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and six months ended June 30, 2016, without affecting the previously reported net income or stockholders’ equity.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 17.8% and 17.7% of short-term consumer loans at June 30, 2016 and December 31, 2015, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 13.2% and 13.7% of medium-term consumer loans at June 30, 2016, and December 31, 2015, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at June 30, 2016, and December 31, 2015, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at June 30, 2016 and December 31, 2015 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability-adjusted Black Scholes option valuation model.

	June 30, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$89,748	$89,748	1
Restricted cash	3,300	3,300	1
Finance receivables	109,225	109,225	3
Short-term investments, certificates of deposit	400	400	2
Financial liabilities:
10.75% Senior secured notes	241,927	98,585	1
12.75% Senior secured notes	12,500	6,041	2
Subsidiary Note payable	49,727	49,727	2
Lines of Credit	33,950	33,950	2

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$98,941	$98,941	1
Restricted cash	3,460	3,460	1
Finance receivables	128,501	128,501	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	328,716	77,248	1
12.75% Senior secured notes	25,000	9,063	2
Related party Florida seller notes	10,097	10,097	2
Subsidiary Note payable	36,154	36,154	2
Lines of Credit	27,200	27,200	2
Stock repurchase obligation	3,130	3,130	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at June 30, 2016. There were no shares held in treasury at December 31, 2015.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after June 30, 2016) through the issuance date of August 12, 2016.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at June 30, 2016, and December 31, 2015, consisted of the following:

	June 30,	December 31,
	2016	2015
Short-term consumer loans	$64,479	$76,631
Medium-term consumer loans	65,210	78,665
Gross receivables	129,689	155,296
Unearned advance fees, net of deferred loan origination costs	(2,162)	(2,903)
Finance receivables before allowance for loan losses	127,527	152,393
Allowance for loan losses	(18,302)	(23,892)
Finance receivables, net	$109,225	$128,501

Finance receivables, net
Current portion	$101,258	$119,704
Non-current portion	7,967	8,797
Total finance receivables, net	$109,225	$128,501

Changes in the allowance for loan losses by product type for the three months ended June 30, 2016, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2016	Provision	Charge-Offs	Recoveries	6/30/2016	6/30/2016	of receivable
Short-term consumer loans	$2,838	$10,968	$(26,600)	$15,555	$2,761	$64,479	4.28%
Medium-term consumer loans	16,444	10,357	(14,389)	3,129	15,541	65,210	23.83%
	$19,282	$21,325	$(40,989)	$18,684	$18,302	$129,689	14.11%

The provision for loan losses for the three months ended June 30, 2016, also includes losses from returned items from check cashing of $1,412.

The provision for short-term consumer loans of $10,968 is net of debt sales of $527 for the three months ended June 30, 2016.

The provision for medium-term consumer loans of $10,357 is net of debt sales of $1,850 for the three months ended June 30, 2016.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $33 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2016. For these loans evaluated for impairment, there were $391 of payment defaults during the three months ended June 30, 2016. The troubled debt restructurings during the three months ended June 30, 2016 are subject to an allowance of $18 with a net carrying value of $47 at June 30, 2016.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2016, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2016	Provision	Charge-Offs	Recoveries	6/30/2016	6/30/2016	of receivable
Short-term consumer loans	$3,676	$18,699	$(53,518)	$33,904	$2,761	$64,479	4.28%
Medium-term consumer loans	20,216	22,335	(32,369)	5,359	15,541	65,210	23.83%
	$23,892	$41,034	$(85,887)	$39,263	$18,302	$129,689	14.11%

The provision for loan losses for the six months ended June 30, 2016, also includes losses from returned items from check cashing of $2,977.

The provision for short-term consumer loans of $18,699 is net of debt sales of $944 for the six months ended June 30, 2016.

The provision for medium-term consumer loans of $22,335 is net of debt sales of $1,850 for the six months ended June 30, 2016.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $389 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2016. For these loans evaluated for impairment, there were $768 of payment defaults during the six months ended June 30, 2016. The troubled debt restructurings during the six months ended June 30, 2016 are subject to an allowance of $114 with a net carrying value of $335 at June 30, 2016.

Changes in the allowance for loan losses by product type for the three months ended June 30, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2015	Provision	Charge-Offs	Recoveries	6/30/2015	6/30/2015	of receivable
Short-term consumer loans	$4,024	$18,635	$(37,156)	$18,959	$4,462	$86,431	5.16%
Medium-term consumer loans	21,734	21,644	(20,394)	1,837	24,821	94,989	26.13%
	$25,758	$40,279	$(57,550)	$20,796	$29,283	$181,420	16.14%

The provision for loan losses for the three months ended June 30, 2015, also includes losses from returned items from check cashing of $2,283.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $163 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2015. For these loans evaluated for impairment, there were $502 of payment defaults during the three months ended June 30, 2015. The troubled debt restructurings during the three months ended June 30, 2015 are subject to an allowance of $68 with a net carrying value of $182 at June 30, 2015.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2015	Provision	Charge-Offs	Recoveries	6/30/2015	6/30/2015	of receivable
Short-term consumer loans	$5,141	$30,277	$(72,717)	$41,761	$4,462	$86,431	5.16%
Medium-term consumer loans	25,222	39,682	(44,580)	4,497	24,821	94,989	26.13%
	$30,363	$69,959	$(117,297)	$46,258	$29,283	$181,420	16.14%

The provision for loan losses for the six months ended June 30, 2015, also includes losses from returned items from check cashing of $4,539.

The provision for short-term consumer loans of $30,277 is net of debt sales of $631 for the six months ended June 30, 2015.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $667 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2015. For these loans evaluated for impairment, there were $1,754 of payment defaults during the six months ended June 30, 2015. The troubled debt restructurings during the six months ended June 30, 2015 are subject to an allowance of $270 with a net carrying value of $652 at June 30, 2015.

The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2016, and 2015 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$2,216	$3,103	$2,610	$4,434
Provision for loan losses	7,535	9,354	12,736	17,328
Charge-offs, net	(6,477)	(9,428)	(12,072)	(18,733)
Balance, end of period	$3,274	$3,029	$3,274	$3,029

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,773 and $40,552 at June 30, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The provision for third party lender losses of $7,535 and $12,736 for the three months and six months ended June 30, 2016 is net of debt sales of $109 and $460, respectively.

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

The aging of receivables at June 30, 2016, and December 31, 2015, are as follows:

	June 30, 2016		December 31, 2015
Current finance receivables	$117,763	90.9%	$138,346	89.1%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	945	0.7%	1,268	0.8%
Medium-term consumer loans	6,606	5.1%	9,433	6.1%
Total past due finance receivables (1 - 30 days)	7,551	5.8%	10,701	6.9%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,394	1.8%	3,225	2.1%
Total past due finance receivables (31 - 60 days)	2,394	1.8%	3,225	2.1%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,981	1.5%	3,024	1.9%
Total past due finance receivables (61 - 90 days)	1,981	1.5%	3,024	1.9%
Total delinquent	11,926	9.1%	16,950	10.9%
	$129,689	100.0%	$155,296	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. Hardware and services were provided to the Company by the vendor at a reduced rate for the three months ended June 30, 2016 and 2015 were $958 and $233, and for the six months ended June 30, 2016 and 2015, were $1,746 and $373, respectively. If the Company were to source the services from another vendor, the overall cost of the services would likely increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended June 30, 2016 and 2015, were $128 and $66 and for the six months ended June 30, 2016 and 2015, were $266 and $147, respectively.

There were no additional significant new, or changes to existing, related party transactions during the six months ended June 30, 2016.

Note 4. Goodwill and Other Intangible Assets

The Company performed a goodwill impairment test for the Retail services segment as required when a portion of a segment is sold. See the Sale of Subsidiary described in Note 10. The test resulted in no impairment of goodwill as of February 1, 2016.

Intangible amortization expense for the three months ended June 30, 2016, and 2015 were $146 and $519, respectively, and for the six months ended June 30, 2016 and 2015 were $417 and $1,111, respectively. There were no additional significant changes to goodwill and other intangible assets during the six months ended June 30, 2016.

Note 5. Pledged Assets and Debt

Lines of credit at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC’s assets	$2,250	$26	$2,224	$—	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2017, collateralized by all Guarantor Company assets	31,700	341	31,359	27,200	575	26,625
	33,950	367	33,583	27,200	575	26,625
Less current maturities	31,700	341	31,359	—	—	—
Long-term portion	$2,250	$26	$2,224	$27,200	$575	$26,625

The deferred issuance costs of $13 were greater than the carrying value of the $7,000 Revolving credit facility as of December 31, 2015 and is included in Other Current Assets on the Consolidated Balance Sheet.

The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR was 0.47% and 0.24% at June 30, 2016 and December 31, 2015, respectively, and the prime rate was 3.5% and 3.25% at June 30, 2016 and December 31, 2015, respectively.

Senior secured notes payable at June 30, 2016, and December 31, 2015, consisted of the following:

	June 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$241,927	$3,258	$238,669	$328,716	$5,207	$323,509
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	264	12,236	25,000	596	24,404
	254,427	3,522	250,905	353,716	5,803	347,913
Less current maturities	—	—	—	—	—	—
Long-term portion	$254,427	$3,522	$250,905	$353,716	$5,803	$347,913

For the six months ended June 30, 2016, the Company repurchased $99,289 of our senior secured notes resulting in a $62,852 gain on debt extinguishment. The Company may continue to repurchase its outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, or otherwise and any such repurchases may be material.

Non-guarantor notes payable at June 30, 2016, and December 31, 2015, consisted of the following related party Florida seller notes:

	June 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance
	Principal	Costs	Principal	Principal	Costs	Principal
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$—	$—	$—	$7,905	$—	$7,905
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	—	—	—	2,192	—	2,192
	—	—	—	10,097	—	10,097
Less current maturities	—	—	—	10,097	—	10,097
Long-term portion	$—	$—	$—	$—	$—	$—

As part of the consideration of the Company’s sale of its Buckeye Check Cashing of Florida II LLC (“Florida II”) subsidiary on January 31, 2016, the Company was released from its liability for the two previously outstanding non-guarantor notes payable totaling $10,097. The notes were incurred in connection with the Company’s initial acquisition of this entity.

Subsidiary notes payable at June 30, 2016, and December 31, 2015, consisted of the following:

	June 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2018	$39,500	$922	$38,578	$35,000	$425	$34,575
$8,100 Note, secured, 18.5%, collateralized by acquired loans, due December 2016	8,100	99	8,001	—	—	—
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	967	10	957	995	12	983
$1,165 Term note, secured, 4.5%, collateralized by financed asset, due May 2021	1,160	21	1,139	—	—	—
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016, paid in full June 2016	—	—	—	159	—	159
	49,727	1,052	48,675	36,154	437	35,717
Less current maturities	8,211	101	8,110	214	3	211
Long-term portion	$41,516	$951	$40,565	$35,940	$434	$35,506

The January 2018 subsidiary note was amended on June 1, 2016 to increase the maximum credit facility to $40,000 and extend the maturity date to January 2018.

The December 2016 subsidiary note was amended on April 20, 2016 to increase the maximum credit facility to $8,100. The proceeds from the subsidiary note were used by a non-guarantor subsidiary for consumer loan acquisitions from guarantor subsidiaries.

On May 24, 2016, a guarantor subsidiary of the Company entered in to a $1,165 term note for the acquisition of a share of an airplane.

There were no additional significant changes to pledged assets or debt during the six months ended June 30, 2016.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2016, and December 31, 2015, consisted of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$2,558	$4,403
Accrued payroll and compensated absences	6,227	7,673
Wire transfers payable	1,457	1,795
Accrual for third-party losses	3,274	2,610
Unearned CSO Fees	4,558	4,990
Deferred rent	1,058	1,229
Bill payment	1,777	4,611
Lease termination	1,554	1,180
Federal and state tax	2,190	—
Other	4,443	6,125
	$29,096	$34,616

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,997 and $8,047 for the three months ended June 30, 2016, and 2015, and $14,051 and $15,956 for the six months ended June 30, 2016 and 2015, respectively.

Lease termination expense totaled $1,101 and $826 for the three months and six months ended June 30, 2016, and 2015, respectively.

There were no additional significant changes to operating and capital lease commitments during the six months ended June 30, 2016.

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

The following table summarizes the allocation of the portfolio balance by state at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$14,129	10.9%	$16,375	10.6%
Arizona	10,871	8.4	14,137	9.1
California	51,029	39.3	56,586	36.4
Florida	4,012	3.1	8,052	5.2
Virginia	12,557	9.7	14,726	9.4
Other retail segment states	23,497	18.1	25,412	16.4
Other internet segment states	13,594	10.5	20,008	12.9
Total	$129,689	100.0%	$155,296	100.0%

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

In certain markets, the Company offers a CSO product to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,773 and $40,552 at June 30, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Sale of Subsidiary

On February 1, 2016, Buckeye Check Cashing of Florida, Inc., a wholly-owned subsidiary of CCFI, completed the sale of the membership interests of Florida II to Buckeye Check Cashing of Florida III, LLC (“Buyer”).  Florida II most recently operated 43 stores in the South Florida market and was part of the Company’s Retail financial service operating segment.  Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

The consideration for the sale of Florida II included the following:

•                  1,000,000 shares of common stock of the Company held by Check Cashing USA Holdings, Inc., an affiliate of the Buyer, were assigned to the Company and recorded as treasury stock of $50. In addition, stock repurchase rights associated with the shares were cancelled, resulting in the elimination of a stock repurchase obligation of $3,130.

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

Note 11. Business Combination

On May 18, 2016, Buckeye Check Cashing of Florida, Inc. (“BCC Florida”), a wholly-owned subsidiary of CCFI, re-acquired five south Florida retail locations, previously owned by Florida II, from the subsequent purchaser of Florida II, as described in Note 10.

BCC Florida agreed to accept the assets of the five retail locations in exchange for satisfying the Buyer’s remaining obligation of the line of credit from the sale of Florida II, which had a balance of $4,821.  The transaction resulted in a pre-tax gain of $296 which is included with corporate expenses on the consolidated statement of operations.

Note 12. Stock Based Compensation

On May 16, 2016, the Company cancelled 1,270,106 options and re-issued 1,243,299 options with a per share exercise price of $2.25 with 1,233,499 options vesting immediately and 9,800 options vesting on specific dates defined in the award agreements.

The following weighted average assumptions were used by the Company for awards re-issued during the six months ended June 30, 2016:

Risk-free interest rate	1.30%
Dividend yield	0.00%
Expected volatility	65.00%
Expected term (years)	5.00
Weighted average fair value of options granted	$1.23

For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation costs in the amount of $1,270 and $372, respectively. As of June 30, 2016 and December 31, 2015, unrecognized stock-based compensation costs to be recognized over future periods approximated $44 and $942, respectively. At June 30, 2016, the remaining unrecognized compensation expense is $44 for certain awards that vest over the requisite service period. The remaining compensation expense of $44 is expected to be recognized over a weighted-average period of 1.25 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $508 and $149 for the six months ended June 30, 2016 and 2015, respectively.

Stock option activity for the six months ended June 30, 2016 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
	Shares	(actual per share price)	Remaining Contractual Term	Value (thousands)
Outstanding at December 31, 2015	1,662,614	$7.54	4.8	N/A
Granted	1,243,299	2.25	9.8	N/A
Exercised	—	—	—	N/A
Forfeited or expired	1,614,652	—	—	N/A
Outstanding at June 30, 2016	1,291,261	$2.40	9.8	N/A
Exercisable at June 30, 2016	1,267,111	$2.41	9.8	$—
Vested or expected to vest at June 30, 2016	1,291,261	$2.40	9.8	$—

As of June 30, 2016, there are 24,150 un-vested stock options with a weighted-average fair value at grant date of $0.89.

Note 13. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended June 30, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691		$—	$414,458
Goodwill	146,877		—		—	146,877
Other Intangible Assets	286		1,050		—	1,336
Total Revenues	$74,326	100.0%	$24,003	100.0%	$—	$98,329	100.0%
Provision for Loan Losses	17,112	23.0%	13,160	54.8%	—	30,272	30.8%
Other Operating Expenses	41,316	55.6%	3,835	16.0%	—	45,151	45.9%
Operating Gross Profit	15,898	21.4%	7,008	29.2%	—	22,906	23.3%
Interest Expense, net	6,720	9.0%	4,127	17.2%	—	10,847	11.0%
Depreciation and Amortization	1,008	1.4%	214	0.9%	—	1,222	1.2%
Other Corporate Expenses (a)	—	—	—	—	22,801	22,801	23.2%
Income (loss) from Operations, before tax	8,170	11.0%	2,667	11.1%	(22,801)	(11,964)	(12.2)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2016.

	As of and for the six months ended June 30, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691		$—	$414,458
Goodwill	146,877		—		—	146,877
Other Intangible Assets	286		1,050		—	1,336
Total Revenues	$155,695	100.0%	$50,191	100.0%	$—	$205,886	100.0%
Provision for Loan Losses	29,677	19.1%	27,070	53.9%	—	56,747	27.6%
Other Operating Expenses	80,054	51.4%	8,060	16.1%	—	88,114	42.8%
Operating Gross Profit	45,964	29.5%	15,061	30.0%	—	61,025	29.6%
Interest Expense, net	14,034	9.0%	8,276	16.5%	—	22,310	10.8%
Depreciation and Amortization	1,975	1.3%	456	0.9%	—	2,431	1.2%
Loss on Sale of Subsidiary	1,569	1.0%	—	—	—	1,569	0.8%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(30.5)%
Other Corporate Expenses (a)	—	—	—	—	44,386	44,386	21.6%
Income from Operations, before tax	28,386	18.2%	6,329	12.6%	18,466	53,181	25.8%

(a) Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the six months ended June 30, 2016.

	As of and for the three months ended June 30, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$524,703		$82,602		$—	$607,305
Goodwill	221,667		—		—	221,667
Other Intangible Assets	1,058		1,511		—	2,569
Total Revenues	$97,145	100.0%	$33,119	100.0%	$—	$130,264	100.0%
Provision for Loan Losses	29,555	30.5%	22,361	67.6%	—	51,916	39.9%
Other Operating Expenses	46,661	48.0%	7,244	21.9%	—	53,905	41.3%
Operating Gross Profit	20,929	21.5%	3,514	10.5%	—	24,443	18.8%
Interest Expense, net	10,041	10.3%	5,110	15.4%	—	15,151	11.6%
Depreciation and Amortization	1,109	1.1%	286	0.9%	—	1,395	1.1%
Market Value of Stock Repurchase Obligation	1,020	1.0%	—	—	—	1,020	0.8%
Other Corporate Expenses (a)	—	—	—	—	21,702	21,702	16.7%
Income (loss) from Operations, before tax	8,759	9.0%	(1,882)	(5.7)%	(21,702)	(14,825)	(11.4)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $697 for the three months ended June 30, 2015, have been eliminated.

	As of and for the six months ended June 30, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$524,703		$82,602		$—	$607,305
Goodwill	221,667		—		—	221,667
Other Intangible Assets	1,058		1,511		—	2,569
Total Revenues	$200,527	100.0%	$66,171	100.0%	$—	$266,698	100.0%
Provision for Loan Losses	51,039	25.5%	40,787	61.7%	—	91,826	34.4%
Other Operating Expenses	90,718	45.2%	12,564	19.0%	—	103,282	38.8%
Operating Gross Profit	58,770	29.3%	12,820	19.3%	—	71,590	26.8%
Interest Expense, net	19,333	9.6%	10,026	15.2%	—	29,359	11.0%
Depreciation and Amortization	2,240	1.1%	570	0.9%	—	2,810	1.1%
Market Value of Stock Repurchase Obligation	1,010	0.5%	—	—	—	1,010	0.4%
Other Corporate Expenses (a)	—	—	—	—	42,521	42,521	15.9%
Income (loss) from Operations, before tax	36,187	18.0%	2,224	3.4%	(42,521)	(4,110)	(1.5)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $1,237 for the six months ended June 30, 2015, have been eliminated.

Note 14. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and U.S. statutory rate is primarily due to non-deductible expenses, state taxes and changes in valuation allowance. The Company had unrecognized tax benefits of $191 at June 30, 2016 and $-0- at December 31, 2015.

At June 30, 2016, the Company had gross deferred tax assets of $32,280 and a net deferred tax asset of $1,424. At December 31, 2015, the Company had gross deferred tax assets of $46,441 and a net deferred tax asset of $1,565. A valuation allowance of $30,856 and $41,276 was recognized at June 30, 2016 and December 31, 2015, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. In addition, the Company’s projections of future taxable income are expected to result in the realization of the remaining deferred tax assets. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

The Company’s 2013 and 2014 federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”). It expects the audit of its 2013 and 2014 federal income tax returns to be completed within the next three months. It is reasonably possible that the amount of the unrecognized tax benefits could change during that time; however, the Company does not anticipate that the liability will be materially different than the amount currently reserved.

Note 15. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2016, and December 31, 2015, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $36,773 and $40,552, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $3,274 and $2,610 as of June 30, 2016 and December 31, 2015, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

The Company provided a $6,000 temporary line of credit to the Buyer of Florida II as part of the consideration. The line of credit is a form of subordinated financial support that represents a variable interest in Florida II. The Company did not have the power to direct of the activities that most significantly impact the performance of Florida II, therefore, the Company has determined that it is not the primary beneficiary of Florida II and did not consolidate Florida II.  The remaining obligation was satisfied in May 2016 as part of the transaction described in Note 11.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company’s Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the “Alabama Revolving Credit Agreement”). Certain Subsidiary Guarantors are required to maintain net worth ranging from $5 to $1,000. The total net worth requirements of these Subsidiary Guarantors is $6.75 million. The

Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by Insight Capital, LLC is secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 notes and 2020 notes.

Note 17. Supplemental Condensed Consolidating Guarantor and Non- Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of June 30, 2016, and December 31, 2015, and for the six months ended June 30, 2016, and 2015, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Florida II, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and was sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules. Florida II is not included in the June 30, 2016 Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

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

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$51,898	$37,850	$—	$89,748
Restricted cash	—	3,300	—	—	3,300
Finance receivables, net	—	79,227	22,031	—	101,258
Short-term investments, certificates of deposit	—	400	—	—	400
Card related pre-funding and receivables	—	1,702	—	—	1,702
Other current assets	—	25,984	1,827	(10,260)	17,551
Total current assets	—	162,511	61,708	(10,260)	213,959
Noncurrent Assets
Investment in Subsidiaries	347,308	—	—	(347,308)	—
Finance receivables, net	—	7,967	—	—	7,967
Leasehold improvements and equipment, net	—	40,154	—	—	40,154
Goodwill	—	146,877	—	—	146,877
Other intangible assets	—	1,336	—	—	1,336
Security deposits	—	2,741	—	—	2,741
Deferred tax asset, net	—	1,424	—	—	1,424
Total assets	$347,308	$363,010	$61,708	$(357,568)	$414,458
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$30,935	$(67)	$(1,772)	$29,096
Money orders payable	—	7,106	—	—	7,106
Accrued interest	4,600	526	2,314	(2,635)	4,805
Current portion of capital lease obligation	—	1,387	—	—	1,387
Current portion of lines of credit	31,359	—	—		31,359
Current portion of subsidiary note payable	—	109	8,001	—	8,110
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,759	—	—	2,759
Total current liabilities	35,959	42,822	16,101	(10,260)	84,622
Noncurrent Liabilities
Lease termination payable	—	1,400	—	—	1,400
Capital lease obligation	—	783	—	—	783
Lines of credit	—	2,224	—	—	2,224
Subsidiary note payable	—	1,987	38,578	—	40,565
Senior secured notes	250,905	—	—	—	250,905
Deferred Revenue	—	9,900	—	—	9,900
Total liabilities	286,864	59,116	54,679	(10,260)	390,399
Stockholders’ Equity	60,444	303,894	7,029	(347,308)	24,059
Total liabilities and stockholders’ equity	$347,308	$363,010	$61,708	$(357,568)	$414,458

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$69,986	$28,955	$—	$98,941
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	96,088	23,616	—	119,704
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,674	—	—	1,674
Other current assets	—	33,292	2,661	(18,929)	17,024
Total current assets	—	205,615	55,232	(18,929)	241,918
Noncurrent Assets
Investment in Subsidiaries	378,548	17,156	—	(395,704)	—
Finance receivables, net	—	8,797	—	—	8,797
Leasehold improvements and equipment, net	—	43,300	2,785	—	46,085
Goodwill	—	121,533	31,035	—	152,568
Other intangible assets	—	1,748	165	—	1,913
Security deposits	—	2,943	155	—	3,098
Deferred tax asset, net	—	5,165	—	—	5,165
Total assets	$378,548	$406,257	$89,372	$(414,633)	$459,544
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$35,612	$11,012	$(12,008)	$34,616
Money orders payable	—	10,486	747	—	11,233
Accrued interest	6,420	6	1,849	(1,568)	6,707
Current portion of capital lease obligation	—	1,447	120	—	1,567
Current portion of related party Florida seller notes	—	—	10,097	—	10,097
Current portion of subsidiary note payable	—	211	—	—	211
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,154	—	—	3,154
Total current liabilities	6,420	50,916	29,178	(18,929)	67,585
Noncurrent Liabilities
Accrued liabilities	—	—	—	—	—
Lease termination payable	—	1,266	56	—	1,322
Capital lease obligation	—	1,430	55	—	1,485
Stock repurchase obligation	—	—	3,130	—	3,130
Lines of credit	26,625	—	—	—	26,625
Subsidiary note payable	—	931	34,575	—	35,506
Senior secured notes	347,913	—	—	—	347,913
Total liabilities	380,958	54,543	66,994	(18,929)	483,566
Stockholders’ Equity (Deficit)	(2,410)	351,714	22,378	(395,704)	(24,022)
Total liabilities and stockholders’ equity	$378,548	$406,257	$89,372	$(414,633)	$459,544

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$93,282	$28,554	$—	$121,836
Credit service fees	—	43,273	—	—	43,273
Check cashing fees	—	24,785	545	—	25,330
Card fees	—	4,150	38	—	4,188
Dividend	—	3,000	—	(3,000)	—
Other	—	11,541	297	(579)	11,259
Total revenues	—	180,031	29,434	(3,579)	205,886

Operating expenses:
Salaries and benefits	—	34,735	613	—	35,348
Provision for loan losses	—	39,337	17,410	—	56,747
Occupancy	—	12,998	251	(11)	13,238
Advertising and marketing	—	5,213	4	—	5,217
Lease termination	—	1,097	4	—	1,101
Depreciation and amortization	—	5,196	78	—	5,274
Other	—	27,436	500	—	27,936
Total operating expenses	—	126,012	18,860	(11)	144,861
Operating gross profit	—	54,019	10,574	(3,568)	61,025

Corporate expenses	—	44,061	325	—	44,386
Intercompany management fee	—	(1,381)	1,381	—	—
Depreciation and amortization	—	2,423	8	—	2,431
Interest expense, net	17,996	442	4,440	(568)	22,310
Interest expense allocation	(17,996)	17,996	—	—	—
Loss on sale of subsidiary	—	1,569	—	—	1,569
Gain on debt extinguishment	(62,852)	—	—	—	(62,852)
Total corporate and other expenses	(62,852)	65,110	6,154	(568)	7,844
Income (loss) before income taxes	62,852	(11,091)	4,420	(3,000)	53,181
Provision (benefit) for income taxes	7,469	(1,318)	525	(356)	6,320
Net income (loss)	$55,383	$(9,773)	$3,895	$(2,644)	$46,861

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$124,451	$38,578	$—	$163,029
Credit service fees	—	52,934	—	—	52,934
Check cashing fees	—	30,893	7,145	(4,600)	33,438
Card fees	—	4,213	270	—	4,483
Dividend	—	10,000	—	(10,000)	—
Other	—	13,087	1,616	(1,889)	12,814
Total revenues	—	235,578	47,609	(16,489)	266,698

Operating expenses:
Salaries and benefits	—	37,740	3,396	—	41,136
Provision for loan losses	—	72,065	19,761	—	91,826
Occupancy	—	13,531	1,765	—	15,296
Advertising and marketing	—	13,099	441	(1,237)	12,303
Lease termination costs	—	788	38	—	826
Depreciation and amortization	—	4,405	479	—	4,884
Other	—	31,235	2,202	(4,600)	28,837
Total operating expenses	—	172,863	28,082	(5,837)	195,108
Operating gross profit	—	62,715	19,527	(10,652)	71,590

Corporate expenses	—	41,711	931	(121)	42,521
Intercompany management fee	—	(1,794)	1,794	—	—
Depreciation and amortization	—	2,390	420	—	2,810
Interest expense, net	25,239	949	3,702	(531)	29,359
Interest expense allocation	(25,239)	23,878	1,361	—	—
Market value of stock repurchase obligation	—	—	1,010	—	1,010
Total corporate and other expenses	—	67,134	9,218	(652)	75,700
Income (loss) before income taxes	—	(4,419)	10,309	(10,000)	(4,110)
Provision (benefit) for income taxes	—	(1,763)	4,111	(3,987)	(1,639)
Net income (loss)	$—	$(2,656)	$6,198	$(6,013)	$(2,471)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2016

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$30,283	$3,252	$20,739	$54,274
Cash flows from investing activities
Net receivables originated	—	(20,100)	(21,958)	(42,058)
Net acquired assets, net of cash	—	(296)	—	(296)
Purchase of leasehold improvements and equipment	—	(4,895)	(9)	(4,904)
Net cash used in investing activities	—	(25,291)	(21,967)	(47,258)
Cash flows from financing activities
Repurchase of senior secured notes	(36,437)	—	—	(36,437)
Proceeds from subsidiary note	—	1,165	12,600	13,765
Payments on subsidiary note	—	(192)	—	(192)
Proceeds on CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations	—	(707)	(10)	(717)
Proceeds on lines of credit	4,500	2,250	—	6,750
Debt issuance costs	1,654	(46)	(986)	622
Net cash provided by (used in) financing activities	(30,283)	1,970	12,104	(16,209)
Net increase in cash and cash equivalents	—	(20,069)	10,876	(9,193)
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$49,917	$39,831	$89,748

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2015

	Community	Guarantor	Non-Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$1,157	$61,545	$34,575	$97,277
Cash flows from investing activities
Net receivables originated	—	(64,021)	(17,459)	(81,480)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(11,114)	(510)	(11,624)
Net cash used in investing activities	—	(75,945)	(17,969)	(93,914)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(200)	—	(200)
Payments on related party Florida seller notes	—	—	(1,500)	(1,500)
Payments on capital lease obligations, net	—	(946)	(52)	(998)
Proceeds from lines of credit	31,700	—	—	31,700
Intercompany activities	(31,985)	31,985	—	—
Debt issuance costs	(872)	(144)	(68)	(1,084)
Net cash provided by (used in) financing activities	(1,157)	30,695	780	30,318
Net increase in cash and cash equivalents	—	16,295	17,386	33,681
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$—	$79,667	$31,748	$111,415

Note 18. Subsequent Events

On June 30, 2016, Community Choice Financial Inc.’s indirect subsidiaries, Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., and Buckeye Check Cashing, Inc., entered into a swap transaction with QC Holdings, Inc., and QC Financial Services, Inc. (collectively “QC”).  As part of the transaction, the Company acquired QC Financial Services of California, Inc., which operates sixty retail locations, and thirty-eight retail locations in Ohio, Mississippi, Arizona and Alabama from QC. These new stores will be accounted for by us as an acquisition.  Also as part of the transaction, the Company sold to QC, Buckeye Check Cashing of Illinois LLC, Buckeye Check Cashing of Kansas LLC, Buckeye Title Loans of Kansas LLC, Buckeye Check Cashing of Missouri LLC, Buckeye Title Loans of Missouri LLC, Buckeye Check Cashing of Utah, Inc., and Buckeye Title Loans of Utah LLC, and the thirty-three retail locations operated by these entities.

Other than the transfer of the equity interests and assets, the transaction did not provide for the payment or receipt of any other consideration by the Company or by QC, other than customary post-closing adjustments.  In entering into the transaction, the Company and QC each concluded that the net value of the equity interests and other assets received by QC are substantially equal to the net value of the equity interests and other assets received by the Company.  The carrying value of the assets acquired by QC from the Company was $28,035. The transaction was consummated effective at 12:01:00 a.m. on July 1, 2016.

The fair market value of the assets acquired or disposed of has not yet been determined. Please see the Form 8-K filed with the Securities and Exchange Commission on July 7, 2016 for more details.

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

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of June 30, 2016, we operated 466 retail locations across 15 states and were licensed in 31 states via the internet.

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

Factors Affecting Our Results of Operations

Sale of Subsidiary

On February 1, 2016, BCC Florida, a wholly-owned subsidiary of the Company, completed the sale of the membership interests of Florida II to Buckeye Check Cashing of Florida III, LLC (“Buyer”). Florida II operated 43 stores in the south Florida market at the transaction date and was part of the Company’s Retail financial service operating segment. Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

In connection with the sale, the Company had provided the Buyer with a short-term $6.0 million line of credit, substantially all of which was drawn by the Buyer as part of, or concurrent with, the sale. As a result of uncertainties associated with repayment of the line of credit, the Company also recognized a $3.0 million loan loss reserve that has been included in the loss on sale of Florida II. As described below, the line of credit is no longer available as of May 2016.

Recent Acquisition

On May 18, 2016, BCC Florida, a wholly-owned subsidiary of CCFI, acquired five south Florida retail locations, previously owned by Florida II, from the subsequent purchaser of Florida II.

BCC Florida agreed to accept the assets of the five retail locations in exchange for satisfying the Buyer’s remaining obligation of the line of credit, net of loan loss reserve, from the sale of Florida II.  The transaction resulted in a pre-tax gain of $0.3 million which is which is included with corporate expenses on the consolidated statement of operations.

Retail Platform

During the six months ended June 30, 2016, the Company re-acquired five retail locations, closed twenty-one retail locations, and sold forty-three retail locations.  The closed or sold retail locations had direct costs of $20.7 million for the prior twelve months.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2015, and the six months ended June 30, 2016.

		Six Months
	Year Ended	Ended
	December 31	June 30,
	2015	2016
# of Locations
Beginning of Period	530	525
Opened	31	—
Re-acquired	—	5
Closed	36	21
Sold	—	43
End of Period	525	466

Number of states licensed to be served by our internet operations	30	31

The following table provides the geographic composition of our physical locations as of December 31, 2015, and June 30, 2016:

	December 31,	June 30,
	2015	2016
Alabama	42	39
Arizona	33	33
California	149	143
Florida	61	19
Indiana	21	21
Illinois	12	12
Kansas	5	5
Kentucky	15	15
Michigan	14	14
Missouri	7	7
Ohio	95	91
Oregon	2	2
Tennessee	27	25
Utah	10	9
Virginia	32	31
	525	466

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

Changes in Legislation

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans.  The CFPB will accept comments on the proposed rules through October 7, 2016.  The CFPB proposal anticipates that the final rules will become effective fifteen months after publication in the Federal Register.  When publication will occur in the Federal Register will be determined by the number and substance of the comments that the CFPB receives on the proposed rules, but we expect that the final rules will be effective in late 2017 or in 2018.

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

Recent Strategic Initiatives

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans which the Company expects to be final in late 2017 or in 2018. In anticipation of the effectiveness of these rules, the Company enacted several strategic initiatives during the second half of 2015. These strategic initiatives include a reduction in new retail location openings and consolidation of underperforming retail locations, along with a heightened focus on expense and portfolio rationalization. Operating labor costs decreased as a result of the retail consolidation, workforce reductions, and reduced operating hours. The Company also slowed the growth of its portfolios during the second half of 2015. Through the first half of 2016, we continued to see improving trends in portfolio performance. We expect that benefits from these strategic initiatives to continue.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 17.7% and 17.8% of short-term consumer loans at December 31, 2015 and June 30, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 13.7% and 13.2% of medium-term consumer loans at December 31, 2015, and June 30, 2016, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2015, and June 30, 2016, were $128.5 million and $109.2 million, respectively. The allowance for loan losses as of December 31, 2015, and June 30, 2016, were $23.9 million and $18.3 million, respectively. At December 31, 2015, and June 30, 2016, the allowance for loan losses was 15.7% and 14.4%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

Finance receivables, net as of December 31, 2015, and June 30, 2016, are as follows (in thousands):

	December 31,	June 30,
	2015	2016
Finance receivables, net of unearned advance fees	$152,393	$127,527
Less: Allowance for loan losses	23,892	18,302
Finance receivables, net	$128,501	$109,225

The total changes to the allowance for loan losses for the three months ended June 30, 2015 and 2016 and the six months ended June 30, 2015 and 2016, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Allowance for loan losses
Beginning of period	$25,758	$19,282	$30,363	$23,892
Provisions for finance receivable losses	40,279	21,325	69,959	41,034
Charge-offs, net	(36,754)	(22,305)	(71,039)	(46,624)
End of period	$29,283	$18,302	$29,283	$18,302
Allowance as percentage of finance receivables, net of unearned advance fees	16.4%	14.4%	16.4%	14.4%

The provision for loan losses for the three months ended June 30, 2015, and 2016 includes losses from returned items from check cashing of $2.3 million and $1.4 million, respectively, and third party lender losses of $9.4 million and $7.5 million, respectively. The provision for loan losses for the six months ended June 30, 2015, and 2016 includes losses from returned items from check cashing of $4.5 million and $3.0 million, respectively, and third party lender losses of $17.3 million and $12.7 million, respectively.

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

There was no impairment loss charged to operations for goodwill for Retail financial services during the six months ended June 30, 2015.

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

As of December 31, 2015, the Company recorded a partial valuation allowance on its existing deferred tax assets as it was more likely than not that approximately $8.2 million of deferred tax assets would be realized in 2016. Based on pre-tax income of $53.2 million for the six months ended June 30, 2016 and the reversal of temporary items, the Company had support to realize approximately $6.3 million of deferred tax assets.  After recording $3.7 million of deferred tax expense, the Company has a remaining deferred tax asset of $1.4 million as of June 30, 2016.

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

The Company’s 2013 and 2014 federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”). It expects the audit of its 2013 and 2014 federal income tax returns to be completed within the next three months. It is reasonably possible that the amount of the unrecognized tax benefits could change during that time; however, the Company does not anticipate that the liability will be materially different than the amount currently reserved.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 17 to the unaudited financial statements for the six months ended June 30, 2016, we had six non-guarantor subsidiaries. As of June 30, 2016, of the entities classified as “Non-Guarantor Subsidiaries”, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes.  Florida II was acquired on July 31, 2012, and sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of June 30, 2016 and December 31, 2015, these unrestricted subsidiaries had total assets of $61.7 million and $89.4 million and total liabilities of $54.7 million and $67.0 million, respectively. For the six months ended June 30, 2016 and 2015, they had total revenues of $29.4 million and $47.6 million, total operating expenses of $18.9 million and $28.1 million, and income before income taxes of $4.4 million and $10.3 million, respectively.

Florida II is not included in the June 30, 2016, Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

The following table sets forth key operating data for the three months ended June 30, 2015 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Total Revenues	$130,264	$98,329	$(31,935)	(24.5)%	100.0%	100.0%
Operating Expenses
Salaries and benefits	20,575	17,069	(3,506)	(17.0)%	15.8%	17.4%
Provision for losses	51,916	30,272	(21,644)	(41.7)%	39.9%	30.8%
Occupancy	7,719	6,578	(1,141)	(14.8)%	5.9%	6.7%
Advertising and marketing	7,501	2,539	(4,962)	(66.2)%	5.8%	2.6%
Lease termination costs	826	1,101	275	33.3%	0.6%	1.1%
Depreciation and amortization	2,491	2,540	49	2.0%	1.9%	2.6%
Other operating expenses	14,793	15,324	531	3.6%	11.3%	15.5%
Total Operating Expenses	105,821	75,423	(30,398)	(28.7)%	81.2%	76.7%
Income from Operations	24,443	22,906	(1,537)	(6.3)%	18.8%	23.3%
Corporate and other expenses
Corporate expenses	21,458	22,617	1,159	5.4%	16.5%	23.1%
Depreciation and amortization	1,395	1,222	(173)	(12.4)%	1.1%	1.2%
Interest expense, net	15,151	10,847	(4,304)	(28.4)%	11.6%	11.0%
Market value of stock repurchase obligation	1,020	—	(1,020)	(100.0)%	0.8%	0.0%
Income tax benefit	(5,911)	(3,024)	2,887	(48.8)%	(4.5)%	(3.1)%
Total corporate and other expenses	33,113	31,662	(1,451)	(4.4)%	25.4%	32.2%
Net loss before management fee	(8,670)	(8,756)	(86)	(1.0)%	(6.7)%	(8.9)%
Sponsor Management Fee	244	184	(60)	(24.6)%	0.2%	0.2%
Net Loss	$(8,914)	$(8,940)	$(26)	(0.3)%	(6.8)%	(9.2)%

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended June 30, 2015 and 2016:

	Three Months Ended
	June 30,
	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$359,189	$251,644
Number of loan transactions (in thousands)	938	718
Average new loan size	$383	$350
Average fee per new loan	$47.30	$47.25
Loan loss provision	$18,635	$10,968
Loan loss provision as a percentage of loan volume	5.2%	4.4%
Secured loans as percentage of total at June 30th	16.2%	17.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$94,989	$65,210
Number of loans outstanding	70,664	52,262
Average balance outstanding	$1,344	$1,235
Weighted average monthly percentage rate	16.7%	17.0%
Allowance as a percentage of finance receivables	26.1%	22.6%
Loan loss provision	$21,644	$10,357
Secured loans as percentage of total at June 30th	12.3%	13.2%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$671,098	$526,263
Number of checks cashed (in thousands)	1,154	1,037
Face amount of average check	$582	$507
Average fee per check	$14.09	$11.54
Returned check expense	$2,283	$1,412
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$44,347	$33,946	$(10,401)	(23.5)%	34.0%	34.5%
Medium-term Consumer Loan Fees and Interest	36,063	24,006	(12,057)	(33.4)%	27.7%	24.4%
Credit Service Fees	25,547	21,170	(4,377)	(17.1)%	19.6%	21.5%
Check Cashing Fees	16,261	11,975	(4,286)	(26.4)%	12.5%	12.2%
Prepaid Debit Card Services	2,191	2,040	(151)	(6.9)%	1.7%	2.1%
Other Income	5,855	5,192	(663)	(11.3)%	4.5%	5.3%
Total Revenue	$130,264	$98,329	$(31,935)	(24.5)%	100.0%	100.0%

For the three months ended June 30, 2016, total revenue decreased by $31.9 million, or 24.5%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the consolidation of underperforming stores in the second half of 2015, and the sale of Florida II.

Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2016, decreased $10.4 million, or 23.5%, compared to the same period in 2015. The decrease is primarily due to the consolidation of underperforming retail locations, the sale of Florida II in the first quarter of 2016, and changes to the regulations and products offered in a certain market.

Revenue from medium-term consumer loans for the three months ended June 30, 2016, decreased $12.1 million, or 33.4%, compared to the same period in 2015. The decrease is primarily due to the expansion of the internet installment portfolio during the first half of 2015 and a heightened focus on portfolio performance, which began in the second half of 2015 and continued through the first half of 2016.

Revenue from credit service fees for the three months ended June 30, 2016, decreased $4.4 million, or 17.1%, compared to the same period in 2015. Credit service fee revenue decreased as the result of a strategic emphasis on portfolio performance during the second half of 2015 and in the first half of 2016.

Revenue from check cashing fees for the three months ended June 30, 2016, decreased $4.3 million, or 26.4%, compared to the same period in 2015. The decrease is primarily due to the sale of Florida II in the first quarter of 2016.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$20,575	$17,069	$(3,506)	(17.0)%	15.8%	17.4%
Provision for Loan Losses	51,916	30,272	(21,644)	(41.7)%	39.9%	30.8%
Occupancy	7,719	6,578	(1,141)	(14.8)%	5.9%	6.7%
Depreciation & Amortization	2,491	2,540	49	2.0%	1.9%	2.6%
Advertising & Marketing	7,501	2,539	(4,962)	(66.2)%	5.8%	2.6%
Lease termination costs	826	1,101	275	33.3%	0.6%	1.1%
Bank Charges	1,408	1,321	(87)	(6.2)%	1.1%	1.3%
Store Supplies	734	465	(269)	(36.6)%	0.6%	0.5%
Collection Expenses	764	680	(84)	(11.0)%	0.6%	0.7%
Telecommunications	1,709	2,435	726	42.5%	1.3%	2.5%
Security	830	633	(197)	(23.7)%	0.6%	0.6%
License & Other Taxes	414	375	(39)	(9.4)%	0.3%	0.4%
Other Operating Expenses	8,934	9,415	481	5.4%	6.8%	9.5%
Total Operating Expenses	105,821	75,423	(30,398)	(28.7)%	81.2%	76.7%
Income from Operations	$24,443	$22,906	$(1,537)	(6.3)%	18.8%	23.3%

Total operating expenses have decreased as a percentage of revenue from 81.2% to 76.7% and income from operations has increased as a percentage of revenue from 18.8% to 23.3% for the three months ended June 30, 2016 as compared to the same period in the prior year, primarily a result of the benefit of more restrictive underwriting, the closure of underperforming retail locations in the second half of 2015, and the sale of Florida II.

Salaries and benefits decreased $3.5 million, or 17.0%, for the three months ended June 30, 2016 as compared to the same period in the prior year, primarily due to consolidating underperforming retail locations, the sale of Florida II, workforce reduction, and decreasing operating hours.

The provision for loan losses decreased $21.6 million, or 41.7%, for the three months ended June 30, 2016 as compared to the same period in the prior year. Provision for loan losses decreased as a percentage of revenue from 39.9% to 30.8% during the same period, which reflects the benefits of more restrictive underwriting, which was initially implemented during the second half of 2015.

Occupancy costs decreased $1.1 million, or 14.8%, for the three months ended June 30, 2016 as compared to the same period in the prior year, primarily due to consolidating underperforming retail locations and the sale of Florida II.

Advertising and marketing expense decreased by $5.0 million, or 66.2%, for the three months ended June 30, 2016, as compared to the prior period, and decreased from 5.8% to 2.6% of revenue, reflecting a reduced focus on market share expansion.

Corporate and Other Expenses

	Three Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$21,458	$22,617	$1,159	5.4%	16.4%	23.1%
Depreciation & Amortization	1,395	1,222	(173)	(12.4)%	1.1%	1.2%
Sponsor Management Fee	244	184	(60)	(24.6)%	0.2%	0.2%
Interest expense, net	15,151	10,847	(4,304)	(28.4)%	11.6%	11.0%
Stock Repurchase Obligation	1,020	—	(1,020)	(100.0)%	0.8%	0.0%
Income tax benefit	(5,911)	(3,024)	2,887	(48.8)%	(4.5)%	(3.1)%
Total Corporate and Other Expenses	$33,357	$31,846	$(1,511)	(4.5)%	25.6%	32.4%

The increase in corporate expenses for the three months ended June 30, 2016 as compared to the prior year period, is primarily the result of expansion of our risk management and information technology functions, stock compensation, and health care costs.

Interest expense decreased $4.3 million, or 28.4%, for the three months ended June 30, 2016 as compared to the same period in the prior year, primarily as a result of the decrease in the aggregate principal amount of our senior secured notes outstanding.

Income tax benefit increased by $2.9 million for the three months ended June 30, 2016 as compared to the same period in 2015 due to a decrease in the loss from operations and the effective tax rate.

The $1.0 million stock repurchase obligation was part of the consideration for the sale of the unrestricted subsidiary, Florida II.

Business Segment Results of Operations for the Three Months Ended June 30, 2016, and June 30, 2015

The following tables present summarized financial information for our segments:

	As of and for the three months ended June 30, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691		$—	$414,458
Goodwill	146,877		—		—	146,877
Other Intangible Assets	286		1,050		—	1,336
Total Revenues	$74,326	100.0%	$24,003	100.0%	$—	$98,329	100.0%
Provision for Loan Losses	17,112	23.0%	13,160	54.8%	—	30,272	30.8%
Other Operating Expenses	41,316	55.6%	3,835	16.0%	—	45,151	45.9%
Operating Gross Profit	15,898	21.4%	7,008	29.2%	—	22,906	23.3%
Interest Expense, net	6,720	9.0%	4,127	17.2%	—	10,847	11.0%
Depreciation and Amortization	1,008	1.4%	214	0.9%	—	1,222	1.2%
Other Corporate Expenses (a)	—	—	—	—	22,801	22,801	23.2%
Income (loss) from Operations, before tax	8,170	11.0%	2,667	11.1%	(22,801)	(11,964)	(12.2)%

(a) Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2016.

	As of and for the three months ended June 30, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$524,703		$82,602		$—	$607,305
Goodwill	221,667		—		—	221,667
Other Intangible Assets	1,058		1,511		—	2,569
Total Revenues	$97,145	100.0%	$33,119	100.0%	$—	$130,264	100.0%
Provision for Loan Losses	29,555	30.5%	22,361	67.6%	—	51,916	39.9%
Other Operating Expenses	46,661	48.0%	7,244	21.9%	—	53,905	41.3%
Operating Gross Profit	20,929	21.5%	3,514	10.5%	—	24,443	18.8%
Interest Expense, net	10,041	10.3%	5,110	15.4%	—	15,151	11.6%
Depreciation and Amortization	1,109	1.1%	286	0.9%	—	1,395	1.1%
Market Value of Stock Repurchase Obligation	1,020	1.0%	—	—	—	1,020	0.8%
Other Corporate Expenses (a)	—	—	—	—	21,702	21,702	16.7%
Income (loss) from Operations, before tax	8,759	9.0%	(1,882)	(5.7)%	(21,702)	(14,825)	(11.4)%

(a)              Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $0.7 million for the three months ending June 30, 2015, have been eliminated.

Retail Financial Services

Retail financial services represented 75.6%, or $74.3 million, of consolidated revenues for the three months ended June 30, 2016, which was a decrease of $22.8 million, or 23.5%, over the prior period, primarily due to heightened underwriting standards, the consolidation of underperforming retail locations, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 30.5% to 23.0% for the three months ended June 30, 2016 over the prior period reflecting the benefits of our focus on portfolio performance.

Internet Financial Services

For the three months ended June 30, 2016, total revenues contributed by our Internet financial services segment was $24.0 million, a decrease of $9.1 million, or 27.5%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 67.6% to 54.8% and operating gross profit increased as a percentage of revenue from 10.5% to 29.2% for the three months ended June 30, 2016 over the prior period reflecting the benefits of our heightened underwriting standards.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

The following table sets forth key operating data for the six months ended June 30, 2015 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Total Revenues	$266,698	$205,886	$(60,812)	(22.8)%	100.0%	100.0%
Operating Expenses
Salaries and benefits	41,136	35,348	(5,788)	(14.1)%	15.4%	17.2%
Provision for losses	91,826	56,747	(35,079)	(38.2)%	34.4%	27.6%
Occupancy	15,296	13,238	(2,058)	(13.5)%	5.7%	6.4%
Advertising and marketing	12,303	5,217	(7,086)	(57.6)%	4.6%	2.5%
Lease termination costs	826	1,101	275	33.3%	0.3%	0.5%
Depreciation and amortization	4,884	5,274	390	8.0%	1.8%	2.6%
Other operating expenses	28,837	27,936	(901)	(3.1)%	11.0%	13.6%
Total Operating Expenses	195,108	144,861	(50,247)	(25.8)%	73.2%	70.4%
Income from Operations	71,590	61,025	(10,565)	(14.8)%	26.8%	29.6%
Corporate and other expenses
Corporate expenses	42,000	44,021	2,021	4.8%	15.7%	21.3%
Depreciation and amortization	2,810	2,431	(379)	(13.5)%	1.1%	1.2%
Interest expense, net	29,359	22,310	(7,049)	(24.0)%	11.0%	10.8%
Market value of stock repurchase obligation	1,010	—	(1,010)	(100.0)%	0.4%	0.0%
Loss on sale of subsidiary	—	1,569	1,569	100.0%	0.0%	0.8%
Gain on Debt Extinguishment	—	(62,852)	(62,852)	(100.0)%	0.0%	(30.5)%
Income tax expense (benefit)	(1,639)	6,320	7,959	(485.6)%	(0.6)%	3.1%
Total corporate and other expenses	73,540	13,799	(59,741)	(81.2)%	27.6%	6.7%
Net income (loss) before management fee	(1,950)	47,226	49,176	(2521.8)%	(0.7)%	23.0%
Sponsor Management Fee	521	365	(156)	(29.9)%	0.2%	0.2%
Net Income (Loss)	$(2,471)	$46,861	$49,332	(1996.4)%	(0.9)%	22.8%

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2015 and 2016:

	Six Months Ended
	June 30,
	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$710,626	$516,829
Number of loan transactions (in thousands)	1,835	1,408
Average new loan size	$387	$367
Average fee per new loan	$48.86	$49.88
Loan loss provision	$30,277	$18,699
Loan loss provision as a percentage of loan volume	4.3%	3.6%
Secured loans as percentage of total at June 30th	16.2%	17.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$94,989	$65,210
Number of loans outstanding	70,664	52,262
Average balance outstanding	$1,344	$1,235
Weighted average monthly percentage rate	16.7%	17.0%
Allowance as a percentage of finance receivables	26.1%	22.6%
Loan loss provision	$39,682	$22,335
Secured loans as percentage of total at June 30th	12.3%	13.2%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,347,916	$1,090,360
Number of checks cashed (in thousands)	2,226	2,067
Face amount of average check	$606	$527
Average fee per check	$15.02	$12.25
Returned check expense	$4,539	$2,977
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$89,651	$70,253	$(19,398)	(21.6)%	33.7%	34.1%
Medium-term Consumer Loan Fees and Interest	73,378	51,583	(21,795)	(29.7)%	27.5%	25.1%
Credit Service Fees	52,934	43,273	(9,661)	(18.3)%	19.8%	21.0%
Check Cashing Fees	33,438	25,330	(8,108)	(24.2)%	12.5%	12.3%
Prepaid Debit Card Services	4,483	4,188	(295)	(6.6)%	1.7%	2.0%
Other Income	12,814	11,259	(1,555)	(12.1)%	4.8%	5.5%
Total Revenue	$266,698	$205,886	$(60,812)	(22.8)%	100.0%	100.0%

For the six months ended June 30, 2016, total revenue decreased by $60.8 million, or 22.8%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the consolidation of underperforming stores, and the sale of Florida II.

Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2016, decreased $19.4 million, or 21.6%, compared to the same period in 2015. The decrease is primarily due to the consolidation of underperforming retail locations during the second half of 2015, the sale of Florida II in the first quarter of 2016, and changes to the regulations and products offered in a certain market.

Revenue from medium-term consumer loans for the six months ended June 30, 2016, decreased $21.8 million, or 29.7%, compared to the same period in 2015. The decrease is primarily due to the expansion of the internet installment portfolio during the first half of 2015 and a strategic shift towards portfolio performance during the remainder of the year and through the first half of 2016.

Revenue from credit service fees for the six months ended June 30, 2016, decreased $9.7 million, or 18.3%, compared to the same period in 2015. Credit service fee revenue decreased reflecting the outcome of a focus on portfolio performance during the second half of 2015 and in the first half of 2016.

Revenue from check cashing fees for the six months ended June 30, 2016, decreased $8.1 million, or 24.2%, compared to the same period in 2015. The decrease is primarily due to the consolidation of underperforming retail locations during the second half of 2015 and the sale of Florida II in the first quarter of 2016.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$41,136	$35,348	$(5,788)	(14.1)%	15.4%	17.2%
Provision for Loan Losses	91,826	56,747	(35,079)	(38.2)%	34.4%	27.6%
Occupancy	15,296	13,238	(2,058)	(13.5)%	5.7%	6.4%
Depreciation & Amortization	4,884	5,274	390	8.0%	1.8%	2.6%
Advertising & Marketing	12,303	5,217	(7,086)	(57.6)%	4.6%	2.5%
Lease termination costs	826	1,101	275	33.3%	0.3%	0.5%
Bank Charges	2,881	2,699	(182)	(6.3)%	1.1%	1.3%
Store Supplies	1,534	1,002	(532)	(34.7)%	0.6%	0.5%
Collection Expenses	1,608	1,451	(157)	(9.8)%	0.6%	0.7%
Telecommunications	3,387	4,418	1,031	30.4%	1.3%	2.1%
Security	1,505	1,128	(377)	(25.0)%	0.6%	0.6%
License & Other Taxes	951	870	(81)	(8.5)%	0.4%	0.4%
Other Operating Expenses	16,971	16,368	(603)	(3.6)%	6.4%	8.0%
Total Operating Expenses	195,108	144,861	(50,247)	(25.8)%	73.2%	70.4%
Income from Operations	$71,590	$61,025	$(10,565)	(14.8)%	26.8%	29.6%

Total operating expenses have decreased as a percentage of revenue from 73.2% to 70.4% and income from operations has increased as a percentage of revenue from 26.8% to 29.6% for the six months ended June 30, 2016 as compared to the same period in the prior year, primarily as a result of the benefit of changes in underwriting and the closure of underperforming retail locations and the sale of Florida II.

Salaries and benefits decreased $5.8 million, or 14.1%, for the six months ended June 30, 2016 as compared to the same period in the prior year, primarily due to consolidating underperforming retail locations, the sale of Florida II, workforce reduction, and decreased operating hours.

The provision for loan losses decreased $35.1 million, or 38.2%, for the six months ended June 30, 2016 as compared to the same period in the prior year. Provision for loan losses decreased as a percentage of revenue from 34.4% to 27.6% during the same period, which reflects the benefits of more restrictive underwriting and resulting contraction of the portfolio.

Occupancy costs decreased $2.1 million, or 13.5%, for the six months ended June 30, 2016 as compared to the same period in the prior year, primarily due to consolidating underperforming retail locations and the sale of Florida II.

Advertising and marketing expense decreased by $7.1 million, or 57.6%, for the six months ended June 30, 2016, as compared to the prior period, and decreased from 4.6% to 2.5% of revenue, reflecting a reduced focus on market share expansion.

Corporate and Other Expenses

	Six Months Ended June 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Corporate Expenses	$42,000	$44,021	$2,021	4.8%	15.7%	21.4%
Depreciation & Amortization	2,810	2,431	(379)	(13.5)%	1.1%	1.2%
Sponsor Management Fee	521	365	(156)	(29.9)%	0.2%	0.2%
Interest expense, net	29,359	22,310	(7,049)	(24.0)%	11.0%	10.8%
Stock Repurchase Obligation	1,010	—	(1,010)	(100.0)%	0.4%	0.0%
Loss on Sale of Subsidiary	—	1,569	1,569	100.0%	—	0.8%
Gain on Debt Extinguishment	—	(62,852)	(62,852)	(100.0)%	—	(30.5)%
Income tax expense (benefit)	(1,639)	6,320	7,959	(485.6)%	(0.6)%	3.0%
Total Corporate and Other Expenses	$74,061	$14,164	$(59,897)	(80.9)%	27.8%	6.9%

The increase in corporate expenses for the six months ended June 30, 2016, as compared to the prior year period, is primarily the result of expansion of our corporate risk management and information technology functions, stock compensation, and health care costs.

Interest expense decreased $7.0 million, or 24.0%, for the six months ended June 30, 2016 as compared to the same period in the prior year, primarily as a result of the decrease in the aggregate principal amount of our senior secured notes outstanding.

The $1.0 million stock repurchase obligation is part of the consideration for the sale of the unrestricted subsidiary, Florida II.

The $1.6 million loss on sale of subsidiary is the sale of the unrestricted subsidiary, Florida II.

The $62.9 million gain on debt extinguishment is the result of the Company repurchasing $99.3 million of its outstanding senior secured notes during the six months ended June 30, 2016.

Income tax expense increased by $8.0 million for the six months ended June 30, 2016 as compared to the same period in 2015 due to the gain on debt extinguishment effect on the income tax provision.

Business Segment Results of Operations for the Six Months Ended June 30, 2016, and June 30, 2015

The following tables present summarized financial information for our segments:

	As of and for the six months ended June 30, 2016
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691		$—	$414,458
Goodwill	146,877		—		—	146,877
Other Intangible Assets	286		1,050		—	1,336
Total Revenues	$155,695	100.0%	$50,191	100.0%	$—	$205,886	100.0%
Provision for Loan Losses	29,677	19.1%	27,070	53.9%	—	56,747	27.6%
Other Operating Expenses	80,054	51.4%	8,060	16.1%	—	88,114	42.8%
Operating Gross Profit	45,964	29.5%	15,061	30.0%	—	61,025	29.6%
Interest Expense, net	14,034	9.0%	8,276	16.5%	—	22,310	10.8%
Depreciation and Amortization	1,975	1.3%	456	0.9%	—	2,431	1.2%
Loss on Sale of Subsidiary	1,569	1.0%	—	—	—	1,569	0.8%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(30.5)%
Other Corporate Expenses (a)	—	—	—	—	44,386	44,386	21.6%
Income from Operations, before tax	28,386	18.2%	6,329	12.6%	18,466	53,181	25.8%

(a) Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the six months ended June 30, 2016.

	As of and for the six months ended June 30, 2015
	Retail	% of	Internet	% of	Unallocated		% of
	Financial Services	Revenue	Financial Services	Revenue	(Income) Expenses	Consolidated	Revenue
Total Assets	$524,703		$82,602		$—	$607,305
Goodwill	221,667		—		—	221,667
Other Intangible Assets	1,058		1,511		—	2,569
Total Revenues	$200,527	100.0%	$66,171	100.0%	$—	$266,698	100.0%
Provision for Loan Losses	51,039	25.5%	40,787	61.7%	—	91,826	34.4%
Other Operating Expenses	90,718	45.2%	12,564	19.0%	—	103,282	38.8%
Operating Gross Profit	58,770	29.3%	12,820	19.3%	—	71,590	26.8%
Interest Expense, net	19,333	9.6%	10,026	15.2%	—	29,359	11.0%
Depreciation and Amortization	2,240	1.1%	570	0.9%	—	2,810	1.1%
Market Value of Stock Repurchase Obligation	1,010	0.5%	—	—	—	1,010	0.4%
Other Corporate Expenses (a)	—	—	—	—	42,521	42,521	15.9%
Income (loss) from Operations, before tax	36,187	18.0%	2,224	3.4%	(42,521)	(4,110)	(1.5)%

(a)                                      Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $1.2 million for the six months ending June 30, 2015, have been eliminated.

Retail Financial Services

Retail financial services represented 75.6%, or $155.7 million, of consolidated revenues for the six months ended June 30, 2016, which was a decrease of $44.8 million, or 22.3%, over the prior period, primarily due to heightened underwriting standards, the consolidation of underperforming retail locations in the second half of 2015, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 25.5% to 19.1% and operating gross profit increased as a percentage of revenue from 29.3% to 29.5% for the six months ended June 30, 2016 over the prior period reflecting the benefits of our focus on portfolio performance.

Internet Financial Services

For the six months ended June 30, 2016, total revenues contributed by our Internet financial services segment was $50.2 million, a decrease of $16.0 million, or 24.1%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 61.7% to 53.9% and operating gross profit increased as a percentage of revenue from 19.3% to 30.0% for the six months ended June 30, 2016 over the prior period reflecting the benefits of our heightened underwriting standards.

Liquidity and Capital Resources

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities and subsidiary notes. We believe that cash flow from operations and available cash, together with availability of existing and future credit facilities, will be adequate to meet our liquidity needs for the foreseeable future. Beyond the immediate future, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control. In addition, these factors may require us to pursue alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Six Month Cash Flow Analysis

The table below summarizes our cash flows for the six months ended June 30, 2015, and 2016.

	Six Months Ended
	June 30,
(in thousands)	2015	2016
Net Cash Provided by Operating Activities	$97,277	$54,274
Net Cash Used in Investing Activities	(93,914)	(47,258)
Net Cash Provided by (Used in) Financing Activities	30,318	(16,209)
Net Increase (Decrease) in Cash and Cash Equivalents	$33,681	$(9,193)

Cash Flows from Operating Activities.  During the six months ended June 30, 2016, net cash provided by operating activities was $54.3 million compared to $97.3 million during the prior year comparable period, a decrease of $43.0 million. Cash flows from operating activities decreased primarily due to net income, net of the non-cash impact of provisioning and gain on debt extinguishment.

Cash Flows from Investing Activities.  During the six months ended June 30, 2016, net cash used in investing activities was $47.3 million. The primary uses of cash were loan originations of $42.1 million and $4.9 million in capital expenditures. During the six months ended June 30, 2015, net cash used in investing activities was $93.9 million, primarily due to loan originations and capital expenditures.

Cash Flows from Financing Activities.  During the six months ended June 30, 2016, net cash used in financing activities was $16.2 million. The primary use of cash was $36.4 million in repurchases of the Company’s outstanding senior secured notes off set by $13.8 million in proceeds from subsidiary notes and $6.7 million on lines of credit. During the six months ended June 30, 2015, net cash provided by financing activities was $30.3 million, primarily due to draws on the Company’s revolving credit facility.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of June 30, 2016, and December 31, 2015, we were in compliance with these covenants.

The revolving credit facility due April 2015 was amended in March 2015 and is now structured as a $31.7 million revolving credit facility with an accordion feature that allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility scheduled to mature on March 27, 2017. The interest rate is one-month LIBOR plus 14% with a 15% floor, and there is a make-whole payment if the revolving principal balance falls below 85% of the aggregate commitment on or before September 27, 2016. The 1-month LIBOR rate was 0.47% and 0.24% at June 30, 2016, and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at June 30, 2016, and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

The Alabama revolving credit facility was renewed in February 2016 with a maturity of July 2017.

For the six months ended June 30, 2016, we repurchased $99.3 million of our senior secured notes resulting in a $62.9 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

During the six months ended June 30, 2015, the Company spent $11.6 million on capital expenditures to fund new store growth. During the comparable period in 2016, the Company had ceased opening new stores and focused on maintaining existing stores.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refunds. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

On December 20, 2013 and September 19, 2014, we created non-guarantor subsidiaries in order to fund growth in our internet portfolios. The non-guarantor subsidiary funding came from $35.0 million and $7.4 million subsidiary notes, which were used to purchase loans from guarantor subsidiaries. The $35.0 million subsidiary note was amended to $40.0 million and extended to January 2018 on June 1, 2016, and the $7.4 million subsidiary note was amended to $8.1 million on April 20, 2016.

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at June 30, 2016 and our share of the note was $1.0 million.

On May 24, 2016, a guarantor subsidiary of the Company entered in to a $1.2 million term note for a fractional share of an airplane.

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

Loan Portfolio

As of June 30, 2016, we offered loans in 34 states and had ceased all foreign operations in order to focus on our domestic operations. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of June 30, 2016, and December 31, 2015, our total finance receivables net of unearned advance fees were approximately $127.5 million and $152.4 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under these programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2016, and December 31, 2015, the outstanding amount of active consumer loans guaranteed by us was $36.8 million and $40.6 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $3.3 million and $2.6 million as of June 30, 2016, and December 31, 2015, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of June 30, 2016, we had $340.3 million of indebtedness, of which, $33.95 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have an additional $4.1 million of undrawn availability under the lines of credit which are subject to variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	The Assignment and Assumption Agreement, dated as of May 18, 2016, by and between Taso Group LLC, a Florida limited liability company, and Buckeye Check Cashing of Florida, Inc.
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:
(i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2016 (unaudited); (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin Chief Financial Officer
Principal Financial and
Principal Accounting Officer