Form 10-Q
period 2016-09-30
Community Choice Financial Inc.
filed 2016-11-10
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

Commission File Number: 001‑35537

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	45‑1536453 (IRS Employer Identification No.)

6785 Bobcat Way, Suite 200, Dublin, Ohio (Address of principal executive offices)	43016 (Zip Code)

(614) 798‑5900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐  No ☒

There is no market for the registrant’s equity. As of September 30, 2016, there were 7,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2016

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$113,608	$98,941
Restricted cash	3,440	3,460
Finance receivables, net of allowance for loan losses of $13,705 and $20,552	92,121	119,704
Short-term investments, certificates of deposit	400	1,115
Card related pre-funding and receivables	1,328	1,674
Other current assets	20,948	17,024
Total current assets	231,845	241,918
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $3,237 and $3,340	7,177	8,797
Property, leasehold improvements and equipment, net	37,459	46,085
Goodwill	112,997	152,568
Other intangible assets	1,536	1,913
Security deposits	2,595	3,098
Deferred tax asset, net	—	5,165
Total assets	$393,609	$459,544
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$34,773	$34,616
Money orders payable	7,981	11,233
Accrued interest	11,494	6,707
Current portion of capital lease obligation	1,268	1,567
Current portion of line of credit, net of deferred issuance costs of $20 and $-0-	2,230	—
Current portion of related party Florida seller notes	—	10,097
Current portion of subsidiary notes payable, net of deferred issuance costs of $42 and $3	8,171	211
Deferred revenue	3,073	3,154
Total current liabilities	68,990	67,585
Noncurrent Liabilities
Lease termination payable	1,133	1,322
Capital lease obligation	523	1,485
Stock repurchase obligation	—	3,130
Line of credit, net of deferred issuance costs of $226 and $575	31,474	26,625
Subsidiary notes payable, net of deferred issuance costs of $789 and $434	41,199	35,506
Senior secured notes, net of deferred issuance costs of $3,160 and $5,803	246,630	347,913
Deferred revenue	11,330	—
Deferred tax liability, net	8,885	—
Total liabilities	410,164	483,566
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,982 outstanding shares at September 30, 2016 and 8,982 outstanding shares at December 31, 2015	90	90
Additional paid-in capital	129,612	128,331
Retained deficit	(146,207)	(152,443)
Treasury stock	(50)	—
Total stockholders' deficit	(16,555)	(24,022)
Total liabilities and stockholders' equity	$393,609	$459,544

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Finance receivable fees	$61,053	$86,093	$182,889	$249,122
Credit service fees	21,915	28,045	65,188	80,979
Check cashing fees	11,723	15,516	37,053	48,954
Card fees	1,924	2,142	6,112	6,625
Other	5,164	5,792	16,423	18,606
Total revenues	101,779	137,588	307,665	404,286
Operating expenses:
Salaries and benefits	17,577	19,722	52,925	60,858
Provision for loan losses	32,617	60,378	89,364	152,204
Occupancy	6,946	7,572	20,184	22,868
Advertising and marketing	813	6,662	6,030	18,965
Lease termination	175	2,628	1,276	3,454
Depreciation and amortization	2,424	2,578	7,698	7,462
Other	12,611	15,534	40,547	44,371
Total operating expenses	73,163	115,074	218,024	310,182
Operating gross profit	28,616	22,514	89,641	94,104
Corporate and other expenses
Corporate expenses	20,008	24,201	64,394	66,722
Depreciation and amortization	1,285	1,325	3,716	4,135
Interest expense, net	10,996	15,319	33,306	44,678
Loss on sale of subsidiaries	2,537	—	4,106	—
Gain on debt extinguishment	(2,265)	—	(65,117)	—
Market value of stock repurchase obligation	—	(890)	—	120
Goodwill impairment	28,949	—	28,949	—
Total corporate and other expenses	61,510	39,955	69,354	115,655
Income (loss) from continuing operations, before tax	(32,894)	(17,441)	20,287	(21,551)
Provision (benefit) for income taxes	7,731	(6,536)	14,051	(8,175)
Net income (loss)	$(40,625)	(10,905)	$6,236	$(13,376)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2015	8,981,536	$90	$—	$128,331	$(152,443)	$(24,022)
Reacquired stock	(1,000,000)	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	—	1,281	—	1,281
Net income	—	—	—	—	6,236	6,236
Balance, September 30, 2016	7,981,536	$90	$(50)	$129,612	$(146,207)	$(16,555)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months Ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$6,236	$(13,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	89,364	152,204
Goodwill impairment	28,949	—
Loss on disposal of assets	2,759	991
Gain on debt extinguishment	(65,117)	—
Loss on sale of subsidiaries	4,106	—
Depreciation	10,874	10,109
Amortization of note discount and deferred debt issuance costs	1,936	2,244
Amortization of intangibles	540	1,488
Deferred (benefit from) income taxes	14,050	(7,796)
Change in fair value of stock repurchase obligation	—	120
Stock-based compensation	1,281	487
Changes in assets and liabilities:
Short-term investments	715	—
Card related pre-funding and receivables	346	675
Restricted cash	20	(507)
Other assets	(5,832)	(346)
Deferred revenue	11,249	(2,148)
Accrued interest	4,910	11,591
Money orders payable	(3,252)	(1,510)
Lease termination payable	(189)	1,614
Accounts payable and accrued expenses	404	(1,988)
Net cash provided by operating activities	103,349	153,852
Cash flows from investing activities
Net receivables originated	(62,517)	(135,518)
Net acquired assets, net of cash	(296)	(810)
Purchase of leasehold improvements and equipment	(7,495)	(16,331)
Net cash used in investing activities	(70,308)	(152,659)
Cash flows from financing activities
Repurchase of senior secured notes	(38,809)	—
Proceeds from subsidiary note	14,265	2,400
Payments on subsidiary note	(218)	(370)
Payments on related party Florida seller notes	—	(1,500)
Payments on capital lease obligations	(1,032)	(1,361)
Net proceeds on lines of credit	6,750	27,200
Debt issuance costs	670	(1,102)
Net cash provided by (used in) financing activities	(18,374)	25,267
Net increase in cash and cash equivalents	14,667	26,460
Cash and cash equivalents:
Beginning	98,941	77,734
Ending	$113,608	$104,194

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies making edits

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011, under the laws of the State of Ohio. As of September 30, 2016, the Company owned and operated 511 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 32 states. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10‑Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10‑K filed with the Securities & Exchange Commission on March 30, 2016. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2016.

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:  Certain amounts reported in the consolidated financial statements for the three months and nine months ended September 30, 2015, have been reclassified to conform to classifications presented in the consolidated financial statements for the three months and nine months ended September 30, 2016, without affecting the previously reported net income or stockholders’ equity.

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

Finance receivables:  Finance receivables consist of short term and medium‑term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 16.5% and 17.7% of short-term consumer loans at September 30, 2016 and December 31, 2015, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 11.4% and 13.7% of medium-term consumer loans at September 30, 2016, and December 31, 2015, respectively.

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

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third‑party losses in the period in which they are received.

Change in accounting principle: As of January 1, 2016, the Company adopted new guidance related to the presentation of deferred debt issuance costs on its balance sheet. Under  the new guidance, deferred debt issuance costs are reported as a direct deduction from the carrying amount of the related debt. Previously, deferred debt issuance costs were presented as a noncurrent asset. The new presentation requirements have been applied retrospectively and amounts reported in the December 2015 consolidated balance sheet have been adjusted to apply the new guidance.  The change in accounting principle resulted in a reduction of noncurrent assets of $6,828, an increase in current assets of $13, a reduction of current liabilities of $3, and a reduction of noncurrent liabilities of $6,812 in the December 31, 2015 balance sheet.

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

The Company follows the provisions of ASC 820‑10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820‑10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at September 30, 2016, and December 31, 2015, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2016 and December 31, 2015 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

The fair value of related party Florida seller notes payable was determined based on applicable market yields of similar debt and the fair value of the stock repurchase obligation was determined based on a probability‑adjusted Black Scholes option valuation model.

	September 30, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$113,608	$113,608	1
Restricted cash	3,440	3,440	1
Finance receivables	99,298	99,298	3
Short-term investments, certificates of deposit	400	400	2
Financial liabilities:
10.75% Senior secured notes	237,290	123,486	1
12.75% Senior secured notes	12,500	7,714	2
Subsidiary Note payable	50,201	50,201	2
Line of Credit	33,950	33,950	2

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$98,941	$98,941	1
Restricted cash	3,460	3,460	1
Finance receivables	128,501	128,501	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	328,716	77,248	1
12.75% Senior secured notes	25,000	9,063	2
Related party Florida seller notes	10,097	10,097	2
Subsidiary Note payable	36,154	36,154	2
Line of Credit	27,200	27,200	2
Stock repurchase obligation	3,130	3,130	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at September 30, 2016. There were no shares held in treasury at December 31, 2015.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after September 30, 2016) through the issuance date of November 10, 2016.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at September 30, 2016, and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Short-term consumer loans	$61,483	$76,631
Medium-term consumer loans	57,469	78,665
Gross receivables	$118,952	$155,296
Unearned advance fees, net of deferred loan origination costs	(2,712)	(2,903)
Finance receivables before allowance for loan losses	116,240	152,393
Allowance for loan losses	(16,942)	(23,892)
Finance receivables, net	$99,298	$128,501

Finance receivables, net
Current portion	$92,121	$119,704
Non-current portion	7,177	8,797
Total finance receivables, net	$99,298	$128,501

Changes in the allowance for loan losses by product type for the three months ended September 30, 2016, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2016	Provision	Charge-Offs	Recoveries	9/30/2016	9/30/2016	of receivable
Short-term consumer loans	$2,761	$10,896	$(27,123)	$15,786	$2,320	$61,483	3.77%
Medium-term consumer loans	15,541	13,162	(15,255)	1,174	14,622	57,469	25.44%
	$18,302	$24,058	$(42,378)	$16,960	$16,942	$118,952	14.24%

The provision for loan losses for the three months ended September 30, 2016, also includes losses from returned items from check cashing of $1,665.

The provision for short-term consumer loans of $10,896 is net of debt sales of $134 for the three months ended September 30, 2016.

The provision for medium-term consumer loans of $13,162 is net of debt sales of $361 for the three months ended September 30, 2016.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $202 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2016. For these loans evaluated for impairment, there were $249 of payment defaults during the three months ended September 30, 2016. The troubled debt restructurings during the three months ended September 30, 2016 are subject to an allowance of $57 with a net carrying value of $241 at September 30, 2016.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2016, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2016	Provision	Charge-Offs	Recoveries	9/30/2016	9/30/2016	of receivable
Short-term consumer loans	$3,676	$29,595	$(80,641)	$49,690	$2,320	$61,483	3.77%
Medium-term consumer loans	20,216	35,497	(47,624)	6,533	14,622	57,469	25.44%
	$23,892	$65,092	$(128,265)	$56,223	$16,942	$118,952	14.24%

The provision for loan losses for the nine months ended September 30, 2016, also includes losses from returned items from check cashing of $4,642.

The provision for short-term consumer loans of $29,595 is net of debt sales of $1,078 for the nine months ended September 30, 2016.

The provision for medium-term consumer loans of $35,497 is net of debt sales of $2,211 for the nine months ended September 30, 2016.

The provision and subsequent charge off related to troubled debt restructurings totaled $591 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2016. For these loans evaluated for impairment, there were $1,017 of payment defaults during the nine months ended September 30, 2016. The troubled debt restructurings during the nine months ended September 30, 2016 are subject to an allowance of $171 with a net carrying value of $576 at September 30, 2016.

Changes in the allowance for loan losses by product type for the three months ended September 30, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2015	Provision	Charge-Offs	Recoveries	9/30/2015	9/30/2015	of receivable
Short-term consumer loans	$4,462	$21,554	$(44,243)	$22,377	$4,150	$80,251	5.17%
Medium-term consumer loans	24,821	25,400	(26,326)	3,086	26,981	96,131	28.07%
	$29,283	$46,954	$(70,569)	$25,463	$31,131	$176,382	17.65%

The provision for loan losses for the three months ended September 30, 2015, also includes losses from returned items from check cashing of $2,518.

The provision for short-term consumer loans of $21,554 is net of debt sales of $1,262 and the provision for medium-term consumer loans of $25,400 is net of debt sales of $1,005.

The provision and subsequent charge off related to troubled debt restructurings totaled $360 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2015. For these loans evaluated for impairment, there were no payment defaults during the three months ended September 30, 2015. The troubled debt restructurings during the three months ended September 30, 2015 are subject to an allowance of $118 with a net carrying value of $296 at September 30, 2015.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2015 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2015	Provision	Charge-Offs	Recoveries	9/30/2015	9/30/2015	of receivable
Short-term consumer loans	$5,141	$51,831	$(116,960)	$64,138	$4,150	$80,251	5.17%
Medium-term consumer loans	25,222	65,082	(70,906)	7,583	26,981	96,131	28.07%
	$30,363	$116,913	$(187,866)	$71,721	$31,131	$176,382	17.65%

The provision for loan losses for the nine months ended September 30, 2015, also includes losses from returned items from check cashing of $7,057.

The provision for short-term consumer loans of $51,831 is net of debt sales of $1,504 and the provision for medium-term consumer loans of $65,082 is net of debt sales of $1,394 for the nine months ended September 30, 2015.

The provision and subsequent charge off related to troubled debt restructurings totaled $1,027 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2015. For these loans evaluated for impairment, there were no payment defaults during the nine months ended September 30, 2015. The troubled debt restructurings during the nine months ended September 30, 2015 are subject to an allowance of $387 with a net carrying value of $949 at September 30, 2015.

The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2016, and 2015 were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,274	$3,029	$2,610	$4,434
Provision for loan losses	6,894	10,906	19,630	28,234
Charge-offs, net	(7,304)	(10,904)	(19,376)	(29,637)
Balance, end of period	$2,864	3,031	$2,864	$3,031

Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $39,117 and $40,552 at September 30, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement. The provision for third party lender losses of $6,894 and $19,630 for the three months and nine months ended September 30, 2016 is net of debt sales of $141 and $601, respectively.

The Company considers the near term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third‑party lender decides whether to approve the loan and establishes all of the underwriting criteria and terms, conditions, and features of the customer’s loan agreement.

The aging of receivables at September 30, 2016, and December 31, 2015, are as follows:

	September 30, 2016		December 31, 2015
Current finance receivables	$108,708	91.4%	$138,346	89.1%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	573	0.5%	1,268	0.8%
Medium-term consumer loans	5,814	4.9%	9,433	6.1%
Total past due finance receivables (1 - 30 days)	6,387	5.4%	10,701	6.9%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,071	1.7%	3,225	2.1%
Total past due finance receivables (31 - 60 days)	2,071	1.7%	3,225	2.1%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,786	1.5%	3,024	1.9%
Total past due finance receivables (61 - 90 days)	1,786	1.5%	3,024	1.9%
Total delinquent	10,244	8.6%	16,950	10.9%
	118,952	100.0%	155,296	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. Hardware and services were provided to the Company by the vendor at a reduced rate for the three months ended September 30, 2016 and 2015 were  $991 and $335, and for the nine months ended September 30, 2016 and 2015, were $2,737 and $708, respectively. If the Company were to source the service from another vendor, the overall cost of the services may increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended September 30, 2016 and 2015, were $128 and $94 and for the nine months ended September 30, 2016 and 2015, were $394 and $241, respectively.

There were no additional significant new, or changes to existing, related party transactions during the nine months ended September 30, 2016.

Note 4. Goodwill and Other Intangible Assets

The Company performed goodwill impairment tests for the Retail services segment as required when a portion of a segment is sold.

The Company sold its interests in Florida II in February 2016 as described in Note 10. The test resulted in no impairment of goodwill.

On July 1, 2016, the Company entered in to a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah, as described in Note 10.  In June 2016, the Consumer Financial Protection Bureau published its notice of proposed rule-making on payday, vehicle title and certain high-cost installment loans which will restrict the Company’s ability to lend to consumers. At this time, we are unable to predict what the final version of these rules will be or their impact on our business. The Company provided a version of a new projection model which was based on the potential effects of these rules as the Company understands the impact at this time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determing fair value.

The test concluded that the Retail financial services reporting unit had an impairment of $28.9 million as of July 1, 2016.

Intangible amortization expense for the three months ended September 30, 2016, and 2015 was $123 and $377, respectively, and for the nine months ended September 30, 2016 and 2015 was $540 and $1,488, respectively.

Note 5. Pledged Assets and Debt

Lines of credit at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC's assets	$2,250	$20	$2,230	$—	$—	$—
$31,700 Revolving credit, secured, interest rate as defined below, due March 2018, collateralized by all Guarantor Company assets	31,700	226	31,474	27,200	575	26,625
	33,950	246	33,704	27,200	575	26,625
Less current maturities	2,250	20	2,230	—	—	—
Long-term portion	$31,700	$226	$31,474	$27,200	$575	$26,625

The deferred issuance costs of $13 were greater than the carrying value of the $7,000 Revolving credit facility as of December 31, 2015 and is included in Other Current Assets on the Consolidated Balance Sheet.

The interest rate is one-month LIBOR plus 14% with a 15% floor.  The 1-month LIBOR was 0.52% and 0.24% at September 30, 2016 and December 31, 2015, respectively, and the prime rate was 3.5% and 3.25% at September 30, 2016 and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

On October 27, 2016, the Company entered into an amendment and extension of its existing revolving credit facility. The revolving credit facility, which was fully drawn at the closing of the amendment, is now structured as a $30.0 million revolving credit facility with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is scheduled to mature on March 30, 2018.  The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 80% of the aggregate commitment on or before December 31, 2017.  The covenants and borrowing base have not been amended.

Senior secured notes payable at September 30, 2016, and December 31, 2015, consisted of the following:

	September 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$237,290	$2,913	$234,377	$328,716	$5,207	$323,509
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	247	12,253	25,000	596	24,404
	249,790	3,160	246,630	353,716	5,803	347,913
Less current maturities	—	—	—	—	—	—
Long-term portion	$249,790	$3,160	$246,630	$353,716	$5,803	$347,913

During the nine months ended September 30, 2016, the Company repurchased $103,926 of our senior secured notes resulting in a $65,117 gain on debt extinguishment. The Company may continue to repurchase its outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, or otherwise. Any such repurchases may be material.

Non-guarantor notes payable at September 30, 2016, and December 31, 2015, consisted of the following related party Florida seller notes:

	September 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$—	$—	$—	$7,905	$—	$7,905
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	—	—	—	2,192	—	2,192
	—	—	—	10,097	—	10,097
Less current maturities	—	—	—	10,097	—	10,097
Long-term portion	$—	$—	$—	$—	$—	$—

As part of the consideration of the Company’s sale of its Buckeye Check Cashing of Florida II LLC (“Florida II”) subsidiary on January 31, 2016, the Company was released from its liability for the two previously outstanding non-guarantor notes payable, totaling $10,097. The notes were incurred in connection with the Company’s initial acquisition of this entity.

Subsidiary notes payable at September 30, 2016, and December 31, 2015, consisted of the following:

	September 30, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2018	$40,000	$763	$39,237	$35,000	$425	$34,575
$8,100 Term note, secured, 18.50% collateralized by acquired loans, due December 2016	8,100	40	8,060	—	—	—
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	954	9	945	995	12	983
$1,165 Term note, secured, 4.5%, collateralized by financed asset, due May 2021	1,147	19	1,128	—	—	—
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016, paid in full June 2016	—	—	—	159	—	159
	50,201	831	49,370	36,154	437	35,717
Less current maturities	8,213	42	8,171	214	3	211
Long-term portion	$41,988	$789	$41,199	$35,940	$434	$35,506

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

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1,165 term note for the acquisition of a share of an airplane.

There were no additional significant changes to pledged assets or debt during the nine months ended September 30, 2016.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2016, and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts payable	$2,956	$4,403
Accrued payroll and compensated absences	8,470	7,673
Wire transfers payable	1,503	1,795
Accrual for third-party losses	2,864	2,610
Unearned CSO Fees	8,888	4,990
Deferred rent	1,048	1,229
Bill payment	2,091	4,611
Lease termination	1,625	1,180
Other	5,328	6,125
	$34,773	$34,616

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $7,343 and $7,938 for the three months ended September 30, 2016, and 2015, and $21,394 and $23,894 for the nine months ended September 30, 2016, and 2015, respectively.

Lease termination expense totaled $175 and $2,628 for the three months ended September 30, 2016, and 2015, and were $1,276 and $3,454  for the nine months ended September 30, 2016 and 2015, respectively.

There was a reduction of $1,186 to operating and capital lease commitments during the nine months ended September 30, 2016 primarily due to the disposition of stores.

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

The following table summarizes the allocation of the portfolio balance by state at September 30, 2016, and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$14,162	11.9%	$16,375	10.6%
Arizona	11,236	9.5	14,137	9.1
California	52,780	44.4	56,586	36.4
Florida	3,614	3.0	8,052	5.2
Virginia	10,517	8.8	14,726	9.4
Other retail segment states	15,480	13.0	25,412	16.4
Other internet segment states	11,163	9.4	20,008	12.9
Total	$118,952	100.0%	$155,296	100.0%

The other retail segment states are:  Indiana, Kentucky, Michigan, Mississippi, Ohio, Oregon, and Tennessee.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $39,117 and $40,552 at September 30, 2016, and December 31, 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

Note 9. Contingencies

From time‑to‑time the Company is a defendant in various lawsuits and administrative proceedings wherein certain amounts are claimed or violations of law or regulations are asserted. In the opinion of the Company’s management, these claims are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company’s financial statements.

Note 10. Acquisition and Disposition of Businesses

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

On July 1, 2016, the Company’s indirect subsidiaries, Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., and Buckeye Check Cashing, Inc., entered into a swap transaction (the “Transaction”) with QC Holdings, Inc., and QC Financial Services, Inc. (collectively “QC”).  As part of the Transaction, CCFI subsidiaries acquired QC Financial Services of California, Inc., which operates sixty retail locations, and thirty-eight retail locations in Ohio, Mississippi, Arizona and Alabama from QC. These new stores were accounted for as an acquisition.  Also as part of the Transaction, the Company transferred to QC, Buckeye Check Cashing of Illinois LLC, Buckeye Check Cashing of Kansas LLC, Buckeye Title Loans of Kansas LLC, Buckeye Check Cashing of Missouri LLC, Buckeye Title Loans of Missouri LLC, Buckeye Check Cashing of Utah, Inc., and Buckeye Title Loans of Utah LLC, and the thirty-three retail locations operated by these entities.

Other than the transfer of the equity interests and assets, the transaction did not provide for the payment or receipt of any other consideration by the CCFI subsidiaries or by QC, other than customary post-closing adjustments.  In entering into the transaction, the Company and QC each concluded that the fair value of the equity interests and other assets received by QC are substantially equal to the net value of the equity interests and other assets received by the Company.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition.

Fair value of total consideration transferred	$11,002

Recognized amounts of identifiable assets acquired
Finance receivables, net	$9,065
Leasehold improvements and equipment, net	563
Identifiable intangible assets	323
Total identifiable assets	9,951
Goodwill	$1,051

The following table summarizes the estimated fair value of the assets divested at the date of the acquisition.

Fair value of total consideration received	$11,002

Recognized amounts of identifiable assets divested and liabilities assumed
Finance receivables, net	$6,834
Leasehold improvements and equipment, net	787
Identifiable goodwill	5,982
Other liabilities	(64)
Total identifiable assets, net	13,539
Loss on transaction	$(2,537)

Note 11. Stock Based Compensation

Stock-based compensation costs for the three months ended September 30, 2016, and 2015 were $12 and $115, respectively, and for the nine months ended September 30, 2016, and 2015 were $1,281 and $487, respectively. As of September 30, 2016, and December 31, 2015, unrecognized stock-based compensation costs to be recognized over future periods approximated $32 and $942, respectively. At September 30, 2016, the remaining unrecognized compensation expense was $32 for certain awards that vest over the requisite service period. The remaining compensation expense of $32 is expected to be recognized over a weighted-average period of 1.09 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $512 and $195 for the nine months ended September 30, 2016 and 2015, respectively.

There were no significant stock option, restricted stock unit, or stock appreciation rights during the three months ended September 30, 2016.

Note 12. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$79,767	100.0%	$22,012	100.0%		$101,779	100.0%
Provision for Loan Losses	21,158	26.6%	11,459	52.0%		32,617	32.1%
Other Operating Expenses	39,186	49.1%	1,360	6.2%		40,546	39.8%
Operating Gross Profit	19,423	24.3%	9,193	41.8%		28,616	28.1%
Interest Expense, net	8,672	10.9%	2,324	10.6%		10,996	10.8%
Depreciation and Amortization	1,076	1.3%	209	0.9%		1,285	1.3%
Goodwill Impairment	28,949	36.3%	—			28,949	28.4%
Loss on Sale of Subsidiaries	2,537	3.2%	—			2,537	2.5%
Gain on Debt Extinguishment (a)	—		—		(2,265)	(2,265)	(2.2)%
Other Corporate Expenses (a)	—		—		20,008	20,008	19.7%
Income (loss) from Continuing Operations, before tax	(21,811)	(27.3)%	6,660	30.3%	(17,743)	(32,894)	(32.3)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2016.

	As of and for the nine months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$235,463	100.0%	$72,202	100.0%		$307,665	100.0%
Provision for Loan Losses	50,836	21.6%	38,528	53.4%		89,364	29.1%
Other Operating Expenses	119,241	50.6%	9,419	13.0%		128,660	41.8%
Operating Gross Profit	65,386	27.8%	24,255	33.6%		89,641	29.1%
Interest Expense, net	22,706	9.6%	10,600	14.7%		33,306	10.8%
Depreciation and Amortization	3,052	1.3%	664	0.9%		3,716	1.2%
Goodwill Impairment	28,949	12.3%	—	—		28,949	9.4%
Loss on Sale of Subsidiaries	4,106	1.7%	—	—		4,106	1.3%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(21.2)%
Other Corporate Expenses (a)	—	—	—	—	64,394	64,394	20.9%
Income from Continuing Operations, before tax	6,573	2.8%	12,991	18.0%	723	20,287	6.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the nine months ended September 30, 2016.

	As of and for the three months ended September 30, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$512,631		$80,067			$592,698
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$101,029	100.0%	$36,559	100.0%		$137,588	100.0%
Provision for Loan Losses	33,588	33.2%	26,790	73.3%		60,378	43.9%
Other Operating Expenses	47,734	47.3%	6,962	19.0%		54,696	39.7%
Operating Gross Profit	19,707	19.5%	2,807	7.7%		22,514	16.4%
Interest Expense, net	9,908	9.8%	5,411	14.8%		15,319	11.1%
Depreciation and Amortization	1,050	1.0%	275	0.8%		1,325	1.0%
Market Value of Stock Repurchase Obligation	(890)	(0.9)%	—			(890)	(0.6)%
Other Corporate Expenses (a)	—		—		24,201	24,201	17.6%
Income (loss) from Continuing Operations, before tax	9,639	9.5%	(2,879)	(7.9)%	(24,201)	(17,441)	(12.7)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $332 for the three months ended September 30, 2015, have been eliminated.

	As of and for the nine months ended September 30, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$512,631		$80,067			$592,698
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$301,556	100.0%	$102,730	100.0%		$404,286	100.0%
Provision for Loan Losses	84,627	28.1%	67,577	65.8%		152,204	37.6%
Other Operating Expenses	138,451	45.9%	19,527	19.0%		157,978	39.1%
Operating Gross Profit	78,478	26.0%	15,626	15.2%		94,104	23.3%
Interest Expense, net	29,241	9.7%	15,437	15.0%		44,678	11.1%
Depreciation and Amortization	3,290	1.1%	845	0.8%		4,135	1.0%
Market Value of Stock Repurchase Obligation	120		—			120	—%
Other Corporate Expenses (a)	—		—		66,722	66,722	16.5%
Income (loss) from Continuing Operations, before tax	45,827	15.2%	(656)	(0.6)%	(66,722)	(21,551)	(5.3)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $1,569 for the nine months ended September 30, 2015, have been eliminated.

Note 13. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and  the U.S. statutory rate is primarily due to non-deductible expenses, state taxes and changes in valuation allowance. The Company had unrecognized tax benefits of $-0- at September 30, 2016 and December 31, 2015.

At September 30, 2016, the Company had gross deferred tax assets of $28,294 and a net deferred tax liability of $8,885. At December 31, 2015, the Company had gross deferred tax assets of $46,441 and a net deferred tax asset of $5,165. A valuation allowance of $37,178 and $41,276 was recognized at September 30, 2016 and December 31, 2015, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

The Company settled the examination of its 2013 and 2014 federal income tax returns by the Internal Revenue Service (“IRS”) during the third quarter of 2016. The $191 decrease in unrecognized tax benefits during the third quarter is a result of concluding the exam. The Company does not believe an increase in its unrecognized tax benefits is necessary as a result of the IRS audit results.

Note 14. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2016, and December 31, 2015, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $39,117 and $40,552, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $2,864 and $2,610 as of September 30, 2016 and December 31, 2015, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

The Company provided a $6,000 temporary line of credit to the Buyer of Florida II as part of the consideration. The line of credit is a form of subordinated financial support that represents a variable interest in Florida II. The Company did not have the power to direct of the activities that most significantly impact the performance of Florida II, therefore, the Company has determined that it is not the primary beneficiary of Florida II and did not consolidate Florida II.  The remaining obligation was satisfied in May 2016 as part of the transaction described in Note 10.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company’s Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the “Alabama Revolving Credit Agreement”). Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $6.67 million. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

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

Note 16. Supplemental Condensed Consolidating Guarantor and Non‑ Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of September 30, 2016, and December 31, 2015, and for the nine months ended September 30, 2016, and 2015, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Florida II, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CSSC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, and was sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules. Florida II is not included in the September 30, 2016 Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

The supplemental guarantor information required by GAAP distinguishes between non-guarantor and guarantor financial information based on the legal entities and the guarantor requirements contained in the Indentures governing the 2019 notes, 2020 notes, and the Company’s revolving credit agreement. ASC 350-20, Intangibles - Goodwill and Other, however, requires that goodwill be allocated to reporting units irrespective of which legal entity the goodwill is associated with.  When a portion of a reporting unit is sold, goodwill is allocated to the business disposed of based on the relative fair values of the business sold and the retained portion of the reporting unit. The sale of Florida II, during the first quarter of 2016, resulted in a reduction of goodwill of $5,691 for the Company’s Retail services segment, with the remaining goodwill of approximately $25,344 allocated to Florida II’s guarantor parent. The book loss on the sale of Florida II is $1,569 whereas the tax loss on the sale of Florida II is $24,062. For tax purposes, all of the goodwill associated with the original Florida II acquisition is written off, which reflects the difference in the book and tax treatment of goodwill associated with an individual acquisition.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$72,714	$40,894	$—	$113,608
Restricted cash	—	3,440	—	—	3,440
Finance receivables, net	—	72,035	20,086	—	92,121
Short-term investments, certificates of deposit	—	400	—	—	400
Card related pre-funding and receivables	—	1,328	—	—	1,328
Other current assets	—	29,185	1,871	(10,108)	20,948
Total current assets	—	179,102	62,851	(10,108)	231,845
Noncurrent Assets
Investment in Subsidiaries	352,059	—	—	(352,059)	—
Finance receivables, net	—	7,177	—	—	7,177
Leasehold improvements and equipment, net	—	37,459	—	—	37,459
Goodwill	—	112,997	—	—	112,997
Other intangible assets	—	1,536	—	—	1,536
Security deposits	—	2,595	—	—	2,595
Total assets	$352,059	$340,866	$62,851	$(362,167)	$393,609
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$36,656	$(66)	$(1,817)	$34,773
Money orders payable	—	7,981	—	—	7,981
Accrued interest	11,292	21	2,619	(2,438)	11,494
Current portion of capital lease obligation	—	1,268	—	—	1,268
Current portion of lines of credit	31,474	(29,244)	—		2,230
Current portion of subsidiary note payable	—	111	8,060	—	8,171
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	3,073	—	—	3,073
Total current liabilities	42,766	19,866	16,466	(10,108)	68,990
Noncurrent Liabilities
Lease termination payable	—	1,133	—	—	1,133
Capital lease obligation	—	523	—	—	523
Lines of credit	—	31,474	—	—	31,474
Subsidiary note payable	—	1,962	39,237	—	41,199
Senior secured notes	246,630	—	—	—	246,630
Deferred revenue	—	11,330	—	—	11,330
Deferred tax liability	—	8,885	—	—	8,885
Total liabilities	289,396	75,173	55,703	(10,108)	410,164
Stockholders' Equity	62,663	265,693	7,148	(352,059)	(16,555)
Total liabilities and stockholders' equity	$352,059	$340,866	$62,851	$(362,167)	$393,609

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$69,986	$28,955	$—	$98,941
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	96,088	23,616	—	119,704
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,674	—	—	1,674
Other current assets	—	33,292	2,661	(18,929)	17,024
Total current assets	—	205,615	55,232	(18,929)	241,918
Noncurrent Assets
Investment in Subsidiaries	378,548	17,156	—	(395,704)	—
Finance receivables, net	—	8,797	—	—	8,797
Leasehold improvements and equipment, net	—	43,300	2,785	—	46,085
Goodwill	—	121,533	31,035	—	152,568
Other intangible assets	—	1,748	165	—	1,913
Security deposits	—	2,943	155	—	3,098
Deferred tax asset, net	—	5,165	—	—	5,165
Total assets	$378,548	$406,257	$89,372	$(414,633)	$459,544
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$35,612	$11,012	$(12,008)	$34,616
Money orders payable	—	10,486	747	—	11,233
Accrued interest	6,420	6	1,849	(1,568)	6,707
Current portion of capital lease obligation	—	1,447	120	—	1,567
Current portion of related party Florida seller notes	—	—	10,097	—	10,097
Current portion of subsidiary note payable	—	211	—	—	211
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,154	—	—	3,154
Total current liabilities	6,420	50,916	29,178	(18,929)	67,585
Noncurrent Liabilities
Lease termination payable	—	1,266	56	—	1,322
Capital lease obligation	—	1,430	55	—	1,485
Stock repurchase obligation	—	—	3,130	—	3,130
Lines of credit	26,625	—	—	—	26,625
Subsidiary note payable	—	931	34,575	—	35,506
Senior secured notes	347,913	—	—	—	347,913
Total liabilities	380,958	54,543	66,994	(18,929)	483,566
Stockholders' Equity (Deficit)	(2,410)	351,714	22,378	(395,704)	(24,022)
Total liabilities and stockholders' equity	$378,548	$406,257	$89,372	$(414,633)	$459,544

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$138,486	$44,403	$—	$182,889
Credit service fees	—	65,188	—	—	65,188
Check cashing fees	—	36,508	545	—	37,053
Card fees	—	6,074	38	—	6,112
Dividend	—	12,000	—	(12,000)	—
Other	—	16,861	442	(880)	16,423
Total revenues	—	275,117	45,428	(12,880)	307,665

Operating expenses:
Salaries and benefits	—	52,312	613	—	52,925
Provision for loan losses	—	64,171	25,193	—	89,364
Occupancy	—	19,942	253	(11)	20,184
Advertising and marketing	—	6,026	4	—	6,030
Lease termination costs	—	1,272	4	—	1,276
Depreciation and amortization	—	7,620	78	—	7,698
Other	—	40,038	509	—	40,547
Total operating expenses	—	191,381	26,654	(11)	218,024
Operating gross profit	—	83,736	18,774	(12,869)	89,641

Corporate expenses	—	63,970	424	—	64,394
Intercompany management fee	—	(1,993)	1,993	—	—
Depreciation and amortization	—	3,708	8	—	3,716
Interest expense, net	26,499	639	7,037	(869)	33,306
Interest expense allocation	(26,499)	26,499	—	—	—
Loss on sale of subsidiaries	—	4,106	—	—	4,106
Gain on debt extinguishment	(65,117)	—	—	—	(65,117)
Goodwill impairment	—	28,949	—	—	28,949
Total corporate and other expenses	(65,117)	125,878	9,462	(869)	69,354
Income (loss) before income taxes	65,117	(42,142)	9,312	(12,000)	20,287
Provision (benefit) for income taxes	45,101	(29,188)	6,450	(8,312)	14,051
Net income (loss)	$20,016	$(12,954)	$2,862	$(3,688)	$6,236

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$189,330	$59,792	$—	$249,122
Credit service fees	—	80,979	—	—	80,979
Check cashing fees	—	46,204	9,850	(7,100)	48,954
Card fees	—	6,237	388	—	6,625
Dividend	—	19,750	—	(19,750)	—
Other	—	18,817	2,344	(2,555)	18,606
Total revenues	—	361,317	72,374	(29,405)	404,286

Operating expenses:
Salaries and benefits	—	55,829	5,029	—	60,858
Provision for loan losses	—	120,498	31,706	—	152,204
Occupancy	—	20,330	2,561	(23)	22,868
Advertising and marketing	—	19,977	557	(1,569)	18,965
Lease termination costs	—	3,036	418	—	3,454
Depreciation and amortization	—	6,775	687	—	7,462
Other	—	48,014	3,457	(7,100)	44,371
Total operating expenses	—	274,459	44,415	(8,692)	310,182
Operating gross profit	—	86,858	27,959	(20,713)	94,104

Corporate expenses	—	65,491	1,393	(162)	66,722
Intercompany management fee	—	(2,729)	2,729	—	—
Depreciation and amortization	—	3,629	506	—	4,135
Interest expense, net	38,468	294	6,717	(801)	44,678
Interest expense allocation	(38,468)	37,306	1,162	—	—
Market value of stock repurchase obligation	—	—	120	—	120
Total corporate and other expenses	—	103,991	12,627	(963)	115,655
Income (loss) before income taxes	—	(17,133)	15,332	(19,750)	(21,551)
Provision (benefit) for income taxes	—	(6,500)	5,816	(7,491)	(8,175)
Net income (loss)	$—	$(10,633)	$9,516	$(12,259)	$(13,376)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$32,597	$41,415	$29,337	$103,349
Cash flows from investing activities
Net receivables originated	—	(34,754)	(27,763)	(62,517)
Net acquired assets, net of cash	—	(296)	—	(296)
Purchase of leasehold improvements and equipment	—	(7,486)	(9)	(7,495)
Net cash used in investing activities	—	(42,536)	(27,772)	(70,308)
Cash flows from financing activities
Repurchase of senior secured notes	(38,809)	—	—	(38,809)
Proceeds from subsidiary note	—	1,165	13,100	14,265
Payments on subsidiary note	—	(218)	—	(218)
Proceeds from CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations	—	(1,022)	(10)	(1,032)
Proceeds on lines of credit	4,500	2,250	—	6,750
Intercompany activities	—	—	—	—
Debt issuance costs	1,712	(46)	(996)	670
Net cash provided by (used in) financing activities	(32,597)	1,629	12,594	(18,374)
Net increase in cash and cash equivalents	—	508	14,159	14,667
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$70,494	$43,114	$113,608

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$13,130	$97,659	$43,063	$153,852
Cash flows from investing activities
Net receivables originated	—	(106,839)	(28,679)	(135,518)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(15,506)	(825)	(16,331)
Net cash used in investing activities	—	(123,155)	(29,504)	(152,659)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Payments on subsidiary note	—	(370)	—	(370)
Payments on related party Florida seller notes	—	—	(1,500)	(1,500)
Payments on capital lease obligations, net	—	(1,270)	(91)	(1,361)
Net payments on lines of credit	27,200	—	—	27,200
Intercompany activities	(39,458)	39,458	—	—
Debt issuance costs	(872)	(162)	(68)	(1,102)
Net cash provided by (used in) financing activities	(13,130)	37,656	741	25,267
Net increase in cash and cash equivalents	—	12,160	14,300	26,460
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$—	$75,532	$28,662	$104,194

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

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of September 30, 2016, we operated 511 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 32 states.

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

Factors Affecting Our Results of Operations

Acquisition and Disposition of Businesses

On February 1, 2016, Buckeye Check Cashing of Florida Inc. (“BCC Florida”), a wholly-owned subsidiary of the Company, completed the sale of the membership interests of Buckeye Check Cashing of Florida II LLC (“Florida II”) to Buckeye Check Cashing of Florida III, LLC (“Buyer”). Florida II operated 43 stores in the south Florida market at the transaction date and was part of the Company’s Retail financial service operating segment. Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

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

On May 18, 2016, BCC Florida, a wholly-owned subsidiary of CCFI, acquired five south Florida retail locations, previously owned by Florida II, from the subsequent purchaser of Florida II. BCC Florida agreed to accept the assets of the five retail locations in exchange for satisfying the Buyer’s remaining obligation of the line of credit, net of loan loss reserve, from the sale of Florida II.  The transaction resulted in a pre-tax gain of $0.3 million during the second quarter of 2016 which is included as corporate expenses on the consolidated statement of operations.

On July 1, 2016, Community Choice Financial Inc.’s indirect subsidiaries, Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., and Buckeye Check Cashing, Inc., entered into a swap transaction (the “transaction”) with QC Holdings, Inc., and QC Financial Services, Inc. (collectively “QC”).  As part of the transaction, the Company’s subsidiaries acquired QC Financial Services of California, Inc., which operates sixty retail locations, and thirty-eight retail locations in Ohio, Mississippi, Arizona and Alabama from QC. These new stores will be accounted for as an acquisition.  Also as part of the transaction, the Company transferred to QC, Buckeye Check Cashing of Illinois LLC, Buckeye Check Cashing of Kansas LLC, Buckeye Title Loans of Kansas LLC, Buckeye Check Cashing of Missouri LLC, Buckeye Title Loans of Missouri LLC, Buckeye Check Cashing of Utah, Inc., and Buckeye Title Loans of Utah LLC, and the thirty-three retail locations operated by these entities.

Other than the transfer of the equity interests and assets, the transaction did not provide for the payment or receipt of any other consideration by the Company’s subsidiaries or by QC, other than customary post-closing adjustments.  In entering into the transaction, the Company’s subsidiaries and QC each concluded that the net value of the equity interests and other assets received by QC are substantially equal to the net value of the equity interests and other assets received by the Company’s subsidiaries.

Retail Platform

During the nine months ended September 30, 2016, the Company acquired one hundred and three retail locations, closed forty-one retail locations, and sold seventy-six retail locations.  The closed or sold retail locations had direct costs of $31.5 million for the prior twelve months from the date of closure and $11.0 million during the nine months ended September 30, 2016.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2015, and the nine months ended September 30, 2016.

	December 31,	September 30,
	2015	2016
# of Locations
Beginning of Period	530	525
Acquired (a)	-	103
Opened	31	-
Sold (a)	-	76
Closed	36	41
End of Period	525	511

Number of states served by our internet operations	30	32

(a) Amounts include the ninety-eight locations acquired and thirty-three locations divested as part of the swap transaction with QC Holdings in 2016.

The following table provides the geographic composition of our physical locations as of December 31, 2015, and September 30, 2016:

	December 31,	September 30,
	2015	2016
Alabama	42	46
Arizona	33	39
California	149	192
Florida	61	19
Indiana	21	21
Illinois	12	—
Kansas	5	—
Kentucky	15	15
Michigan	14	14
Mississippi	-	7
Missouri	7	—
Ohio	95	100
Oregon	2	2
Tennessee	27	25
Utah	10	—
Virginia	32	31
	525	511

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. In the third quarter of 2015, the Company ceased all international operations in order to focus on its domestic operations.

Changes in Legislation

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. We do not expect the findings from these exams to result in a material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans.  The CFPB accepted comments on the proposed rules through October 7, 2016.  The CFPB proposal anticipates that the final rules will become effective fifteen months after publication in the Federal Register.  When publication will occur in the Federal Register will be determined by the number and substance of the comments that the CFPB received on the proposed rules, but we expect that the final rules will be effective in late 2018 or in early 2019. At this time, we are unable to predict what the final version of these rules will be or their impact on our business.

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

Strategic Initiatives

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans, which the Company expects to be final in late 2018 or in early 2019. In anticipation of these rules, the Company enacted several strategic initiatives focused on consolidating underperforming locations, rationalizing headcount, expenses, and portfolios. The QC transaction, while resulting in a net increase in store count, reduced our retail footprint to enable our ongoing consolidation initiatives. The objectives of these strategic initiatives along with ongoing investments in compliance, risk, and information technology is to position the Company for maximum value post the effective date of the proposed rules.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 17.7% and 16.5% of short-term consumer loans at December 31, 2015, and September 30, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 13.7% and 11.4% of medium-term consumer loans at December 31, 2015, and September 30, 2016, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2015, and September 30, 2016, were $128.5 million and $99.3 million, respectively. The allowance for loan losses as of December 31, 2015, and September 30, 2016, were $23.9 million and $16.9 million, respectively. At December 31, 2015, and September 30, 2016, the allowance for loan losses was 15.7% and 14.6%, respectively, of total finance receivables, net of unearned advance fees, reflecting a higher mix of medium-term loans, which have higher allowances for loan losses.

Finance receivables, net as of December 31, 2015, and September 30, 2016, are as follows (in thousands):

	December 31,	September 30,
	2015	2016
Finance Receivables, net of unearned advance fees	$152,393	$116,240
Less: Allowance for loan losses	23,892	16,942
Finance Receivables, Net	$128,501	$99,298

The total changes to the allowance for loan losses for the three months ended September 30, 2015 and 2016 and the nine months ended September 30, 2015 and 2016, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Allowance for loan losses
Beginning of Period	$18,302	$29,283	$23,892	$30,363
Provisions for loan losses	24,058	46,954	65,092	116,913
Charge-offs, net	(25,418)	(45,106)	(72,042)	(116,145)
End of Period	$16,942	$31,131	$16,942	$31,131
Allowance as a percentage of finance receivables, net of unearned advance fees	14.6%	17.9%	14.6%	17.9%

The provision for loan losses for the three months ended September 30, 2015, and 2016 includes losses from returned items from check cashing of $2.5 million and $1.7 million, respectively, and third party lender losses of $10.9 million and $6.9 million, respectively. The provision for loan losses for the nine months ended September 30, 2015, and 2016 includes losses from returned items from check cashing of $7.0 million and $4.6 million, respectively, and third party lender losses of $28.2 million and $19.6 million, respectively.

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

The Company divested its interests in Florida II in February 2016, as described in Note 10. At this time, the test resulted in no impairment of goodwill.

On July 1, 2016, the Company entered into a swap transaction and transferred its interests in Illinois, Kansas, Missouri, and Utah as described in Note 10. The test concluded that the Retail financial services reporting unit was impaired by $28.9 million as of July 1, 2016 as described in Note 4.

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

As of December 31, 2015, the Company recorded a partial valuation allowance on its existing deferred tax assets as it was more likely than not that approximately $5.2 million of net deferred tax assets would be realized in 2016. Based on pre-tax income of $20.3 million for the nine months ended September 30, 2016 and the reversal of temporary items, the Company had support to realize approximately $5.2 million of net deferred tax assets. In addition, due to transactions during the nine months ended September 30, 2016, the Company has additional book basis goodwill in excess of tax basis goodwill. As a result, the Company recorded $14.1 million of deferred tax expense and has $8.9 million of deferred tax liabilities as of September 30, 2016.

The Company settled the examination of its 2013 and 2014 federal income tax returns by the Internal Revenue Service (“IRS”) during the third quarter of 2016.  The Company does not believe an increase in its unrecognized tax benefits is necessary as a result of the IRS audit results.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 16 to the unaudited financial statements during the nine months ended September 30, 2016, we had six non-guarantor subsidiaries. As of September 30, 2016, of the entities classified as “Non-Guarantor Subsidiaries”, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes.  Florida II was acquired on July 31, 2012, and sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of September 30, 2016 and December 31, 2015, these unrestricted subsidiaries had total assets of $62.9 million and $89.4 million and total liabilities of $55.7 million and $67.0 million, respectively. For the nine months ended September 30, 2016 and 2015, they had total revenues of $45.4 million and $72.4 million, total operating expenses of $26.7 million and $44.4 million, and income before income taxes of $9.3 million and $15.3 million, respectively.

Florida II is not included in the September 30, 2016, Balance Sheet as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016.

The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and did not have material assets, liabilities, revenue or expenses during the period presented.

Results of Operations

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

The following table sets forth key operating data for the three months ended September 30, 2015 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Total Revenues	$137,588	$101,779	$(35,809)	(26.0%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	19,722	17,577	(2,145)	(10.9%)	14.3%	17.3%
Provision for losses	60,378	32,617	(27,761)	(46.0%)	43.9%	32.0%
Occupancy	7,572	6,946	(626)	(8.3%)	5.5%	6.8%
Advertising and marketing	6,662	813	(5,849)	(87.8%)	4.8%	0.8%
Lease termination	2,628	175	(2,453)	(93.3%)	1.9%	0.2%
Depreciation and amortization	2,578	2,424	(154)	(6.0%)	1.9%	2.4%
Other operating expenses	15,534	12,611	(2,923)	(18.8%)	11.3%	12.4%
Total Operating Expenses	115,074	73,163	(41,911)	(36.4%)	83.6%	71.9%
Income from Operations	22,514	28,616	6,102	27.1%	16.4%	28.1%
Corporate and other expenses
Corporate expenses	23,984	19,799	(4,185)	(17.4%)	17.4%	19.5%
Depreciation and amortization	1,325	1,285	(40)	(3.0%)	1.0%	1.2%
Interest expense, net	15,319	10,996	(4,323)	(28.2%)	11.1%	10.8%
Loss on sale of subsidiaries	—	2,537	2,537	100.0%	0.0%	2.5%
Gain on debt extinguishment	—	(2,265)	(2,265)	(100.0%)	0.0%	(2.2%)
Market value of stock repurchase obligation	(890)	—	890	(100.0%)	(0.6%)	0.0%
Goodwill impairment	—	28,949	28,949	100.0%	0.0%	28.4%
Income tax expense (benefit)	(6,536)	7,731	14,267	(218.3%)	(4.8%)	7.6%
Total corporate and other expenses	33,202	69,032	35,830	107.9%	24.1%	67.8%
Net loss before management fee	(10,688)	(40,416)	(29,728)	278.1%	(7.8%)	(39.7%)
Sponsor management fee	217	209	(8)	(3.7%)	0.2%	0.2%
Net loss	$(10,905)	$(40,625)	$(29,720)	$272.5%	(7.9%)	(39.9%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended September 30, 2015 and 2016:

	Three Months Ended
	September 30,
	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$368,714	$289,774
Number of loan transactions (in thousands)	970	811
Average new loan size	$380	$357
Average fee per new loan	$48.06	$46.80
Loan loss provision	$21,554	$10,896
Loan loss provision as a percentage of loan volume	5.8%	3.8%
Secured loans as percentage of total at September 30th	17.3%	16.5%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$96,131	$57,469
Number of loans outstanding	74,301	45,373
Average balance outstanding	$1,294	$1,253
Weighted average monthly percentage rate	17.1%	16.1%
Allowance as a percentage of finance receivables	27.9%	25.4%
Loan loss provision	$25,400	$13,162
Secured loans as percentage of total at September 30th	11.6%	11.4%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$633,889	$511,705
Number of checks cashed (in thousands)	1,118	995
Face amount of average check	$567	$514
Average fee per check	$13.88	$11.78
Returned check expense	$2,518	$1,665
Returned check expense as a percent of face amount of checks cashed	0.4%	0.3%

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$46,637	$37,960	$(8,677)	(18.6%)	33.8%	37.3%
Medium-term Consumer Loan Fees and Interest	39,456	23,093	(16,363)	(41.5%)	28.7%	22.7%
Credit Service Fees	28,045	21,915	(6,130)	(21.9%)	20.4%	21.5%
Check Cashing Fees	15,516	11,723	(3,793)	(24.4%)	11.3%	11.5%
Prepaid Debit Card Services	2,142	1,924	(218)	(10.2%)	1.6%	1.9%
Other Income	5,792	5,164	(628)	(10.8%)	4.2%	5.1%
Total Revenue	$137,588	$101,779	$(35,809)	(26.0%)	100.0%	100.0%

For the three months ended September 30, 2016, total revenue decreased by $35.8 million, or 26.0%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the consolidation of retail stores,  the sale of Florida II, and the entities divested in the QC transaction.

Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2016, decreased $8.7 million, or 18.6%, compared to the same period in 2015. The decrease is primarily due to the consolidation of retail locations, the sale of Florida II, and changes to the regulations and products offered in a certain market.

Revenue from medium-term consumer loans for the three months ended September 30, 2016, decreased $16.4 million, or 41.5%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance and the entities divested in the QC transaction, which resulted in fewer retail locations offering this product.

Revenue from credit service fees for the three months ended September 30, 2016, decreased $6.1 million, or 21.9%, compared to the same period in 2015. Credit service fee revenue decreased as the result of a strategic emphasis on portfolio performance and rationalization.

Revenue from check cashing fees for the three months ended September 30, 2016, decreased $3.8 million, or 24.4%, compared to the same period in 2015. The decrease is primarily due to the sale of Florida II and the entities divested in the QC transaction.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$19,722	$17,577	$(2,145)	(10.9%)	14.3%	17.3%
Provision for Loan Losses	60,378	32,617	(27,761)	(46.0%)	43.9%	32.0%
Occupancy	7,572	6,946	(626)	(8.3%)	5.5%	6.8%
Depreciation & Amortization	2,578	2,424	(154)	(6.0%)	1.9%	2.4%
Advertising & Marketing	6,662	813	(5,849)	(87.8%)	4.8%	0.8%
Bank Charges	1,523	1,406	(117)	(7.7%)	1.1%	1.4%
Store Supplies	627	540	(87)	(13.9%)	0.5%	0.5%
Collection Expenses	823	566	(257)	(31.2%)	0.6%	0.6%
Telecommunications	1,559	1,112	(447)	(28.7%)	1.1%	1.1%
Security	624	629	5	0.8%	0.5%	0.6%
License & Other Taxes	332	369	37	11.1%	0.2%	0.4%
Lease Termination Costs	2,628	175	(2,453)	(93.3%)	1.9%	0.2%
Loss on Asset Disposal	668	35	(633)	(94.8%)	0.5%	0.0%
Other Operating Expenses	9,378	7,954	(1,424)	(15.2%)	6.8%	7.8%
Total Operating Expenses	115,074	73,163	(41,911)	(36.4%)	83.6%	71.9%
Income from Operations	$22,514	$28,616	$6,102	27.1%	16.4%	28.1%

Total operating expenses have decreased as a percentage of revenue from 83.6% to 71.9% and income from operations has increased as a percentage of revenue from 16.4% to 28.1% for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily a result of the benefit of more restrictive underwriting.

Salaries and benefits decreased $2.1 million, or 10.9%, for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations, and the sale of Florida II.

The provision for loan losses decreased $27.8 million, or 46.0%, for the three months ended September 30, 2016 as compared to the same period in the prior year primarily related to portfolio rationalization and more restrictive underwriting.

Occupancy costs decreased $0.1 million, or 8.3%, for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations and the sale of Florida II.

Advertising and marketing expense decreased by $5.8 million, or 87.8%, for the three months ended September 30, 2016, as compared to the prior period, and decreased from 4.8% to 0.8% of revenue, reflecting a reduced focus on market share expansion.

Lease termination costs decreased $2.5 million, or 93.3%, for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily due to the smaller lease commitments of the stores closed in the current year.

Other operating expenses decreased $1.4 million, or 15.2%, for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in verification costs as the result of portfolio rationalization.

Operating leverage was negatively impacted by the QC transaction along with the shift in focus to portfolio rationalization. This was offset by the benefits of more restrictive underwriting resulting in an expansion in operating income and operating margin.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$23,984	$19,799	$(4,185)	(17.4%)	17.4%	19.4%
Depreciation & Amortization	1,325	1,285	(40)	(3.0%)	1.0%	1.3%
Sponsor Management Fee	217	209	(8)	(3.7%)	0.2%	0.2%
Interest expense, net	15,319	10,996	(4,323)	(28.2%)	11.1%	10.8%
Loss on Sale of Subsidiaries	—	2,537	2,537	100.0%	0.0%	2.5%
Gain on Debt Extinguishment	—	(2,265)	(2,265)	(100.0%)	0.0%	(2.2%)
Stock Repurchase Obligation	(890)	—	890	(100.0%)	(0.6%)	0.0%
Goodwill Impairment	—	28,949	28,949	100.0%	0.0%	28.4%
Income tax expense (benefit)	(6,536)	7,731	14,267	218.3%	(4.8%)	7.6%
Total Corporate and Other Expenses	$33,419	$69,241	$35,822	107.2%	24.3%	68.0%

The decrease in corporate expenses for the three months ended September 30, 2016 as compared to the prior year period is primarily the result of our cost containment initiatives.

Interest expense decreased $4.3 million, or 28.2%, for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily as a result of repurchases of our senior secured notes.

The $2.5 million loss on sale of a  subsidiary is the result of goodwill disposed of in the QC transaction.

The $2.3 million gain on debt extinguishment is the result of the Company repurchasing $4.6 million of its outstanding senior secured notes during the three months ended September 30, 2016.

The $0.1 million stock repurchase obligation was part of the consideration for the sale of the unrestricted subsidiary, Florida II.

The $28.9 million goodwill impairment was recorded when the Company determined that the Retail financial services segment was impaired after performing an analysis of the expected effects of the CFPB’s rules on future performance.

Income tax benefit increased by $14.3 million for the three months ended September 30, 2016 as compared to the same period in 2015 due to a decrease in the loss from operations and the effective tax rate.

Business Segment Results of Operations for the Three Months Ended September 30, 2016, and September 30, 2015

The following tables present summarized financial information for our segments:

	As of and for the three months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$79,767	100.0%	$22,012	100.0%		$101,779	100.0%
Provision for Loan Losses	21,158	26.6%	11,459	52.0%		32,617	32.1%
Other Operating Expenses	39,186	49.1%	1,360	6.2%		40,546	39.8%
Operating Gross Profit	19,423	24.3%	9,193	41.8%		28,616	28.1%
Interest Expense, net	8,672	10.9%	2,324	10.6%		10,996	10.8%
Depreciation and Amortization	1,076	1.3%	209	0.9%		1,285	1.3%
Goodwill Impairment	28,949	36.3%	—			28,949	28.4%
Loss on Sale of Subsidiaries	2,537	3.2%	—			2,537	2.5%
Gain on Debt Extinguishment (a)	—		—		(2,265)	(2,265)	(2.2)%
Other Corporate Expenses (a)	—		—		20,008	20,008	19.7%
Income (loss) from Continuing Operations, before tax	(21,811)	(27.3)%	6,660	30.3%	(17,743)	(32,894)	(32.3)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2016.

	As of and for the three months ended September 30, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$512,631		$80,067			$592,698
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$101,029	100.0%	$36,559	100.0%		$137,588	100.0%
Provision for Loan Losses	33,588	33.2%	26,790	73.3%		60,378	43.9%
Other Operating Expenses	47,734	47.3%	6,962	19.0%		54,696	39.7%
Operating Gross Profit	19,707	19.5%	2,807	7.7%		22,514	16.4%
Interest Expense, net	9,908	9.8%	5,411	14.8%		15,319	11.1%
Depreciation and Amortization	1,050	1.0%	275	0.8%		1,325	1.0%
Market Value of Stock Repurchase Obligation	(890)	(0.9)%	—			(890)	(0.6)%
Other Corporate Expenses (a)	—		—		24,201	24,201	17.6%
Income (loss) from Continuing Operations, before tax	9,639	9.5%	(2,879)	(7.9)%	(24,201)	(17,441)	(12.7)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $0.3 million for the three months ended September 30, 2015 have been eliminated.

Retail Financial Services

Retail financial services represented 78.4%, or $79.8 million, of consolidated revenues for the three months ended September 30,  2016, which was a decrease of $21.3 million, or 21.0%, over the prior period, primarily due to heightened underwriting standards, the consolidation of underperforming retail locations, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 33.2% to 26.6% for the three months ended September 30, 2016 over the prior period reflecting the benefits of our focus on portfolio performance.

Internet Financial Services

For the three months ended September 30, 2016, total revenues contributed by our Internet financial services segment was $22.0 million, a decrease of $14.5 million, or 39.8%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 73.3% to 52.0% and operating gross profit increased as a percentage of revenue from 7.7% to 41.8% for the three months ended September 30, 2016 over the prior period reflecting the benefits of our heightened underwriting standards and a rationalization of our internet portfolios.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

The following table sets forth key operating data for the nine months ended September 30, 2015, and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Total Revenues	$404,286	$307,665	$(96,621)	(23.9%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	60,858	52,925	(7,933)	(13.0%)	15.1%	17.2%
Provision for losses	152,204	89,364	(62,840)	(41.3%)	37.6%	29.0%
Occupancy	22,868	20,184	(2,684)	(11.7%)	5.7%	6.6%
Advertising and marketing	18,965	6,030	(12,935)	(68.2%)	4.7%	2.0%
Lease termination	3,454	1,276	(2,178)	(63.1%)	0.8%	0.4%
Depreciation and amortization	7,462	7,698	236	3.2%	1.8%	2.5%
Other operating expenses	44,371	40,547	(3,824)	(8.6%)	11.0%	13.2%
Total Operating Expenses	310,182	218,024	(92,158)	(29.7%)	76.7%	70.9%
Income from Operations	94,104	89,641	(4,463)	(4.7%)	23.3%	29.1%
Corporate and other expenses
Corporate expenses	65,984	63,820	(2,164)	(3.3%)	16.3%	20.7%
Depreciation and amortization	4,135	3,716	(419)	(10.1%)	1.0%	1.2%
Interest expense, net	44,678	33,306	(11,372)	(25.5%)	11.1%	10.8%
Loss on sale of subsidiaries	—	4,106	4,106	100.0%	0.0%	1.3%
Gain on debt extinguishment	—	(65,117)	(65,117)	(100.0%)	0.0%	(21.2%)
Market value of stock repurchase obligation	120	—	(120)	(100.0%)	0.0%	0.0%
Goodwill impairment	—	28,949	28,949	100.0%	0.0%	9.4%
Income tax expense (benefit)	(8,175)	14,051	22,226	(271.9%)	(2.0%)	4.7%
Total corporate and other expenses	106,742	82,831	(23,911)	(22.4%)	26.4%	26.9%
Net income (loss) before management fee	(12,638)	6,810	19,448	153.9%	(3.1%)	2.2%
Sponsor management fee	738	574	(164)	(22.2%)	0.2%	0.2%
Net Income (Loss)	$(13,376)	$6,236	$19,612	146.6%	(3.3%)	2.0%

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2015, and 2016:

	Nine Months Ended
	September 30,
	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,079,340	$811,527
Number of loan transactions (in thousands)	2,805	2,242
Average new loan size	$385	$362
Average fee per new loan	$48.58	$48.27
Loan loss provision	$51,831	$29,595
Loan loss provision as a percentage of loan volume	4.8%	3.6%
Secured loans as percentage of total at September 30th	17.3%	16.5%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$96,131	$57,469
Number of loans outstanding	74,301	45,373
Average balance outstanding	$1,294	$1,253
Weighted average monthly percentage rate	17.1%	16.1%
Allowance as a percentage of finance receivables	27.9%	25.4%
Loan loss provision	$65,082	$35,497
Secured loans as percentage of total at September 30th	11.6%	11.4%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,981,805	$1,602,065
Number of checks cashed (in thousands)	3,344	3,062
Face amount of average check	$593	$523
Average fee per check	$14.64	$12.10
Returned check expense	$7,057	$4,642
Returned check expense as a percent of face amount of checks cashed	0.4%	0.3%

Revenue

	Nine Months Ended September 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$136,288	$108,213	$(28,075)	(20.6%)	33.7%	35.2%
Medium-termConsumer Loan Fees and Interest	112,834	74,676	(38,158)	(33.8%)	27.9%	24.3%
Credit Service Fees	80,979	65,188	(15,791)	(19.5%)	20.0%	21.2%
Check Cashing Fees	48,954	37,053	(11,901)	(24.3%)	12.1%	12.0%
Prepaid Debit Card Services	6,625	6,112	(513)	(7.7%)	1.6%	2.0%
Other Income	18,606	16,423	(2,183)	(11.7%)	4.7%	5.3%
Total Revenue	$404,286	$307,665	$(96,621)	(23.9%)	100.0%	100.0%

For the nine months ended September 30, 2016, total revenue decreased by $96.6 million, or 23.9%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the consolidation of stores, and the sale of Florida II.

Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2016, decreased $28.1 million, or 20.6%, compared to the same period in 2015. The decrease is primarily due to the consolidation of retail locations, the sale of Florida II,  and changes to the regulations and products offered in a certain market.

Revenue from medium-term consumer loans for the nine months ended September 30, 2016, decreased $38.2 million, or 33.8%, compared to the same period in 2015. The decrease is primarily due to a strategic shift towards portfolio performance, the consolidation of stores and the entities divested in the QC transaction, both of which resulted in fewer retail locations offering this product.

Revenue from credit service fees for the nine months ended September 30, 2016, decreased $15.8 million, or 19.5%, compared to the same period in 2015. Credit service fee revenue decreased reflecting the outcome of a focus on portfolio performance and rationalization.

Revenue from check cashing fees for the nine months ended September 30, 2016, decreased $11.9 million, or 24.3%, compared to the same period in 2015. The decrease is primarily due to the consolidation of retail locations and the sale of Florida II.

Operating Expenses

	Nine Months Ended September 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries and Benefits	$60,858	$52,925	$(7,933)	(13.0%)	15.1%	17.2%
Provision for Loan Losses	152,204	89,364	(62,840)	(41.3%)	37.6%	29.0%
Occupancy	22,868	20,184	(2,684)	(11.7%)	5.7%	6.6%
Depreciation & Amortization	7,462	7,698	236	3.2%	1.8%	2.5%
Lease Termination Costs	3,454	1,276	(2,178)	(63.1%)	0.9%	0.4%
Advertising & Marketing	18,965	6,030	(12,935)	(68.2%)	4.7%	2.0%
Bank Charges	4,404	4,104	(300)	(6.8%)	1.1%	1.3%
Store Supplies	2,161	1,543	(618)	(28.6%)	0.5%	0.5%
Collection Expenses	2,431	2,017	(414)	(17.0%)	0.6%	0.7%
Telecommunications	4,946	5,530	584	11.8%	1.2%	1.8%
Security	2,129	1,757	(372)	(17.5%)	0.5%	0.6%
License & Other Taxes	1,283	1,240	(43)	(3.4%)	0.3%	0.4%
Loss on Asset Disposal	1,017	1,445	428	42.1%	0.3%	0.5%
Other Operating Expenses	26,000	22,911	(3,089)	(11.9%)	6.4%	7.4%
Total Operating Expenses	310,182	218,024	(92,158)	(29.7%)	76.7%	70.9%
Income from Operations	$94,104	$89,641	$(4,463)	(4.7%)	23.3%	29.1%

Total operating expenses have decreased as a percentage of revenue from 76.7% to 70.9% and income from operations has increased as a percentage of revenue from 23.3% to 29.1% for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily as a result of the benefit of changes in underwriting and portfolio rationalization.

Salaries and benefits decreased $7.9 million, or 13.0%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations and the sale of Florida II.

The provision for loan losses decreased $62.8 million, or 41.3%, for the nine months ended September 30, 2016 as compared to the same period in the prior year. Provision for loan losses decreased as a percentage of revenue from 37.6% to 29.0% during the same period, which reflects the benefits of more restrictive underwriting and resulting contraction of the portfolio.

Occupancy costs decreased $2.7 million, or 11.7%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations and the sale of Florida II.

Advertising and marketing expense decreased by $12.9 million, or 68.2%, for the nine months ended September 30, 2016, as compared to the prior period, and decreased from 4.7% to 2.0% of revenue, reflecting a reduced focus on market share expansion.

Lease termination costs decreased $2.2 million, or 63.1%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to smaller lease commitments of the stores closed in the current year.

Other operating expenses decreased $3.1 million, or 11.9%, for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in verification costs as the result of portfolio rationalization.

Operating leverage was negatively impacted by the QC transaction along with the shift in focus to portfolio rationalization. This was offset by the benefits of more restrictive underwriting resulting in an expansion in operating income and operating margin.

Corporate and Other Expenses

	Nine Months Ended September 30,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$65,984	$63,820	$(2,164)	(3.3%)	16.3%	20.7%
Depreciation & Amortization	4,135	3,716	(419)	(10.1%)	1.0%	1.2%
Sponsor Management Fee	738	574	(164)	(22.2%)	0.2%	0.2%
Interest expense, net	44,678	33,306	(11,372)	(25.5%)	11.1%	10.9%
Loss on Sale of Subsidiaries	—	4,106	4,106	100.0%	0.0%	1.3%
Gain on Debt Extinguishment	—	(65,117)	(65,117)	(100.0%)	0.0%	(21.2%)
Stock Repurchase Obligation	120	—	(120)	(100.0%)	0.0%	0.0%
Goodwill Impairment	—	28,949	28,949	100.0%	0.0%	9.4%
Income tax expense (benefit)	(8,175)	14,051	22,226	271.9%	(2.0%)	4.6%
Total Corporate and Other Expenses	$107,480	$83,405	$(24,075)	(22.4%)	26.6%	27.1%

The decrease in corporate expenses for the nine months ended September 30, 2016, as compared to the prior year period, is primarily the result of our cost containment initiatives.

Interest expense decreased $11.4 million, or 25.5%, for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily as a result of repurchases of our senior secured notes.

The $4.1 million loss on sale of subsidiary are the sale of the unrestricted subsidiary, Florida II, and the QC transaction.

The $65.1 million gain on debt extinguishment is the result of the Company repurchasing $103.9 million of its outstanding senior secured notes during the nine months ended September 30, 2016.

The $0.1 million stock repurchase obligation was part of the consideration for the sale of the unrestricted subsidiary, Florida II.

The $28.9 million goodwill impairment was recorded when the Company determined that the Retail financial services segment was impaired after performing an analysis of the expected effects of the CFPB’s rules on future performance.

Income tax expense increased by $22.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the income tax effect of the gain on debt extinguishment.

Business Segment Results of Operations for the Nine Months Ended September 30, 2016, and September 30, 2015

The following tables present summarized financial information for our segments:

	As of and for the nine months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$235,463	100.0%	$72,202	100.0%		$307,665	100.0%
Provision for Loan Losses	50,836	21.6%	38,528	53.4%		89,364	29.1%
Other Operating Expenses	119,241	50.6%	9,419	13.0%		128,660	41.8%
Operating Gross Profit	65,386	27.8%	24,255	33.6%		89,641	29.1%
Interest Expense, net	22,706	9.6%	10,600	14.7%		33,306	10.8%
Depreciation and Amortization	3,052	1.3%	664	0.9%		3,716	1.2%
Goodwill Impairment	28,949	12.3%	—	—		28,949	9.4%
Loss on Sale of Subsidiaries	4,106	1.7%	—	—		4,106	1.3%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(21.2)%
Other Corporate Expenses (a)	—	—	—	—	64,394	64,394	20.9%
Income from Continuing Operations, before tax	6,573	2.8%	12,991	18.0%	723	20,287	6.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the nine months ended September 30, 2016.

	As of and for the nine months ended September 30, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$512,631		$80,067			$592,698
Goodwill	221,101		—			221,101
Other Intangible Assets	831		1,361			2,192
Total Revenues	$301,556	100.0%	$102,730	100.0%		$404,286	100.0%
Provision for Loan Losses	84,627	28.1%	67,577	65.8%		152,204	37.6%
Other Operating Expenses	138,451	45.9%	19,527	19.0%		157,978	39.1%
Operating Gross Profit	78,478	26.0%	15,626	15.2%		94,104	23.3%
Interest Expense, net	29,241	9.7%	15,437	15.0%		44,678	11.1%
Depreciation and Amortization	3,290	1.1%	845	0.8%		4,135	1.0%
Market Value of Stock Repurchase Obligation	120		—			120	—%
Other Corporate Expenses (a)	—		—		66,722	66,722	16.5%
Income (loss) from Continuing Operations, before tax	45,827	15.2%	(656)	(0.6)%	(66,722)	(21,551)	(5.3)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Intersegment revenues of $1.6 million for the nine months ending September 30, 2015, have been eliminated.

Retail Financial Services

Retail financial services represented 76.5%, or $235.5 million, of consolidated revenues for the nine months ended September 30, 2016, which was a decrease of $66.1 million, or 21.9%, over the prior period, primarily due to heightened underwriting standards, the consolidation of underperforming retail locations in the second half of 2015, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 28.1% to 21.6% and operating gross profit increased as a percentage of revenue from 26.0% to 27.8% for the nine months ended September 30, 2016 over the prior period reflecting the benefits of our focus on portfolio performance.

Internet Financial Services

For the nine months ended September 30, 2016, total revenues contributed by our Internet financial services segment was $72.2 million, a decrease of $30.5 million, or 29.7%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 65.8% to 53.4% and operating gross profit increased as a percentage of revenue from 15.2% to 33.6% for the nine months ended September 30, 2016, over the prior period reflecting the benefits of our heightened underwriting standards and portfolio rationalization.

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

Nine Month Cash Flow Analysis

The table below summarizes our cash flows for the nine months ended September 30, 2015, and 2016.

	Nine Months Ended
	September 30,
(in thousands)	2015	2016
Net Cash Provided by Operating Activities	$153,852	$103,349
Net Cash Used in Investing Activities	(152,659)	(70,308)
Net Cash Provided by (Used in) Financing Activities	25,267	(18,374)
Net Increase in Cash and Cash Equivalents	$26,460	$14,667

Cash Flows from Operating Activities.  During the nine months ended September 30, 2016, net cash provided by operating activities was $103.3 million compared to $153.9 million during the prior year comparable period, a decrease of $50.6 million. Cash flows from operating activities decreased primarily due to the decline in net income, net of the non-cash impact of provisioning and gain on debt extinguishment.

Cash Flows from Investing Activities.  During the nine months ended September 30, 2016, net cash used in investing activities was $70.3 million. The primary uses of cash were loan originations of $62.5 million and $7.5 million in capital expenditures. During the nine months ended September 30, 2015, net cash used in investing activities was $152.7 million, primarily attributable to loan originations and capital expenditures.

Cash Flows from Financing Activities.  During the nine months ended September 30, 2016, net cash used in financing activities was $18.4 million. The primary use of cash was $38.8 million in repurchases of the Company’s outstanding senior secured notes, partially offset by $14.3 million in proceeds from subsidiary notes and $6.8 million on lines of credit. During the nine months ended September 30, 2015, net cash provided by financing activities was $25.3 million, primarily due to draws on the Company’s revolving credit facility.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $31.7 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of September 30, 2016, and December 31, 2015, we were in compliance with these covenants.

The revolving credit facility previously due April 2015 was amended in March 2015 to be restructured as a $31.7 million revolving credit facility with an accordion feature that allows us to request an increase in the revolving credit facility of up to $40.0 million in total availability, so long as no event of default exists. The revolving credit facility is a two-year facility that was scheduled to mature on March 27, 2017. The interest rate was one-month LIBOR plus 14% with a 15% floor. The 1-month LIBOR rate was 0.52% and 0.24% at September 30, 2016, and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at September 30, 2016, and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 3.0% of the unused commitments.

On October 27, 2016, the Company entered into an amendment and extension of its existing revolving credit facility. The revolving credit facility, which was fully drawn at the closing of the amendment, is now structured as a $30.0 million revolving credit facility with an accordion feature that, so long as no default exists, allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is a scheduled to mature on March 30, 2018.  The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 85% of the aggregate commitment on or before December 31, 2017.  The covenants and borrowing base have not been amended.

The Alabama revolving credit facility was renewed in February 2016 with a maturity of July 2017.

For the nine months ended September 30, 2016, we repurchased $103.9 million of our senior secured notes resulting in a $65.1 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

During the nine months ended September 30, 2015, the Company spent $16.3 million on capital expenditures to fund new store growth. During the comparable period in 2016, the Company had ceased opening new stores and focused on maintaining existing stores and, therefore, capital expenditures declined to $7.5 million.

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

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at September 30, 2016 and our share of the note was $1.0 million.

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

Loan Portfolio

As of September 30, 2016, we offered loans in 35 states.  We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of September 30, 2016, and December 31, 2015, our total finance receivables net of unearned advance fees were approximately $116.2 million and $152.4 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loans. When a consumer executes an agreement with us under these programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2016, and December 31, 2015, the outstanding amount of active consumer loans guaranteed by us was $39.1 million and $40.6 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by us, was $2.9 million and $2.6 million as of September 30, 2016, and December 31, 2015, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of September 30, 2016, we had $335.7 million of indebtedness, of which, $33.95 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have an additional $4.1 million of undrawn availability under the lines of credit which are subject to variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

With the exception of risk that may arise from our concentration in certain markets since the swap transaction discussed in Note 10, which is addressed in this section 1A, there has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

A significant portion of our revenue is generated in California and a limited number of other states.

As of December 31, 2015, approximately 10.6% of our total gross finance receivables were held in Alabama, 9.1% were held in Arizona, 36.4% were held in California, 5.2% were held in Florida, and 9.4% were held in Virginia. As of September 30, 2016, approximately 11.9% of our total gross finance receivables were held in Alabama, 9.5% were held in Arizona, 44.4% were held in California, 3.0% were held in Florida, and 8.8% were held in Virginia. With the completion of the swap transaction with QC, we have increased our retail presence in California by 8.0%. As of December 31, 2015, the amount of loans guaranteed by us was $40.6 million, of which 84.1% were related to Ohio business. As a result, if any of the events noted in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 were to occur that impact our stores in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1

Omnibus asset and Equity Swap Agreement, dated as of June 30, 2016, by and between Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., Buckeye Check Cashing, Inc., QC Holdings, Inc., and QC Financial Services, Inc.

10.2	Second Amendment to Credit Agreement dated October 27, 2016 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2016
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2016 (unaudited); (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2016

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer