Form 10-K
period 2016-12-31
Community Choice Financial Inc.
filed 2017-03-29
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2016 was: 7,981,536 shares of common stock, $0.01 par value.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to the Company’s ability to grow internally;
•	risks related to the Company’s ability to compete;
•	risks related to the Company’s substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;
•	risks related to the Company’s ability to incur additional debt;
•	risks related to the Company’s ability to refinance its current indebtedness on commercially reasonable terms, if at all;
•	risks related to the Company’s ability to meet liquidity needs;
•	risks related to the Company’s ability to execute fully on cost savings initiatives;
•	risks associated with acquisition integration;
•	the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;
•	risks related to fluctuations in quarterly operating results and cashflow;
•	the risk that the Company will not be able to improve margins;
•	risks related to changes in or new government regulations;
•	risks related to the discontinuance of banking or merchant processing relationships;
•	risks related to possible impairment of goodwill and other intangible assets;
•	risks related to litigation, regulatory investigations and tax examinations;
•	risks related to negative perception of our business;
•	risks related to our ability to attract new customers;
•	risks related to our concentration in certain markets;
•	risks related to our reliance on third party product or service providers;
•	risks related to our use of and reliance on consumer credit information and errors in our underwriting models;

•	risks related to the Company’s dependence on senior management;
•	risks related to security and privacy breaches;
•	risks associated with technology;
•	risks related to the availability of qualified employees;
•	risks related to reliance on independent telecommunications service providers;
•	risks related to possible future terrorist attacks;
•	risks related to natural disasters or the threat or outbreak of war or hostilities;
•	risks that our controlling shareholders’ interest may conflict with the interests of other investors;
•	risks that our business may suffer if our trademarks or service marks are infringed;
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

PART I

ITEM 1.BUSINESS

Overview

Community Choice Financial Inc. (“CCFI”) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 518 retail storefronts across 12 states and are licensed to deliver similar financial services over the internet in 32 states. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including consumer loans, check cashing, prepaid debit cards, money transfers, bill payments, insurance, and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and, in many instances, more affordable than available alternatives.

Whether through our internet platform or retail locations, we strive to provide customers with unparalleled customer service. Our internet platform is easy to use and provides an alternative for customers who may prefer the convenience and benefits of the internet. Our retail locations are located in highly visible, accessible locations that allow customers convenience and immediate access to our services. Our professional work environment combines high employee performance standards, incentive-based pay and a wide array of training programs to incentivize our employees to provide superior customer service.

We serve the large and growing market of individuals who have limited or no access to traditional sources of consumer credit and financial services. A study published on  October 20, 2016, conducted by the FDIC, indicates that 26.9% of U.S. households are either unbanked or underbanked, representing approximately 66.7 million adults. As traditional financial institutions increase fees for consumer services, such as checking accounts and debit cards, and tighten credit standards as a result of economic and other market driven developments, consumers have looked elsewhere for less expensive and more convenient alternatives to meet their financial needs.

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

Locations and Operations

The following map illustrates the geography of our licensed operations as of December 31, 2016.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free‑standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. Substantially, all of our stores are leased. Our stores, on average, occupy approximately 1,913 square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•	CheckSmart;

•	Buckeye CheckSmart;

•	California Check Cashing Stores;

•	Cash 1 (pursuant to a license agreement);

•	Cash & Go;

•	First Virginia;

•	Buckeye Title Loans;

•	California Budget Finance (pursuant to a license agreement);

•	Quick Cash (pursuant to a license agreement);

•	PLS Financial Services (pursuant to a license agreement);

•	Easy Money; and

•	Check Cashing USA.

Our stores are typically open earlier and later than other financial service providers to service customers at hours most convenient to them.  Additionally, 10 of our stores are open 24 hours a day.

To complement our retail stores we are licensed to offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2016.

	December 31,	December 31,	December 31,
	2014	2015	2016
# of Locations
Beginning of Period	516	530	525
Acquired (a)	—	—	120
Opened	25	31	—
Sold (a)	—	—	76
Closed	11	36	51
End of Period	530	525	518

Number of states served by our internet operations	24	30	32

(a)

Amounts include the ninety-eight locations acquired and thirty-three locations disposed of as part of the swap transaction with QC Holdings in 2016. See Note 14 to the consolidated financial statements.

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

Our business is seasonal based on the liquidity and cash flow needs of our customers.  See “Seasonality” on page 62 for a further discussion of this seasonal effect.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the years ended December 31, 2015 and 2016:

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

The specific consumer loan products we offer vary by location, but generally include the following types of consumer loans:

•Short-Term Consumer Loans.  Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products are consumer loans that typically range in size from $100 to $1,000, whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer or facilitate this product over the internet and in 453 of our 518 stores. We, as the lender or third party lender, agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $5,000 and averaged approximately $363 during 2016. Fees charged vary from state to state, generally ranging from $8 to $18 per $100 borrowed. Secured short-term products are asset-based loans whereby the customer obtains cash and grants a security interest in collateral and the loan may be secured with a lien on the collateral. Secured loans with a maturity of 90 days or less represented  18.2% of short-term consumer loans at December 31, 2016.

•Medium-Term Consumer Loans.  In meeting our customers’ financial needs, we also offer unsecured and secured medium-term consumer loans. Principal amounts of unsecured medium-term products typically range from $100 to $5,000 and have maturities between three months and 36 months. These consumer loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The consumer loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these consumer loans over the internet and in 240 of our 518 stores. Secured medium-term products typically range from $750 to $5,000 and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in collateral and consumer may be secured with a lien on collateral. Secured consumer loans with a maturity greater than 90 days represented  10.2% of medium-term consumer loans at December 31, 2016.

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

As of December 31, 2016, our gross receivable for short-term and medium-term consumer loans was $113.0 million. We analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our consumer loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term and medium-term consumer loans, accounted for 61.6% and 59.2% of our revenue for the years ended December 31, 2015 and 2016, respectively.

Credit Service Fees.  The Company offers a fee-based credit service program (“CSO Program”) to assist consumers in obtaining credit in certain markets through limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. Credit service fees accounted for 20.2% and 21.6%, respectively, of our revenue for the years ended December 31, 2015 and 2016.

Check Cashing.  We offer check cashing services in 474 of our 518 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s tax identification number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss.  Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 11.9% and 12.0%, respectively, of our revenue for the years ended December 31, 2015 and 2016.

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

Prepaid debit card services accounted for 1.7% and 2.0%, respectively, of our revenue for the years ended December 31, 2015 and 2016.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services offered through our stores include money transfer, bill payment, money orders, insurance, and, international and domestic prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services and an automotive insurance program.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Revenue from other products and services, and collections surcharges are included in other income, which accounted for 4.6% and 5.2%, respectively, of our revenue for the years ended December 31, 2015 and 2016.

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

We develop our marketing strategies based in part on results from consumer research and data analysis and from insights gained from phantom-shopper programs. We are continuously testing new ways of communicating and promoting our products and services, which include direct mail, online advertising, print advertising, and telemarketing and enhanced bilingual communications.

Employees & Training

As of December 31, 2016, we had 2,819  employees.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

Customer service associates, store managers, district managers, regional managers and regional vice presidents must complete formal training programs. Those training programs include:

•management training programs that cover employee hiring, discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

•an annual operations conference, which is region specific, with all regional vice presidents, regional managers, district managers and store managers, and which covers topics such as customer service, safety and security, better delivery of services and compliance with legal and regulatory requirements and procedures;

•the use of a web-based training tool to augment our on-the-job training, and effectively deliver and document our mandatory annual consumer compliance and anti-money laundering training and testing;

•new operations employee training which consists of online and on-the-job training with experienced operations employees for a minimum of six weeks; and

•multiple programs in place to identify and develop exceptional store, district and regional managers.

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

Our online lending operations are handled through proprietary and commercial software that gives the customer a consistent experience online. The software records lending transactions, handles customer reporting, and facilitates the analysis and management of our loan portfolio.

The primary processing systems for our internet lending operations are located in an off-site, state-of-the-art co-location data center facility. These systems are linked to our primary operations center via a high bandwidth connection.  This internet operations center houses systems that support the back office operations.

We have developed and continue to invest in an analytical data warehouse and advanced reporting and analytical capabilities continue to improve our risk management and operational decision making.

Collections

Collection efforts are performed in call centers in Ohio and Arizona, enabling maximum efficiency and ensuring the application of standardized procedures and controls.  Collection practices comply with, as applicable, the stricter of federal or state regulations or industry best practices set forth by the trade associations of which we are members.  Depending upon the product, initial collection efforts are coordinated between the internal collection division and the retail location originating the loans.  As the receivable ages, collection responsibility shifts solely to the collections division.  The collections department attempts to resolve the account by communicating with consumers via letters and telephone calls.  If recovery efforts prove unsuccessful, the obligation may be sent to a third-party collections agency, sold, or, with respect to secured loans, we may attempt repossession on the applicable collateral securing such loans.  All recovery vendors undergo extensive initial and ongoing diligence and oversight as part of our network.

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

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2014 through 2016, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, less than 0.34% of revenue.

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

We manage our compliance risk through three tiers of compliance oversight designed to address the risks of non-compliance and of consumer harm.  The first tier is a board-level compliance committee which is chaired by the Company’s chairman. This committee regularly receives reports from the second tier of compliance oversight, that being the board compliance committees of the Company’s three principal operating subsidiaries.  These subsidiary-level compliance committees are chaired by the Company’s lead director who is neither a member of management nor affiliated with any of the Company’s shareholders.  The subsidiary compliance committees are responsible for, among other things, overseeing compliance activities conducted within that subsidiary’s operations, overseeing the execution of corrective action plans designed to remedy any identified deficiencies, and approval of compliance-related policies and programs. The subsidiary compliance committees receive regular reports from the management compliance committees, which comprises the third tier of compliance oversight. The management compliance committees are comprised of high-level management employees who bring together knowledge from their respective areas of expertise and are responsible for reviewing various compliance reports, assessing compliance risks, execution of corrective action plans designed to remedy identified deficiencies, and review and referral of compliance-related policies and programs to the subsidiary-level compliance committees.

In addition to the three levels of compliance committees, we also have a compliance department that is responsible for the development, execution, and governance of our enterprise-wide compliance management system which includes elements of governance and oversight; policy, procedure, and training management; monitoring and corrective action; response to consumer complaints; and compliance oversight. The compliance department provides dedicated subject matter expertise and program development in risk areas such as consumer protection, privacy, data security, and anti-money laundering; and provides dedicated resources to support specific business and operational areas in designing compliance risk mitigation strategies.

Apart from the compliance department, we also maintain an internal monitoring department which evaluates compliance by our retail and internet operations with applicable federal and state laws and regulations as well as our internal policies and procedures. The internal compliance monitoring process includes conducting periodic unannounced examinations of our retail locations, reviewing customer files, reports, held checks, cash controls, and compliance with specific federal and state legal and regulatory requirements. The internal monitoring department also monitors customer-facing phone calls, emails and chat communications, which are limited to customers of our internet operations, to detect and assist management in addressing compliance risks inherent in those types of communications. As part of the internal compliance monitoring program, results are reported to management to identify potential compliance issues and the need for further training. In addition, internal monitoring results are also reported to the management-level compliance committee.

Our monitoring processes also encompass several other areas of review, such as customer service, anti-money laundering compliance, security, and controls. The results of internal monitoring and state examinations are reviewed and determinations are made whether any changes necessary to software systems, operations, or marketing. Any deficiency requiring an operational change is summarized and sent to the appropriate person to be implemented as soon as is practicable to ensure improved future compliance performance.

We have continued to allocate resources to proactively address Regulation and Compliance as we have grown and added new or modified products and services.

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

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA and must not violate the unfair, deceptive or abusive standards set forth in Sections 1002, 1031 and 1036(a) of the Dodd-Frank Act, 12 U.S.C. §§ 5481, 5531 & 5536(a). Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, the Telephone Sales Rule, or the TSR, and the Federal Communications Commission’s declaratory ruling issued on July 10, 2015, or the July Declaratory Ruling. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and both the TSR and the July Declaratory Ruling sets forth standards of conduct for all telemarketing; although the July Declaratory Ruling is currently subject to an appeal in the United State Circuit Court for the District of Columbia. Our advertising and marketing activities are also subject to the CAN-SPAM Act of

2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

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

Funds Transfer and Signature Authentication Laws. Our lending is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a loan (i.e., ACH funds transfer). Furthermore, for any loans originated through our internet platform, these loans are subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

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

The Consumer Financial Protection Bureau.  Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, which became operational on July 21, 2011.  The Dodd-Frank Act gave the CFPB regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of lenders that provide products and services such as those that we provide. Although there are pending challenges to the CFPB’s authority arising from the recess appointment of Director Richard Cordray, since 2012, the CFPB has conducted various examinations of lenders offering products and services similar to those that we offer, including examinations of our retail and internet lending operations. Although the recent presidential election has cast some speculative doubt on the future of Dodd-Frank and the CFPB, at present we expect that from time to time the CFPB will conduct examinations of our operations.

Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive”, and hence unlawful. While Dodd-Frank expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that payday and secured lending should be a regulatory priority. On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans or Proposed Rules. The Proposed Rules impose a series of new requirements on two categories of loans:  (1) those with a term of 45 days or less and (2) those that have a term of greater than 45 days provided that: (i) they have a total cost of credit of greater than 36 percent and (ii) are either repaid directly from the borrower's bank accounts or income or are secured by the borrower's vehicle.  With respect to both categories of covered loans, the proposed rule would generally require the lender to make a reasonable determination that the borrower has the ability to repay the loan; limit a lender's ability to collect on covered loans through the use of certain tools that directly withdraw payments from a borrower's bank account; and require lenders to furnish information concerning origination practices to registered information systems as defined by the Proposed Rules.  Although the Proposed Rules provide certain exemptions to the so-called ability-to-repay determination, the exemptions are very limited.  Hundreds of thousands of comments letters were submitted in response to the Proposed Rules.  The CFPB is obligated to review and consider all of the comment letters that were submitted prior to publication of its final rules.  It is possible that the CFPB could issue a final rule or rules at some point in 2017. The final rules,  if consistent with the Proposed Rules, could have effects beyond those contemplated in the initial proposal and will make such lending materially less profitable, impractical or impossible. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business.

On May 5, 2016, the CFPB announced proposed rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB's proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company's existing operations. While we currently use arbitration agreements, if the CFPB adopts a final rule as proposed, we would expect to modify our consumer contracts to conform to the rule. Such a change could lead to increased legal costs and litigation risk, but it should not otherwise materially affect the business of making loans. However, any final rulemaking with respect to consumer arbitration also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

In addition, certain of our subsidiaries rely heavily on the use of lead generators or providers as a source of first-time borrowers. Although these subsidiaries conduct regular audits of these lead generators or providers in order to ensure that each utilizes appropriate privacy and other disclosures to prospective borrowers as to how and where the prospective borrower’s personal, non-public information may be disclosed, several states and the CFPB have expressed concerns with lead generators and their compliance with federal laws and regulations and the flow of non-public, private consumer information between lead generators and lead buyers.  In addition, several states in which we operate substantially impair the ability to use lead generators or have indicated an intention to regulate this conduct in the future.

The use of such lead generators could subject us to additional regulatory cost and expense and, impairment of our ability to use lead generators could be materially adversely affect our results of operation and financial condition.

Since 2008, several states in which we operate, including Illinois, Kentucky, Ohio, South Dakota and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by imposing new limitations or requirements or effectively prohibiting the loan products we offer. These laws have had varying impacts on our operations and revenue depending on the nature of the limitations and restrictions implemented.

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

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio by the shareholders of CheckSmart Financial Holdings Inc. to be the holding company of CheckSmart Financial Holdings Corp. and to acquire the ownership of CCCS Corporate Holdings, Inc. through a merger. CCFI acquired CCCS through a merger on April 29, 2011. As of December 31, 2016, we owned and operated 518 stores in 12 states and had a licensed internet presence in 32 states. We are primarily engaged in the business of providing consumer financial services and have grown from 179 stores in April 2006, when Diamond Castle Holdings LLC, our majority beneficial shareholder, purchased a majority interest in CheckSmart.

Our corporate offices are located at 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016. Our telephone number is (614) 798-5900 and our website at www.ccfi.com. The information found on our website is not part of this or any other report we file with the SEC.

ITEM 1A.RISK FACTORS

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

We have a significant amount of indebtedness. As of December 31, 2016, our outstanding gross senior indebtedness was $249.8 million and our gross revolver indebtedness was $32.9 million,  both of which were secured indebtedness. As of December 31, 2016, we also had $49.4 million outstanding in gross subsidiary notes payable,  of which $47.3 million was incurred by subsidiaries that do not guarantee our senior secured notes and revolving credit facility, which we refer to as non-guarantor subsidiaries.

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

Our equity is negative and our debt is high due to the funds borrowed to support growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default under our revolving credit facility or our senior notes.  If we are unable to refinance or repay any amounts outstanding under our revolving credit facility when it becomes due, we could default on our revolving credit facility which could also result in acceleration of all of our obligations under our senior notes. The interest expense associated with our debt burden may be substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other competitors with lower debt ratios and increase the impact of competitive pressures within our markets. As of December 31, 2016, our total debt was $329.2 million, net of deferred financing costs, and our negative tangible capital was $139.0 million.

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

The Company’s reliance on specialty or other financing may be a risk if such financing sources become unavailable or their cost materially increases.

We rely on specialty financing obtained by our unrestricted subsidiaries to provide liquidity for our short term and medium term loans. However, we cannot guarantee that this financing will continue to be available, or continue to be available on reasonable terms. Presently this financing comes from affiliates of Ivy Management LLC or Ivy.  If Ivy or other specialty financing sources became unwilling or unable to provide financing to us at prices acceptable to us we would need to secure additional financing or reduce loan originations accordingly. As the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.

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

In the future, we may seek to access the debt capital markets to obtain capital to finance growth or refinance existing indebtedness. However, our future access to the debt capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets could also cause credit providers to restrict availability of new credit. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, refinance existing indebtedness, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The indentures governing our senior notes and our revolving credit facility permit us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries would not be subject to the restrictive covenants in the indentures governing our senior notes or the agreement governing our revolving credit facility. We have four unrestricted subsidiaries and we may designate others in the future. This means that these entities are or would be able to engage in many of the activities the indentures and our revolving credit facility would otherwise prohibit, such as incurring substantial additional debt (secured or unsecured), making investments, selling, encumbering or disposing of substantial assets, entering into transactions with affiliates and entering into mergers or other business combinations. These actions could be detrimental to our ability to make payments when due and to comply with our other obligations under the terms of our outstanding indebtedness. In addition, the initiation of bankruptcy or insolvency proceedings or the entering of a judgment against these entities, or their default under their other credit arrangements will not result in an event of default under the indenture or the revolving credit facility

Repayment of our debt, including our revolving credit facility and senior notes, is dependent on cash flow generated by our subsidiaries.

We are a holding company and our only material assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries, including, for example, restrictions existing under our indirectly owned Alabama subsidiary’s revolving credit facility that limit our Alabama subsidiary’s ability to pay dividends. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness and other obligations.  In addition, our subsidiaries are separate and distinct legal entities, and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of their indebtedness, including the indentures governing our senior notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can make no assurances that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal, premiums, if any, and interest on our outstanding debt obligation, when due. In addition, if the guarantees are held to violate applicable fraudulent conveyance laws, our guarantor subsidiaries may have their obligations under their guarantees of our senior notes reduced to insignificant amounts pursuant to the terms of the guarantees or otherwise subordinated to their other liabilities. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or other obligations.

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

In addition, our lending and ancillary activities are subject to disclosure and non-discrimination requirements, including under the federal Truth-in-Lending Act, Regulation Z adopted under that act and the Equal Credit Opportunity Act, Regulation B adopted under that act, as well as Fair Credit Reporting Act, or the “FCRA,” as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies, the Telephone Consumer Protections Act, or the “TCPA,” and the requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act, Regulation E adopted under that act, and the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically. In 2007, the U.S. Congress effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents. We are also subject to the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm-Leach-Bliley Act.

The Fair Debt Collection Practices Act or FDCPA regulates third-parties who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Although the FDCPA is generally inapplicable to our internal collection activities, the CFPB may impose requirements on creditors that are similar to those imposed on debt collectors under the FDCPA and many states impose similar requirements on creditors and on debt collection communications, some of which may be more stringent than the current federal requirements.  In July of 2015, the CFPB released a summary of proposal it is considering to reform debt collection practices. The CFPB convened Small Business Regulatory Enforcement Act or SBREFA Consultation processes for both debt collectors and creditors and others engaged in collection activity who may not be debt collectors under the FDCPA. As a result of the SBREFA process for debt collectors a further set of proposals was issued in July 2016. In addition, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. We undertake collection activity relative to debts that consumers owe to us and we use third party collections agencies to collect on debts incurred by consumers of our credit products. Regulatory changes could make it more difficult for us and for collections agencies to effectively collect on the loans we originate.

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

State attorneys general and financial services regulators scrutinize our products and services and could take actions that may require us to modify, suspend, or cease operations in their respective states. We regularly receive, as part of comprehensive state examinations or audits or otherwise, comments from state attorneys general and financial services regulators about our business operations and compliance with state laws and regulations. These comments sometimes allege violations of, or deficiencies in complying with, applicable laws and regulations. While we have resolved most such allegations promptly and without penalty, we operate in a large number of jurisdictions with varying requirements and we cannot anticipate how state attorneys general and financial services regulators will scrutinize our products and services or the products and services of our industry in the future. If we fail to resolve future allegations satisfactorily, there is a risk that we could be subject to significant penalties, including material fines, orders to make substantial refunds to customers, or that we may lose our licenses to operate in certain jurisdictions.

Regulatory authorities and courts have considerable discretion in the way they interpret licensing and other statutes under their jurisdiction and may seek to interpret or enforce existing regulations in new ways. If we fail to observe, or are not able to comply with, applicable legal requirements (as such requirements may be interpreted by courts or regulatory authorities), we may be forced to modify or discontinue certain product service offerings or to invest additional amounts to bring our product service offerings into compliance, which could adversely impact our business, results of operations and financial condition. In addition, in some cases, violation of these laws and regulations could result in fines, penalties, orders to make refunds to customers, and other civil and/or criminal penalties. For example, state laws may require lenders that charge interest at rates considered to be usurious or that otherwise violate the law to pay a penalty equal to the principal and interest due for a given loan or loans or a multiple of the finance charges assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations and financial condition.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. Because of Director Cordray’s recess appointment, there is uncertainty between the date of his recess appointment and the date of his confirmation as to the CFPB’s authority to exercise regulatory, supervisory and enforcement powers over providers of non-depository consumer financial products and services, including its power to exercise supervisory authority to examine and require registration of payday lenders.  Additional uncertainty about the CFPB and its director’s authority arises from a lawsuit currently awaiting review from the full United States Court of Appeals for the District of Columbia Circuit.  The court of appeals, in a decision issued on October 11, 2016, found that the single director structure of the CFPB, which had no supervision or direction by or from the president, was unconstitutional.  Whether this decision will be upheld on subsequent review is uncertain.

Although it has not yet done so, the CFPB now has the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans or Proposed Rules. The Proposed Rules impose a series of new requirements on two categories of loans:  (1) those with a term of 45 days or less and (2) those that have a term of greater than 45 days provided that: (i) they have a total cost of credit of greater than 36 percent and (ii) are either repaid directly from the borrower's bank accounts or income or are secured by the borrower's vehicle.  With respect to both categories of covered loans, the proposed rule would generally require the lender to make a reasonable determination that the borrower has the ability to repay the loan; limit a lender's ability to collect on covered loans through the use of certain tools that directly withdraw payments from a borrower's bank account; and require lenders to furnish information concerning origination practices to registered information systems as defined by the Proposed Rules.  Although the Proposed Rules provide certain exemptions to the so-called ability-to-repay determination, the exemptions are very limited.  Hundreds of thousands of comments letters were submitted in response to the Proposed Rules.  The CFPB is obligated to review and consider all of the comment letters that were submitted prior to publication of its final rules.  It is possible that the CFPB could issue a final rule or rules at some point in 2017.  In addition, the CFPB has issued examination procedures for, and has begun conducting examinations of, payday lenders. The CFPB conducted an initial examination of certain of our retail operations in late April 2012, and we received our examination report in October of 2013, and an examination of our internet operations in February of 2015, and we received our examination report in August of 2015.  We anticipate additional examinations of our operations by the CFPB from time-to-time. With respect to these CFPB examinations and reports, we undertook various improvements in our operating and compliance procedures, controls and systems, but did not make material changes to our business.  Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, the relative newness of the examination process and the confidentiality of that process, we can provide no assurances as to how the CFPB’s examinations or rulemaking will impact us in the future.

Some consumer advocacy groups have suggested that short-term, medium-term consumer loans, and secured lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that aspects of payday loans are “abusive” and therefore such loans should be declared unlawful.

If the CFPB’s Proposed Rules are adopted substantially as proposed, these rules would make our lending services materially less profitable, impractical, and impossible or may force us to modify or terminate certain product offerings, including short-term and medium-term consumer loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this section paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

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

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term consumer loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Congress, as well as state legislatures and other state and federal governmental authorities have debated, and may in the future adopt, legislation or regulations that could, among other things, limit origination fees for loans, require changes to underwriting or collections practices, require us to be bonded or require us to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained, or require specific ability to repay analyses before loans can be originated.  Recent amendments to rules adopted under the Military Lending Act, or “MLA,” further restrict the interest rate and other terms that can be offered to certain active duty military personnel and their spouses and dependents. The amended MLA rules became effective on October 1, 2015 and will apply to transactions consummated or established after October 3, 2016, for all credit products subject to the rules except credit cards, which have a later operative date. The MLA, as amended, restricts our ability to offer our products to military personnel and their dependents.  Failure to comply with the MLA limits our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

Various states have also enacted or considered laws and regulations that could affect our business. Since July 1, 2007, several states in which we operate, including Illinois, Kentucky, Ohio, Delaware, South Dakota and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by adversely modifying or eliminating our ability to offer the loan products we previously offered in those jurisdictions. Recent state legislation has included the adoption of maximum APRs at rates well below a rate at which short-term consumer lending is profitable, the implementation of statewide consumer databases combined with the adoption of rules limiting the maximum number of payday or other short-term consumer loans any one customer can have outstanding at one time or in the course of a given period of time, the adoption of mandatory cooling-off periods for consumer borrowers and the implementation of mandatory and frequently cost-free installment repayment plan options for borrowers who request them, who default on their loans or who claim an inability to repay their loans.

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

With respect to our internet operations, in most cases, DFS’s subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under DFS’s home state license in Idaho. As of December 31, 2016, our internet operations are licensed to offer loans to residents of Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitated loans originated by an unaffiliated third-party lender.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to lenders. As a result, the success of our business depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.  If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated.  States in which we do business may propose or enact restrictions on lead providers and potentially on marketing affiliates in the future and our ability to use lead providers or marketing affiliates in those states would also be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. Lead providers’ or marketing affiliates’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates’ or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead generators or marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

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

Actions by the U.S. Department of Justice, or the DOJ, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators since 2013, referred to as Operation Choke Point, appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department issued subpoenas to banks and payment processors and the FDIC and other regulators were said to be using bank oversight examinations to discourage banks from providing banking services, including access to the ACH system to certain short-term consumer lenders. This heightened regulatory scrutiny by the Justice

Department, the FDIC and other regulators caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders comply with applicable laws, simply to avoid the risk of heightened regulatory scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital Financial One Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. Although the trade association was dismissed as a plaintiff in the lawsuit, several other payday and small loan lenders have joined the lawsuit as plaintiffs and have requested injunctive relief against the agencies.  The lawsuit remains pending in the United States District Court for the District of Columbia.

In addition, the National Automated Clearinghouse Association, or NACHA, has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules. After a public comment period, on July 28, 2014, NACHA revised its proposed amendments and distributed ballots to its membership to solicit votes on the revised amendments. The revised amendments were adopted by NACHA’s members in August 2014 and became effective on various dates in 2015 and 2016. These amendments, among other things (1) established certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhanced limitations on certain ACH reinitiating activities, (3) imposed fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how an initial NACHA rules violation investigation can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised amendments provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

Our access to the ACH system could be impaired as a result of actions by regulators to cut off the ACH system to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on have and additional financial institutions may in the future choose to discontinue providing ACH system access, treasury management and other similar services to us.  If our access to the ACH and other electronic payment systems is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, and results of operations, financial condition and cash flows. If we are unable to maintain access to needed financial services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

In its December 8, 2014 report, the U.S. House of Representatives Committee on Oversight and Government Reform concluded that the FDIC and DOJ acted improperly in forcing banks to discontinue their relationships with certain targeted business enterprises, including short term lenders.  Notwithstanding this report we cannot guarantee that this Congressional report or other Congressional action, if any, will prevent further adverse impact on our banking relationships, nor can we guarantee that any bank or other financial institution will continue to or undertake to do business with us, which may include such banks or financial institutions declining to participate in our efforts to refinance our existing debt. Any deterioration of our banking relationships, due to Operation Choke Point or otherwise, could have a material adverse effect on our business, results of operations and financial condition, could make the refinancing of our current indebtedness difficult or impossible, or could make the continuance of our current business impractical, unprofitable or impossible.

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

In most cases, our subsidiaries make consumer loans without any involvement of either affiliated or unaffiliated third parties.  In Texas and in Ohio, we offer loans which are funded by an unaffiliated third-party lender.

While we believe that these multiple-party programs are lawful, they entail heightened legal risk when compared to our single-party loan programs. In an effort to prohibit two-stop lending programs similar to our Ohio program, in 2010 the Ohio Department of Commerce, Division of Financial Institutions, or the Ohio Division, adopted a rule (which was judicially declared invalid) and entered an order against another lender in regulatory enforcement proceedings (which order was vacated by the same judge that overturned the Ohio Division rule). The Ohio Division waived its right to appeal and agreed to terminate and/or not commence any regulatory proceedings challenging this practice.  While the case involving the Ohio Division may mitigate the risk in Ohio under the current statutory and regulatory structure, if we adopted a similar program elsewhere, if there was a change in law in Ohio or if other pending litigation in Ohio successfully advances arguments that are contrary to those of the Ohio Division’s currently stated position, we could be forced to discontinue charging fees for cashing money orders or checks that disburse the proceeds of loans we make and we could also become subject to private class action litigation with respect to fees collected under the current version of the program. This could have a material adverse effect on our business, financial condition and results of operations.

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

On May 5, 2016, the CFPB announced proposed rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB's proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company's existing operations. While we currently use arbitration agreements, if the CFPB adopts a final rule as proposed, we would expect to modify our consumer contracts to conform to the rule. Such a change could lead to increased legal costs and litigation risk, but it should not otherwise materially affect the business of making loans. However, any final rulemaking with respect to consumer arbitration also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

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

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services providers through the use of local zoning and permit laws have been on the rise and we anticipate that they will continue on the rise and we anticipate that they will continue on the rise. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could adversely affect our ability to expand our operations or force us to attempt to relocate existing stores.

Potential litigation and regulatory proceedings could have a material adverse impact on our business, results of operations and financial condition in future periods.

We have been and could in the future become subject to lawsuits, regulatory proceedings or class actions challenging the legality of our lending or other business practices. An adverse ruling in any proceeding of this type could force us to refund fees and/or interest collected, refund the principal amount of advances, pay triple or other multiple damages, pay monetary penalties and/or modify or terminate operations in particular states or nationwide. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Adverse interpretations of the law in proceedings in which we are not currently a party could also have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

A significant portion of our assets are held in a limited number of states.

As of December 31, 2016, approximately 12.3% of our total gross finance receivables were held in Alabama, 9.1% were held in Arizona, 43.1% were held in California, 3.3% were held in Florida and 8.3% were held in Virginia.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our retail locations and internet operations in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2014, 2015 and 2016, approximately 15.4%, 11.9% and 12.0%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits and electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, our shift in mix to more medium-term consumer loans has resulted and will continue to result in a higher provision for loan losses as a result of the nature of medium-term consumer loans as compared to short term loans, and, as this is a relatively new product for us, our provision for loan losses may be inadequate to cover losses on medium-term consumer loans. Additionally, in our retail credit services organization business, we issue independent third-party lenders letters of credit to guarantee repayment of their extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders. As of December 31, 2014, our loan loss allowance was $30.4 million and in 2014 we had a net charge off of $148.3 million related to losses on our loans. As of December 31, 2015, our loan loss allowance was $23.9 million and in 2015 we had a net charge off of $152.9 million related to losses on our loans. As of December 31, 2016, our loan loss allowance was $16.2 million and in 2016 we had a net charge off of $92.4 million related to losses on our loans. Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

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

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. For example:

•

Our prepaid debit card business depends on our agreements for related services with Insight, which is now owned by GreenDot. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings and one of the central focuses for our future growth strategy may be adversely affected.

•

Our money transfer and money order business depends on our agreements for such services with Western Union. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $6.6 million in 2014,  $6.5 million in 2015, and $5.2 million in 2016, or 1.3%, 1.2% and 1.3%, respectively, of our total revenue for the years ended December 31,  2014, 2015, and 2016 was related to our money transfer and money order services, respectively.

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

•

If any of the independent third-party lenders that originate the consumer loans offered under the Texas credit access business or the Ohio credit service organization business stops, curtails, or makes material changes to its lending, and we are unable to replace them, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•

Various payment processors, on which we rely to present checks or process debit card transactions, and banks on which we rely for depository and treasury management services, may succumb to regulatory pressure as a result of Operation Choke Point or for other reasons, and decline to process future transactions for us or conduct any business with us which could cause a disruption in our operations that may adversely affect our business, results of operation and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

To the extent that our current and future business growth strategy involves new store acquisitions and store openings, and our failure to manage our growth or integrate or manage newly acquired stores may adversely affect our business, results of operations and financial condition.

Part of our growth strategy provides for our continued expansion through the acquisition and opening of new stores. The acquisition or opening of additional stores may impose costs on us and subject us to numerous risks, including:

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

In July of 2016, we consummated a transaction that resulted in the acquisition of ninety-eight retail locations in California, Mississippi, Alabama, Arizona and Ohio, and in December of 2016, we consummated a second transaction that resulted in the addition of seventeen retail locations in Mississippi. We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions and new store openings. Our failure to successfully expand, manage or complete the integration of new stores or acquired businesses may adversely affect our business, results of operations and financial condition.

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

We are subject to impairment risk.

At December 31, 2016, we had goodwill and other intangible assets totaling $114.7 million on our consolidated balance sheet, all of which represents the excess of costs paid to acquire assets and liabilities over the fair value of those assets and liabilities. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future and we may not realize the value of our goodwill. Management performs reviews annually and when events or circumstances warrant a review of the carrying values of the goodwill to determine whether impairment in value may have occurred. A variety of factors could cause the carrying value of our goodwill to become impaired.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS, and in 2014, 2015, and 2016, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of

1986 and various federal and state laws governing various matters including minimum wage and break requirements, union organizing, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Legislative increases in the federal minimum wage, the increasing number of state and local legislative increases to the minimum wage, and other regulatory changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

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

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 15.4% and 69.8%, respectively, of our total revenue for the year ended December 31, 2014, 11.9% and 61.6%, respectively, of our total revenue for the year ended December 31, 2015 and 12.0% and 59.2%, respectively, of our total revenue for the year ended December 31, 2016. An economic slowdown could cause deterioration in the performance of our consumer loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

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

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our stores and a management information system. Our POS systems are fully operational in all stores and we continued in 2016 with the implementation of a new POS system which we intend to replace our existing retail POS systems. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the new POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

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

Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, and results of operations, financial condition and cash flows.

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

The automated nature of our internet operations may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because our loan made over the internet involve very limited manual review, any failure of our computer systems involving our scoring models and any technical or other errors contained in the software pertaining to our proprietary system could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies. The volume of customers we receive through organic ranking and paid search could be adversely affected by any such changes in methodologies or policies by search engine providers, by:

•decreasing our organic rankings or paid search results;

•creating difficulty for our customers in using our web and mobile sites;

•producing more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; and

•resulting in higher costs for acquiring new or returning customers.

In addition, search engines have and may in the future implement policies that restrict the ability of companies such as ours to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. In July of 2016, Google banned advertisements for payday loans, loans with APRs of 36% or higher, loans where repayment is due within 60 days of origination and related products from their ad system. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our web and mobile sites could harm our business and operating results.

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

Our new customer acquisition marketing and our returning customer relationship management for our internet operations is partly dependent on search engines such as Bing and Yahoo! to direct traffic to our website via organic ranking and paid search advertising. Our competitors’ paid search activities, Pay Per Click, or PPC, or Search Engine Marketing, or SEM, may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us.

Our paid search activities may not produce the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention; difficulty for our customers in using our websites; more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; a slowdown in overall growth in our customer base and the loss of existing customers; and higher costs for acquiring returning customers, which could adversely impact our business. In July of 2016, Google banned ads for payday loans, loans with APRs of 36% or higher, loans where repayment is due within 60-days of origination, and related products from their ad systems. In addition, other search engines could implement policies that impose similar restrictions or otherwise restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Any reduction in the number of consumers directed to our website could harm our internet operations and operating results.

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

We are self-insured with respect to our employee health insurance program and certain commercial, property and casualty risks. Based on management’s assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, flood, theft, counterfeits, and our employee health insurance program. We also maintain insurance contracts with independent insurance companies that provide certain worker’s compensation coverage, disability income coverage, certain employment practices coverage, and life insurance coverage.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.PROPERTIES

Our average store size is approximately 1,913 square feet as of December 31, 2016. Our stores are typically located in strip shopping centers or free-standing buildings. The majority of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years.  Our primary headquarters is located in Dublin, Ohio. Over the past two years, we have integrated the Utah office acquired in the DFS acquisition into our operations and have expanded our call centers in Utah to serve both our internet and retail customers.

ITEM 3.LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings incidental to the conduct of our business. Sometimes the legal proceedings instituted against us purport to be class actions or multiparty litigation. In most of these instances, these actions are subject to arbitration agreements and the plaintiffs are compelled to arbitrate with us on an individual basis. We believe that none of our current legal proceedings will result in any material impact on our financial condition, results of operations or cash flows. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected plaintiffs. At present, no class has been certified in any litigation which purports to be a class action against us or our subsidiaries. Although the legal proceeding described below did not result in a material impact on our financial condition, these proceedings are reflective of the type of proceeding that could have a material impact on our financial condition.

CFPB, State Financial Regulators or Attorneys General

From time to time, we receive information requests from the CFPB or various states’ Attorneys General or financial regulators, requesting information relating to our lending or debt collection practices.  We respond to such inquiries and provide certain information to the CFPB or the respective Attorneys General offices or financial regulators. On occasion, we may enter into settlements or consent orders with various regulators in which we agree to pay some administrative penalty or to take or refrain from taking certain actions in the future, although these rarely contain any findings or acknowledgments that we have violated law or regulations in any material respect.  We believe we are in compliance with federal laws and regulations and the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other

We are involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings,

regulatory investigations, client audits or tax examinations will have a materially adverse effect on our financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2016 was 7,981,536.   See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2016.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 6 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

ITEM 6.SELECTED FINANCIAL DATA

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

	Year Ended December 31,
(in thousands except location data)	2012	2013	2014	2015	2016
Statement of Operations Data:
Total revenues	$373,000	$425,271	$518,253	$527,379	$402,329
Total operating expenses	236,061	289,838	378,047	396,156	283,853
Operating gross profit	136,939	135,433	140,206	131,223	118,476
Goodwill impairment	—	—	72,105	68,017	28,949
Total corporate and other expenses	117,255	122,420	145,276	105,959	74,880
Income (loss)before provision for income taxes, and discontinued operations	19,684	13,013	(77,175)	(42,753)	14,647
Provision (benefit) for income taxes	6,508	5,163	(29,695)	27,259	16,192
Income (loss) from continuing operations	13,176	7,850	(47,480)	(70,012)	(1,545)
Discontinued operations (1)	—	(1,117)	(4,585)	—	—
Net income (loss)	$13,176	$6,733	$(52,065)	$(70,012)	$(1,545)

Balance Sheet Data:
Cash and cash equivalents	$79,044	$90,311	$77,734	$98,941	$106,333
Total finance receivables, net	128,923	165,330	159,669	128,501	93,819
Total assets	576,330	653,768	578,389	459,544	378,363
Total debt	437,330	466,867	469,241	423,404	329,200
Total liabilities	492,117	532,426	533,001	483,566	402,687
Total stockholders' equity (deficit)	84,213	121,342	45,388	(24,022)	(24,324)

Other Operating Data:
Number of stores (at period end)	491	516	530	525	518
Number of states served by our internet operations (at period end)	19	24	24	30	32

(1)Discontinued operations presented for 2013 and 2014 are net of (benefit) for income tax of ($746) and ($1,422), respectively. There were no discontinued operations in 2012, 2015, or 2016.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of December 31, 2016, we operated 518 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 32 states.

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

Factors Affecting Our Results of Operations

Acquisition and Disposition of Businesses

On February 1, 2016, Buckeye Check Cashing of Florida Inc. (“BCC Florida”), a wholly-owned subsidiary of the Company, completed the sale of the membership interests of Buckeye Check Cashing of Florida II LLC (“Florida II”) to Buckeye Check Cashing of Florida III, LLC (“Buyer”). Florida II operated forty-three stores in the south Florida market at the transaction date and was part of the Company’s Retail financial service operating segment. Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

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

On May 18, 2016, BCC Florida, a wholly-owned subsidiary of CCFI, acquired five south Florida retail locations, previously owned by Florida II, from the subsequent purchaser of Florida II. BCC Florida agreed to accept the assets of the five retail locations in exchange for satisfying the Buyer’s remaining obligation on the line of credit, net of loan loss reserve, from the sale of Florida II.  The transaction resulted in a pre-tax gain of $0.3 million during the second quarter of 2016 which is included in corporate expenses on the consolidated statement of operations.

On July 1, 2016, Community Choice Financial Inc.’s indirect subsidiaries, Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., and Buckeye Check Cashing, Inc., entered into a swap transaction (the “transaction”) with QC Holdings, Inc., and QC Financial Services, Inc. (collectively “QC”).  As part of the transaction, the Company’s subsidiaries acquired QC Financial Services of California, Inc., which operates sixty retail locations in California, and thirty-eight retail locations in Ohio, Mississippi, Arizona and Alabama from QC. These new stores will be accounted for as an acquisition.  Also as part of the transaction, the Company transferred to QC, Buckeye Check Cashing of Illinois LLC, Buckeye Check Cashing of Kansas LLC, Buckeye Title Loans of Kansas LLC, Buckeye Check Cashing of Missouri LLC, Buckeye Title Loans of Missouri LLC, Buckeye Check Cashing of Utah, Inc., and Buckeye Title Loans of Utah LLC, and the thirty-three retail locations operated by these entities. We refer to the transaction as the QC Transaction.

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

On December 22, 2016, Buckeye Check Cashing of Mississippi, a wholly-owned subsidiary of the Company, acquired the assets of seventeen Mississippi retail store locations for $1.4 million.

Retail Platform

During the year ended December 31, 2016, the Company acquired one hundred and twenty retail locations, closed fifty-one retail locations, and sold seventy-six retail locations.  The closed or sold retail locations had direct costs of $33.6 million for the prior twelve months from the date of closure and $13.1 million during the year ended December 31, 2016.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the years ended December 31, 2014, 2015, 2016, respectively.

	December 31,	December 31,	December 31,
	2014	2015	2016
# of Locations
Beginning of Period	516	530	525
Acquired (a)	—	—	120
Opened	25	31	—
Sold (a)	—	—	76
Closed	11	36	51
End of Period	530	525	518

Number of states served by our internet operations	24	30	32

(a)	Amounts include the ninety-eight locations acquired and thirty-three locations disposed of as part of the swap transaction with QC Holdings in 2016.

The following table provides the geographic composition of our retail locations as of December 31, 2014, 2015 and 2016:

	December 31,	December 31,	December 31,
	2014	2015	2016
Alabama	36	42	46
Arizona	40	33	38
California	156	149	191
Florida	63	61	16
Indiana	21	21	21
Illinois	12	12	—
Kansas	5	5	—
Kentucky	15	15	15
Michigan	14	14	14
Mississippi	—	—	24
Missouri	7	7	—
Ohio	96	95	99
Oregon	3	2	2
Tennessee	25	27	25
Utah	10	10	—
Virginia	27	32	27
	530	525	518

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

Changes in Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. The findings from these exams did not result in any material changes to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans.  The CFPB accepted comments on the proposed rules through October 7, 2016.  The CFPB proposal anticipates that the final rules will become effective fifteen months after publication in the Federal Register.  When publication will occur in the Federal Register will be determined by the number and substance of the comments that the CFPB received on the proposed rules. At this time, we are unable to predict what the final version of these rules will be or their impact on our business.

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

Expenses

Our operating expenses relate primarily to the operation of our retail locations and internet presence, including salaries and benefits, retail location occupancy costs, call center costs, advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our majority stockholders.

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

On July 1, 2016, the Company entered in to a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah, as described above.  The Company performs an impairment test when a portion of a segment is sold and the test concluded that the Retail financial services reporting unit had an impairment of $28.9 million as of July 1, 2016. The Company provided a version of a new projection model which was based on the potential effects of the CFPB’s rules as the Company understood the impact at that time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determining fair value.

The Company conducted its annual test for impairment of goodwill as of December 31, 2016 for the Retail financial services segment and concluded that there was no impairment. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. There is no remaining goodwill for the Internet segment.

Strategic Initiatives

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans, which the CFPB has indicated may be final in late 2018 or in early 2019. In anticipation of these rules, the Company enacted several strategic initiatives focused on consolidating underperforming locations, rationalizing headcount, expenses, and portfolios. The QC Transaction, while resulting in a net increase in store count, reduced our retail geographic footprint to enable our ongoing consolidation initiatives. The objectives of these strategic initiatives along with ongoing investments in compliance, risk, and information technology is to position the Company for maximum value post the effective date of the CFPB rules when they are ultimately promulgated.

Discontinued Operations

Insight Holdings was consolidated for the period from April 2013 to May 2014, and its operations have been classified as discontinued in the Company’s statement of operations during the applicable periods.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, goodwill, stock based compensation, and our determination for recording the amount of deferred tax assets, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 17.5%, 17.7% and 18.2% of short-term consumer loans at December 31, 2014, 2015 and 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 15.0%, 13.7% and 10.2% of medium-term consumer loans at December 31, 2014, 2015 and 2016, respectively.

In some instances the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2014, 2015 and 2016 were $159.7 million, $128.5 million and $93.8 million, respectively. The allowance for loan losses as of December 31, 2014, 2015 and 2016 were $30.4 million, $23.9 million and $16.2 million, respectively. At December 31, 2014, 2015 and 2016, the allowance for loan losses were 16.0%, 15.7% and 14.7%, respectively, of total finance receivables, net of unearned advance fees. The decreases in net receivables, allowance for loan losses, and the allowance as a percentage of total finance receivables, are primarily due to the movement of short term consumer loan product to a CSO program as the Company elected to alter its business model in certain markets and the rationalization of portfolios.

Finance receivables, net as of December 31, 2014, 2015 and 2016 are as follows (in thousands):

	As of December 31,
	2014	2015	2016
Finance Receivables, net of unearned advance fees	$190,032	$152,393	$110,038
Less: Allowance for loan losses	30,363	23,892	16,219
Finance Receivables, Net	$159,669	$128,501	$93,819

The total changes to the allowance for loan losses for the years ended December 31, 2014, 2015 and 2016 are as follows (in thousands):

	Year Ended December 31,

	2014	2015	2016
Allowance for loan losses
Beginning of Period	$18,008	$30,363	$23,892
Provisions for loan losses	160,696	146,462	84,742
Charge-offs, net	(148,341)	(152,933)	(92,415)
End of Period	$30,363	$23,892	$16,219
Allowance as a percentage of finance receivables, net of unearned advance fees	16.0%	15.7%	14.7%

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

The provision for loan losses for the year ended December 31, 2016 includes losses from returned items from check cashing of $6.1 million and third party lender losses of $25.2 million.

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

Equity method investments represent investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation and are accounted for using the equity method of accounting. Prior to April 1, 2013, the Company’s investment in Insight Holdings was accounted for under the equity method. As a result of extending a line of credit, the Company consolidated Insight Holdings effective as of April 1, 2013 until May 12, 2014, when it was sold and is now treated as a discontinued operation. See Note 19 to the consolidated financial statements.

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

The Company performs a goodwill impairment test for the Retail services segment as required when a portion of a segment is sold.

The Company divested its interests in Florida II in February 2016, as described in Note 14. At this time, the test resulted in no impairment of goodwill.

On July 1, 2016, the Company entered into a swap transaction and transferred its interests in Illinois, Kansas, Missouri, and Utah as described in Note 10. The test concluded that the Retail financial services reporting unit was impaired by $28.9 million as of July 1, 2016 as described in Note 5.

On December 31, 2016, the Company performed its annual impairment testing and determined that there is no impairment of the Retail services segment. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

Income Taxes

We record income taxes under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. During 2015, the Company recorded a partial valuation allowance on its existing deferred tax assets as their future utilization remains uncertain at this time.

As of December 31, 2016, the Company recorded a full valuation allowance on its existing deferred tax assets as it is not more likely than not that approximately $50.0  million of net deferred tax assets would be realized in the foreseeable future. Based on 2016 pre-tax income and the reversal of temporary items, the Company had support to realize approximately $8.2  million of deferred tax assets remaining at December 31, 2015. In addition, due to the sale of Florida II and the QC Transaction, the Company has book basis of goodwill in excess of tax basis of goodwill. As a result, the Company has $9.7 million of deferred tax liabilities associated with this goodwill as of December 31, 2016.

Non-Guarantor and Unrestricted Subsidiaries

As described in more detail under Note 22 to the consolidated financial statements, we had six non-guarantor subsidiaries during the year ended December 31, 2016. As of December 31, 2016, of the entities classified as “Non-Guarantor Subsidiaries”, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing our senior notes. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of December 31, 2016 and December 31, 2015, such unrestricted subsidiaries had total assets of $54.1 million and $89.4 million and total liabilities of $55.9 million and $67.0 million, respectively, and for the years ended December 31, 2016, 2015 and 2014, had total revenues of $58.7 million, $89.9 million and $53.3 million, total operating expenses of $31.0 million, $55.1 million and $32.6 million and income before income taxes of $14.8 million, $19.5 million and $8.5 million, respectively.

Florida II, previously owned from July 2012 to February 2016, is not included in the December 31, 2016, Balance Sheet, but is included in the Statement of Operations for only the month ended January 31, 2016.

Insight Holdings was also classified as a “Non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013.  For the year ended December 31, 2014, this entity is included in discontinued operations, net of tax, and the entity is not reflected for the years ended on or after December 31, 2015.

The remainder of the entities included under “Non-Guarantor Subsidiaries”  are “Restricted Subsidiaries” as defined in the indentures governing our senior secured notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2014, 2015 and 2016 (dollars in thousands):

	Year Ended December 31,
	2014	Revenue %	2015	Revenue %	2016	Revenue %

Total Revenues	$518,253	100.0%	$527,379	100.0%	$402,329	100.0%
Operating Expenses
Salaries	76,034	14.7%	80,629	15.3%	70,024	17.4%
Provision for losses	190,725	36.8%	191,009	36.2%	115,962	28.8%
Occupancy	30,232	5.8%	31,104	5.9%	27,590	6.9%
Advertising and marketing	19,654	3.8%	21,533	4.1%	6,831	1.7%
Lease termination	—	—	3,666	0.7%	1,733	0.4%
Depreciation and amortization	8,486	1.6%	10,268	1.9%	10,116	2.5%
Other operating expenses	52,916	10.2%	57,947	11.0%	51,597	12.9%
Total Operating Expenses	378,047	72.9%	396,156	75.1%	283,853	70.6%
Income from Operations	140,206	27.1%	131,223	24.9%	118,476	29.4%
Corporate and other expenses
Corporate expenses	79,724	15.4%	89,584	17.0%	85,673	21.3%
Depreciation and amortization	5,763	1.1%	5,408	1.0%	4,987	1.2%
Interest expense, net	55,342	10.7%	58,982	11.2%	44,470	11.1%
Loss on sale of subsidiaries	—	—	—	—	4,106	1.0%
Gain on debt extinguishment	—	—	(47,976)	(9.1%)	(65,117)	(16.2%)
Market value of stock repurchase obligation	3,202	0.6%	(1,000)	(0.2%)	—	—
Goodwill impairment	72,105	13.9%	68,017	12.9%	28,949	7.2%
Income tax expense (benefit)	(29,695)	(5.7%)	27,259	5.2%	16,192	4.0%
Total corporate and other expenses	186,441	36.0%	200,274	38.0%	119,260	29.6%
Net loss before management fee	(46,235)	(8.9%)	(69,051)	(13.1%)	(784)	(0.2%)
Sponsor management fee	1,245	0.2%	961	0.2%	761	0.2%
Discontinued operations	(4,585)	(0.9%)	—	—	—	—
Net loss before management fee	$(52,065)	(10.0%)	$(70,012)	(13.3%)	$(1,545)	(0.4%)

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2014, 2015 and 2016:

	Twelve Months Ended December 31,

	2014	2015	2016
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$2,122,987	$1,417,478	$1,065,716
Number of loan transactions (in thousands)	5,032	3,689	2,938
Average new loan size	$422	$384	$363
Average fee per new loan	$47.63	$48.45	$48.49
Loan loss provision	$87,308	$63,014	$37,906
Loan loss provision as a percentage of loan volume	4.1%	4.4%	3.6%
Secured loans as percentage of total at December 31st	17.5%	17.7%	18.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$97,460	$78,665	$51,431
Number of loans outstanding	72,885	63,477	42,128
Average balance outstanding	$1,337	$1,239	$1,219
Weighted average monthly percentage rate	17.0%	16.9%	16.5%
Allowance as a percentage of finance receivables	25.9%	25.7%	27.2%
Loan loss provision	$73,388	$83,448	$46,836
Secured loans as percentage of total at December 31st	15.0%	13.7%	10.2%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,847,165	$2,607,052	$2,072,593
Number of checks cashed (in thousands)	5,636	4,607	3,979
Face amount of average check	$505	$566	$521
Average fee per check	$14.15	$13.64	$12.17
Returned check expense	$8,568	$8,925	$6,056
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%	0.3%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2015	2016	Decrease		2015	2016
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$178,750	$142,453	$(36,297)	(20.3%)	33.9%	35.4%
Medium-term Consumer Loan Fees and Interest	146,320	95,620	(50,700)	(34.7%)	27.7%	23.8%
Credit Service Fees	106,328	86,864	(19,464)	(18.3%)	20.2%	21.6%
Check Cashing Fees	62,826	48,437	(14,389)	(22.9%)	11.9%	12.0%
Prepaid Debit Card Services	8,742	7,974	(768)	(8.8%)	1.7%	2.0%
Other Income	24,413	20,981	(3,432)	(14.1%)	4.6%	5.2%
Total Revenue	$527,379	$402,329	$(125,050)	(23.7%)	100.0%	100.0%

For the year ended December 31, 2016, total revenue decreased by $125.1 million, or 23.7%, compared to the same period in 2015. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards and the consolidation of stores, which began in the second half of 2015 and continued through 2016, and the sale of Florida II, which resulted in a net decrease in store count as compared to the prior year.

Revenue from short-term consumer loan fees and interest for the year ended December 31, 2016, decreased $36.3 million, or 20.3%, compared to the same period in 2015. The decrease is primarily due to the consolidation of retail locations, which began in the second half of 2015 and continued through 2016, the sale of Florida II, together with the impact of changes to the regulations and products offered in a certain market.

Revenue from medium-term consumer loans for the year ended December 31, 2016, decreased $50.7 million, or 34.7%, compared to the same period in 2015. The decrease is primarily due to a strategic shift towards portfolio rationalization, the consolidation of stores, which began in the second half of 2015 and continued through 2016, and the QC Transaction, which resulted in a net decrease in the retail locations offering this product.

Revenue from credit service fees for the year ended December 31, 2016, decreased $19.5 million, or 18.3%, compared to the same period in 2015. Credit service fee revenue decreased as a result of our on-going focus on portfolio performance and rationalization.

Revenue from check cashing fees for the year ended December 31, 2016, decreased $14.4 million, or 22.9%, compared to the same period in 2015. The decrease is primarily due to the consolidation of retail locations, which began in the second half of 2015 and continued through 2016, and the sale of Florida II.

Operating Expenses

	Year Ended December 31,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries	$80,629	$70,024	$(10,605)	(13.2%)	15.3%	17.4%
Provision for Loan Losses	191,009	115,962	(75,047)	(39.3%)	36.2%	28.8%
Occupancy	31,104	27,590	(3,514)	(11.3%)	5.9%	6.9%
Depreciation & Amortization	10,268	10,116	(152)	(1.5%)	1.9%	2.5%
Lease Termination Costs	3,666	1,733	(1,933)	(52.7%)	0.7%	0.4%
Advertising & Marketing	21,533	6,831	(14,702)	(68.3%)	4.1%	1.7%
Bank Charges	5,731	5,517	(214)	(3.7%)	1.1%	1.4%
Store Supplies	2,803	1,972	(831)	(29.6%)	0.5%	0.5%
Collection Expenses	3,233	2,464	(769)	(23.8%)	0.6%	0.6%
Telecommunications	6,477	8,520	2,043	31.5%	1.2%	2.1%
Security	2,874	2,304	(570)	(19.8%)	0.6%	0.6%
License & Other Taxes	1,829	1,635	(194)	(10.6%)	0.4%	0.4%
Loss on Asset Disposal	1,808	2,033	225	12.4%	0.3%	0.5%
Other Operating Expenses	33,192	27,152	(6,040)	(18.2%)	6.3%	6.8%
Total Operating Expenses	396,156	283,853	(112,303)	(28.3%)	75.1%	70.6%
Income from Operations	$131,223	$118,476	$(12,747)	(9.7%)	24.9%	29.4%

Total operating expenses have decreased as a percentage of revenue from 75.1% to 70.6% and income from operations has increased as a percentage of revenue from 24.9% to 29.4 % for the year ended December 31, 2016 as compared to the same period in the prior year. The decrease is primarily a result of the benefit of changes in underwriting, portfolio rationalization, consolidating retail locations, which began in the second half of 2015 and continued through 2016, and the sale of Florida II.

Salaries decreased $10.6 million, or 13.2%, for the year ended December  31, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations, which began in the second half of 2015 and continued through 2016, and the sale of Florida II.

The provision for loan losses decreased $75.0 million, or 39.3%, for the year ended December 31, 2016 as compared to the same period in the prior year. Provision for loan losses decreased as a percentage of revenue from 36.2% to 28.8% during the same period, which reflects the benefits of more restrictive underwriting and resulting contraction of the portfolio.

Occupancy costs decreased $3.5 million, or 11.3%, for the year ended December 31, 2016 as compared to the same period in the prior year, primarily due to consolidating retail locations, which began in the second half of 2015 and continued through 2016, and the sale of Florida II.

Advertising and marketing expense decreased by $14.7 million, or 68.3%, for the year ended December 31, 2016, as compared to the prior period, and decreased from 4.1% to 1.7% of revenue, reflecting a reduced focus on market share expansion.

Lease termination costs decreased $1.9 million, or 52.7%, for the year ended December 31, 2016 as compared to the same period in the prior year, primarily due to smaller lease commitments of the stores closed in the current year.

Other operating expenses decreased $6.0 million, or 18.2%, for the year ended December 31, 2016, as compared to the same period in the prior year, primarily due to a decrease in verification costs as the result of portfolio rationalization.

Operating leverage was negatively impacted by the QC Transaction along with the shift in focus to portfolio rationalization. This was offset by the benefits of more restrictive underwriting resulting in an expansion in operating income and operating margin.

Corporate and Other Expenses

	Year Ended December 31,
	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$89,584	$85,673	$(3,911)	(4.4%)	17.0%	21.3%
Depreciation & Amortization	5,408	4,987	(421)	(7.8%)	1.0%	1.2%
Sponsor Management Fee	961	761	(200)	(20.8%)	0.2%	0.2%
Interest expense, net	58,982	44,470	(14,512)	(24.6%)	11.2%	11.1%
Loss on Sale of Subsidiaries	—	4,106	4,106	100.0%	—	1.0%
Gain on Debt Extinguishment	(47,976)	(65,117)	(17,141)	35.7%	(9.1%)	(16.2%)
Market Value of Stock Repurchase Obligation	(1,000)	—	1,000	100.0%	(0.2%)	—
Goodwill Impairment	68,017	28,949	(39,068)	(57.4%)	12.9%	7.2%
Income tax expense	27,259	16,192	(11,067)	40.6%	5.2%	4.0%
Total Corporate and Other Expenses	$201,235	$120,021	$(81,214)	(40.4%)	38.2%	29.8%

The decrease in corporate expenses for the year ended December 31, 2016, as compared to the prior year period, is primarily the result of our cost containment initiatives.

Interest expense decreased $14.5 million, or 24.6%, for the year ended December 31, 2016 as compared to the same period in the prior year, primarily as a result of repurchases of our senior secured notes.

The $4.1 million loss on sale of subsidiaries for the year ended December 31, 2016 reflects the sale of the unrestricted subsidiary, Florida II, and the QC Transaction.

The $65.1 million and $48.0 million gains on debt extinguishment is the result of the Company repurchasing $103.9 million and $66.3 million of its outstanding senior secured notes during the years ended December 31, 2016 and December 31, 2015, respectively.

The $0.1 million stock repurchase obligation for the year ended December 31, 2015 was met as part of the consideration for the sale of the unrestricted subsidiary, Florida II.

The $28.9 million goodwill impairment for the year ended December 31, 2016 was recorded when the Company determined that the Retail financial services segment was impaired after performing an analysis of the expected effects of the CFPB’s rules on future performance. The $68.0 million goodwill impairment for the year ended December 31, 2015 was recorded when the Company performed its annual review of impairment.

Income tax expense decreased by $11.1 million for the year ended December 31, 2016 as compared to the same period in 2015 primarily due to the impact of the tax effect of the intangibles as part of the sale of Florida II and the QC Transaction in 2016.

Business Segment Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

	As of and for the year ended December 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$325,575		$52,788			$378,363
Goodwill	113,290		—			113,290
Other Intangible Assets	529		883			1,412
Total Revenues	$311,324	100.0%	$91,005	100.0%		$402,329	100.0%
Provision for Loan Losses	68,273	21.9%	47,689	52.4%		115,962	28.8%
Other Operating Expenses	157,099	50.5%	10,792	11.9%		167,891	41.7%
Operating Gross Profit	85,952	27.6%	32,524	35.7%		118,476	29.5%
Interest Expense, net	31,573	10.1%	12,897	14.2%		44,470	11.1%
Depreciation and Amortization	4,122	1.3%	865	1.0%		4,987	1.2%
Goodwill Impairment	28,949	9.3%	—	—		28,949	7.2%
Loss on Sale of Subsidiaries	4,106	1.3%	—	—		4,106	1.0%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(16.2)%
Other Corporate Expenses (a)	—	—	—	—	86,434	86,434	21.5%
Income from Continuing Operations, before tax	17,202	5.5%	18,762	20.6%	(21,317)	14,647	3.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain in debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2016.

	As of and for the year ended December 31, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$386,351		$73,193			$459,544
Goodwill	152,568		—			152,568
Other Intangible Assets	666		1,247			1,913
Total Revenues	$393,243	100.0%	$134,136	100.0%		$527,379	100.0%
Provision for Loan Losses	106,053	27.0%	84,956	63.3%		191,009	36.2%
Other Operating Expenses	181,059	46.0%	24,088	18.0%		205,147	38.9%
Operating Gross Profit	106,131	27.0%	25,092	18.7%		131,223	24.9%
Interest Expense, net	38,939	9.9%	20,043	14.9%		58,982	11.2%
Depreciation and Amortization	4,323	1.1%	1,085	0.8%		5,408	1.0%
Market Value of Stock Repurchase Obligation	(1,000)	(0.3)%	—	—		(1,000)	(0.2)%
Goodwill Impairment	68,017	17.3%	—	—		68,017	12.9%
Gain on Debt Extinguishment (a)	—	—	—	—	(47,976)	(47,976)	(9.1)%
Other Corporate Expenses (a)	—	—	—	—	90,545	90,545	17.2%
Income (loss) from Continuing Operations, before tax	(4,148)	(1.1)%	3,964	3.0%	(42,569)	(42,753)	(8.1)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

Intersegment revenues of $1,616 for the year ending December 31, 2015 have been eliminated.

Retail Financial Services

Retail financial services represented 77.4%, or $311.3 million, of consolidated revenues for the year ended December 31, 2016, which was a decrease of $81.9 million, or 20.8%, over the prior period, primarily due to heightened underwriting standards, the consolidation of underperforming retail locations beginning in the second half of 2015 and continuing throughout 2016, and the sale of Florida II. The provision for loan losses decreased as a percentage of revenue from 27.0% to 21.9 % and operating gross profit increased as a percentage of revenue from 27.0% to 27.6% for the year ended December 31, 2016 over the prior period reflecting the benefits of our focus on portfolio rationalization.

Internet Financial Services

For the year ended December 31, 2016, total revenues contributed by our Internet financial services segment was $91.0 million, a decrease of $43.1 million, or 32.2%, over the prior year comparable period, which was primarily attributable to heightened underwriting standards. The provision for loan losses decreased as a percentage of revenue from 63.3% to 52.4% and operating gross profit increased as a percentage of revenue from 18.7% to 35.7% for the year ended December 31, 2016, over the prior period reflecting the benefits of our heightened underwriting standards and portfolio rationalization.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$239,300	$178,750	$(60,550)	(25.3%)	46.1%	33.9%
Medium-term Consumer Loan Fees and Interest	122,644	146,320	23,676	19.3%	23.7%	27.7%
Credit Service Fees	41,497	106,328	64,831	156.2%	8.0%	20.2%
Check Cashing Fees	79,743	62,826	(16,917)	(21.2%)	15.4%	11.9%
Prepaid Debit Card Services	7,552	8,742	1,190	15.8%	1.5%	1.7%
Other Income	27,517	24,413	(3,104)	(11.3%)	5.3%	4.6%
Total Revenue	$518,253	$527,379	$9,126	1.8%	100.0%	100.0%

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

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)

Salaries	$76,034	$80,629	$4,595	6.0%	14.7%	15.3%
Provision for Loan Losses	190,725	191,009	284	0.1%	36.8%	36.2%
Occupancy	30,232	31,104	872	2.9%	5.8%	5.9%
Depreciation & Amortization	8,486	10,268	1,782	21.0%	1.6%	1.9%
Advertising & Marketing	19,654	21,533	1,879	9.6%	3.8%	4.1%
Bank Charges	5,339	5,731	392	7.3%	1.0%	1.1%
Store Supplies	3,638	2,803	(835)	(23.0%)	0.7%	0.5%
Collection Expenses	3,103	3,233	130	4.2%	0.6%	0.6%
Telecommunications	6,392	6,477	85	1.3%	1.2%	1.2%
Security	2,912	2,874	(38)	(1.3%)	0.6%	0.6%
License & Other Taxes	1,787	1,829	42	2.4%	0.3%	0.4%
Lease Termination Costs	—	3,666	3,666	100.0%	0.0%	0.7%
Loss on Asset Disposal	136	1,808	1,672	1229.4%	0.0%	0.3%
Other Operating Expenses	29,609	33,192	3,583	12.1%	5.8%	6.3%
Total Operating Expenses	378,047	396,156	18,109	4.8%	72.9%	75.1%
Income from Operations	$140,206	$131,223	$(8,983)	(6.4%)	27.1%	24.9%

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

Salaries, as a percentage of revenue, increased from 14.7% to 15.3% as compared to the prior period; however, strategic cost savings measures such as consolidating underperforming retail locations, workforce reduction, and reducing operating hours have continued to reduce actual costs quarter over quarter during the second half of 2015.

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

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2014	2015	Increase (Decrease)		2014	2015
				(Percent)	(Percent of Revenue)
Corporate Expenses	$79,724	$89,584	$9,860	12.4%	15.4%	16.9%
Depreciation & Amortization	5,763	5,408	(355)	(6.2%)	1.1%	1.0%
Sponsor Management Fee	1,245	961	(284)	(22.8%)	0.2%	0.2%
Interest expense, net	55,342	58,982	3,640	6.6%	10.7%	11.2%
Gain on Debt Extinguishment	—	(47,976)	(47,976)	(100.0%)	0.0%	(9.1%)
Market Value of Stock Repurchase Obligation	3,202	(1,000)	(4,202)	(131.2%)	0.6%	(0.2%)
Goodwill Impairment	72,105	68,017	(4,088)	100.0%	13.9%	12.9%
Discontinued Operations	4,585	—	(4,585)	(100.0%)	0.9%	0.0%
Income tax expense (benefit)	(29,695)	27,259	56,954	191.8%	(5.7%)	5.2%
Total Corporate and Other Expenses	$192,271	$201,235	$8,964	4.7%	37.1%	38.2%

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

In the prior year, the Company had an income tax benefit of 29.7 million. In 2015, the benefit was reduced by a $41.3 million tax valuation allowance which resulted in a total income tax expense of $27.3 million.

Segment Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following tables present summarized financial information for the Company’s segments, Retail financial services and Internet financial services.

	As of and for the year ended December 31, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$386,351		$73,193			$459,544
Goodwill	152,568		—			152,568
Other Intangible Assets	666		1,247			1,913
Total Revenues	$393,243	100.0%	$134,136	100.0%		$527,379	100.0%
Provision for Loan Losses	106,053	27.0%	84,956	63.3%		191,009	36.2%
Other Operating Expenses	181,059	46.0%	24,088	18.0%		205,147	38.9%
Operating Gross Profit	106,131	27.0%	25,092	18.7%		131,223	24.9%
Interest Expense, net	38,939	9.9%	20,043	14.9%		58,982	11.2%
Depreciation and Amortization	4,323	1.1%	1,085	0.8%		5,408	1.0%
Market Value of Stock Repurchase Obligation	(1,000)	(0.3)%	—	—		(1,000)	(0.2)%
Goodwill Impairment	68,017	21.8%	—	—		68,017	12.9%
Gain on Debt Extinguishment (a)	—	—	—	—	(47,976)	(47,976)	(9.1)%
Other Corporate Expenses (a)	—	—	—	—	90,545	90,545	17.2%
Income (loss) from Continuing Operations, before tax	(4,148)	(1.1)%	3,964	3.0%	(42,569)	(42,753)	(8.1)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain in debt extinguishment and all other corporate expenses as unallocated.

	As of and for the year ended December 31, 2014
	Retail Financial	% of	Internet Financial	% of	Unallocated (Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$504,152		$64,909		$—	$569,061
Goodwill	222,565		—		—	222,565
Other Intangible Assets	1,682		1,863		—	3,545
Total Revenues	$403,762	100.0%	$114,491	100.0%	$—	$518,253	100.0%
Provision for Loan Losses	116,794	28.9%	73,931	64.6%	—	190,725	36.8%
Other Operating Expenses	167,880	41.6%	19,442	17.0%	—	187,322	36.1%
Operating Gross Profit	119,088	29.5%	21,118	18.4%	—	140,206	27.1%
Goodwill impairment	58,647	14.5%	13,458	11.8%	—	72,105	13.9%
Interest Expense, net	41,088	10.2%	14,254	12.4%	—	55,342	10.7%
Depreciation and Amortization	4,086	1.0%	1,677	1.5%	—	5,763	1.1%
Market Value of Stock Repurchase Obligation	3,202	0.8%	—	—	—	3,202	0.6%
Other Corporate Expenses (a)	—	—	—	—	80,969	80,969	15.6%
Income (loss) from Continuing Operations, before tax	12,065	3.0%	(8,271)	(7.2)%	(80,969)	(77,175)	(14.9)%

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

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for each of the years specified below:

	Year Ended December 31,

(in thousands)	2014	2015	2016
Net Cash Provided by Operating Activities	$195,184	$195,145	$122,221
Net Cash Used in Investing Activities	(207,189)	(180,501)	(93,399)
Net Cash Provided by (Used in) Financing Activities	(572)	6,563	(21,430)
Net Increase (Decrease) in Cash and Cash Equivalents	$(12,577)	$21,207	$7,392

Cash Flows from Operating Activities.  During 2016, net cash provided by operating activities was $122.2 million compared to $195.1 million during the prior year period. The primary source of cash was net income, net of the non-cash impact of provisioning and goodwill impairment.

During 2015, net cash provided by operating activities was $195.1 million compared to $195.2 million during the prior year period. The primary source of cash was net income, net of the non-cash impact of provisioning and goodwill impairment.

During 2014, net cash provided by operating activities was $195.2 million primarily due to net income, net of the non-cash impact of provisioning and goodwill impairment.

Cash Flows from Investing Activities. During 2016, net cash used in investing activities was $93.4 million compared to $180.5 million during the prior year period. The primary use of cash in 2016 was for $82.5 million in loan originations.

During 2015, net cash used in investing activities was $180.5 million compared to $207.2 million during the prior year period. The primary use of cash in 2015 was for $159.7 million in loan originations.

During 2014, net cash used in investing activities was $207.2 million primarily due to $184.4 million in loan originations as the Company continued to grow its portfolios.

Cash Flows from Financing Activities. Net cash used in financing activities during 2016 was $21.4 million. The primary source of cash was $14.3 million in proceeds on subsidiary notes offset by $38.9 million in payments for the repurchase of senior secured notes.

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

Financing Instruments

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $30.6 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes.  As of December 31, 2016 and December 31, 2015, we were in compliance with these covenants.

On October 27, 2016, the Company entered into an amendment and extension of its existing revolving credit facility. The revolving credit facility, which was fully drawn at the closing of the amendment, is now structured as a $30.6 million revolving credit facility with an accordion feature that, so long as no default exists, allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is a scheduled to mature on March 30, 2018.  The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 80% of the aggregate commitment on or before December 31, 2017.  The 1-month LIBOR rate was 0.62% and 0.24% at December 31, 2016, and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at December 31, 2016, and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 4.0% of any unused commitments. The covenants and borrowing base have not been amended.

The Alabama revolving credit facility was renewed in February 2016 with a maturity of July 2017.

For the years ended December 31, 2015 and December 31, 2016, we repurchased $66.3 million and $103.9 million of our senior secured notes resulting in $48.0 million and $65.1 million gains on debt extinguishment, respectively. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, through affiliates or otherwise and such repurchases may be material.

Capital Expenditures

For the years ended December 31, 2014, 2015 and 2016, we spent $23.4 million, $20.0 million, and $9.1 million, respectively, on capital expenditures.   Capital expenditures during 2014 were primarily for capital leases on equipment, development costs on the POS system, and continuing to open stores in the Alabama and Tennessee markets. Capital expenditures during 2015 were primarily for development costs on the POS system and opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets. Capital expenditures during 2016 were primarily to develop a data warehouse.  The decreases in 2015 and 2016 compared to 2014 is due to the Company making the strategic decision to only open certain retail locations and capital expenditures have slowed during the following two years.

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

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2016:

	Total	2017	2018 - 2019	2020 - 2021	After 2021
Operating Leases	$56,034	$21,736	$26,115	$6,641	$1,542
Capital Leases	1,516	1,217	299	—	—
Senior secured notes
Principal	249,790	—	237,290	12,500	—
Interest	64,966	27,102	37,199	664	—
Total Senior Secured Notes	314,756	27,102	274,489	13,164	—
Borrowings under Revolving Credit Facility
Principal	32,850	2,250	30,600	—	—
Interest (1)	7,490	6,033	1,458	—	—
Total borrowings under Revolving Credit Facility	40,340	8,283	32,058	—	—
Borrowings under Subsidiary Note Payable
Principal	49,372	7,414	41,002	956	—
Interest	7,651	6,897	700	54	—
Total borrowings under Subsidiary Note Payable	57,023	14,311	41,702	1,010	—
Total	$469,669	$72,649	$374,663	$20,815	$1,542

(1)

Contractual interest obligations for the revolving credit facility includes cash payments we expect to make with respect to an administrative fee of 0.75% and an undrawn line fee of 4.00% of the unused commitments under the revolving credit facility.

Existing Indebtedness. We issued $395 million aggregate principal amount of our senior secured notes in 2011, and $237.3 million remain outstanding as of December 31, 2016. The notes have an interest rate of 10.75%, payable semi-annually, and will mature in April of 2019. The proceeds were used to refinance debt, pay fees and expenses, and to finance a dividend payment to shareholders.

On July 6, 2012, we completed an offering of $25.0 million aggregate principal amount of senior secured notes, which will mature on May 1, 2020, and $12.5 million remain outstanding as of December 31, 2016. Other than the interest rate and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior secured notes described above, except that such notes are not freely tradable.

Our Alabama subsidiary also maintains a $7.0 million revolving line of credit which had an outstanding balance of $2.3 million as of December 31, 2016.

Concurrent with the offering of senior secured notes consummated in connection with the California Acquisition, we also entered into a four-year, $40 million revolving credit facility.  On October 27, 2016, the Company entered into an amendment and extension of its existing revolving credit facility. The revolving credit facility, which was fully drawn at the closing of the amendment, is now structured as a $30.6 million revolving credit facility with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $40.0 million in total availability. The revolving credit facility is scheduled to mature on March 30, 2018.  The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 80% of the aggregate commitment on or before December 31, 2017.  The covenants and borrowing base have not been amended.

On December 20, 2013 and September 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding were the proceeds from $40.0 million and $7.3 million installment notes, which were used to acquire loans from guarantor subsidiaries. The $40.0 million subsidiary note was amended in June 2016 to extend the maturity date to January 2018. The $7.3 million subsidiary note was amended in March 2017 to extend the maturity to April 2017.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.3 million at December 31, 2016 and our share of the note was $0.9 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane.

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

Loan Portfolio

As of December 31, 2016, we offered loans in 35 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of December 31, 2015 and 2016, our total finance receivables net of unearned advance fees were approximately $152.4 million and $110.0 million, respectively.

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

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2016 and 2015, the outstanding amount of active consumer loans was $36.9 million and $40.6 million, respectively, which were guaranteed by the Company. The accrual for third party loan losses which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $3.1 million and $2.6 million as of December 31, 2016 and 2015, respectively.

ITEM 7A.QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of December 31, 2016, we had $333.5 million of gross indebtedness, of which, $32.9 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.  In addition, we have access to $4.5 million of lines of credit which are subject to variable interest rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Choice Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Choice Financial Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Raleigh, North Carolina
March 29, 2017

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except per share data)

	December 31,	December 31,
	2016	2015

Assets
Current Assets
Cash and cash equivalents	$106,333	$98,941
Restricted cash	3,015	3,460
Finance receivables, net of allowance for loan losses of $13,373 and $20,552	87,960	119,704
Short-term investments, certificates of deposit	500	1,115
Card related pre-funding and receivables	1,545	1,674
Other current assets	19,404	17,024
Total current assets	218,757	241,918
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,846 and $3,340	5,859	8,797
Property, leasehold improvements and equipment, net	36,431	46,085
Goodwill	113,290	152,568
Other intangible assets	1,412	1,913
Security deposits	2,614	3,098
Deferred tax asset, net	—	5,165
Total assets	$378,363	$459,544
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$37,002	$34,616
Money orders payable	8,209	11,233
Accrued interest	4,727	6,707
Current portion of capital lease obligation	1,155	1,567
Current portion of line of credit, net of deferred issuance costs of $14 and $-0-	2,236	—
Current portion of related party Florida seller notes	—	10,097
Current portion of subsidiary notes payable, net of deferred issuance costs of $7 and $3	7,407	211
Deferred revenue	2,753	3,154
Total current liabilities	63,489	67,585
Noncurrent Liabilities
Lease termination payable	1,066	1,322
Capital lease obligation	292	1,485
Stock repurchase obligation	—	3,130
Line of credit, net of deferred issuance costs of $760 and $575	29,840	26,625
Subsidiary notes payable, net of deferred issuance costs of $617 and $434	41,341	35,506
Senior secured notes, net of deferred issuance costs of $2,861 and $5,803	246,929	347,913
Deferred revenue	10,055	—
Deferred tax liability, net	9,675	—
Total liabilities	402,687	483,566
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,982 outstanding shares at December 31, 2016 and 8,982 outstanding shares at December 31, 2015	90	90
Additional paid-in capital	129,624	128,331
Retained deficit	(153,988)	(152,443)
Treasury stock	(50)	—
Total stockholders' deficit	(24,324)	(24,022)
Total liabilities and stockholders' equity	$378,363	$459,544

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Revenues:
Finance receivable fees	$238,073	$325,070	$361,944
Credit service fees	86,864	106,328	41,497
Check cashing fees	48,437	62,826	79,743
Card fees	7,974	8,742	7,552
Other	20,981	24,413	27,517
Total revenues	402,329	527,379	518,253
Operating expenses:
Salaries	70,024	80,629	76,034
Provision for loan losses	115,962	191,009	190,725
Occupancy	27,590	31,104	30,232
Advertising and marketing	6,831	21,533	19,654
Lease termination	1,733	3,666	—
Depreciation and amortization	10,116	10,268	8,486
Other	51,597	57,947	52,916
Total operating expenses	283,853	396,156	378,047
Operating gross profit	118,476	131,223	140,206
Corporate and other expenses
Corporate expenses	86,434	90,545	80,969
Depreciation and amortization	4,987	5,408	5,763
Interest expense, net	44,470	58,982	55,342
Loss on sale of subsidiaries	4,106	—	—
Gain on debt extinguishment	(65,117)	(47,976)	—
Market value of stock repurchase obligation	—	(1,000)	3,202
Goodwill impairment	28,949	68,017	72,105
Total corporate and other expenses	103,829	173,976	217,381
Income (loss) from continuing operations, before tax	14,647	(42,753)	(77,175)
Provision (benefit) for income taxes	16,192	27,259	(29,695)
Loss from continuing operations, net of tax	(1,545)	(70,012)	(47,480)
Discontinued operations (net of (benefit) for income taxes of $-0-, $-0- and ($1,422))	—	—	(4,585)
Net Loss	(1,545)	(70,012)	(52,065)
Net loss attributable to non-controlling interests	—	—	(297)
Net loss attributable to controlling interests	$(1,545)	$(70,012)	$(51,768)

Amounts attributable to Community Choice Financial shareholders:
Net loss from continuing operations, net of tax	$(1,545)	$(70,012)	$(47,480)
Discontinued operations, net of tax	—	—	(4,288)
Net loss attributable to Community Choice Financial shareholders	$(1,545)	$(70,012)	$(51,768)

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015, and 2014

(Dollars in thousands)

				Additional
	Common Stock		Treasury	Paid-In	Non-Controlling	Retained
	Shares	Amount	Stock	Capital	Interest	Deficit	Total
Balance, December 31, 2013	8,981,536	$90	$—	$125,487	$26,428	$(30,663)	$121,342
Stock-based compensation expense	—	—	—	2,349	-	—	2,349
Restricted stock unit repurchase	—	—	—	(107)	-	—	(107)
De-consolidation of Insight Holdings	—	—	—	—	(25,744)	—	(25,744)
Member distribution	—	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	(297)	(51,768)	(52,065)
Balance, December 31, 2014	8,981,536	$90	$—	$127,729	$-	$(82,431)	$45,388
Stock-based compensation expense	—	—	—	602	-	—	602
Net loss	—	—	—	—	-	(70,012)	(70,012)
Balance, December 31, 2015	8,981,536	$90	$—	$128,331	$-	$(152,443)	$(24,022)
Reacquired stock	(1,000,000)	—	(50)	—	-	—	(50)
Stock-based compensation expense	—	—	—	1,293	-	—	1,293
Net loss	—	—	—	—	-	(1,545)	(1,545)
Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$—	$(153,988)	$(24,324)

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(1,545)	$(70,012)	$(52,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	115,962	191,009	190,725
Loss on deconsolidation of Insight Holdings	—	—	4,585
Goodwill impairment	28,949	68,017	72,105
Loss on disposal of assets	1,901	1,808	136
Gain on debt extinguishment	(65,117)	(47,976)	—
Loss on sale of subsidiaries	4,106	—	—
Depreciation	14,439	13,909	11,071
Amortization of note discount and deferred debt issuance costs	2,697	3,015	2,665
Amortization of intangibles	664	1,767	4,319
Deferred (benefit from) income taxes	14,840	26,871	(26,663)
Change in fair value of stock repurchase obligation	—	(1,000)	3,202
Stock-based compensation	1,293	602	2,349
Changes in assets and liabilities:
Short-term investments	615	—	—
Card related pre-funding and receivables	129	932	(1,260)
Restricted cash	445	417	(3,200)
Other assets	(4,307)	8,384	(16,948)
Deferred revenue	9,654	(2,821)	(2,110)
Accrued interest	(1,857)	(1,482)	38
Money orders payable	(3,024)	2,143	(6,405)
Lease termination payable	(256)	1,322	—
Accounts payable and accrued expenses	2,633	(1,760)	12,640
Net cash provided by operating activities	122,221	195,145	195,184
Cash flows from investing activities
Net receivables originated	(82,525)	(159,710)	(184,369)
Net acquired assets, net of cash	(1,794)	(810)	(2,192)
Internally developed software intangible asset	—	—	(72)
Deconsolidation of Insight Holdings	—	—	(628)
Proceeds from sale of equity investment	—	—	3,500
Purchase of leasehold improvements and equipment	(9,080)	(19,981)	(23,428)
Net cash used in investing activities	(93,399)	(180,501)	(207,189)
Cash flows from financing activities
Repurchase of senior secured notes	(38,809)	(18,308)	—
Proceeds from subsidiary note	14,265	2,400	34,147
Payments on subsidiary note	(1,047)	(383)	(8,110)
Payments on related party Florida seller notes	—	(2,250)	(500)
Payments on capital lease obligations	(1,376)	(1,796)	(463)
Net proceeds (payments) on lines of credit	5,650	27,200	(25,000)
Repurchase of restricted stock units	—	—	(107)
Payments on mortgage note payable	—	—	(426)
Proceeds from refinance of mortgage note payable	—	—	720
Debt issuance costs	(113)	(300)	(446)
Member distribution	—	—	(387)
Net cash provided by (used in) financing activities	(21,430)	6,563	(572)
Net increase (decrease) in cash and cash equivalents	7,392	21,207	(12,577)
Cash and cash equivalents:
Beginning	98,941	77,734	90,311
Ending	$106,333	$98,941	$77,734

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$40,369	$57,154	$52,235
Income taxes paid, net	$813	$(4,834)	$(254)

Supplemental Schedule of Noncash Investing and Financing Activities
Equipment acquired through capital lease	$—	$1,876	$2,546
Acquisitions (Note 14):
Purchase price	$11,002	$—	$—

Fair value of finance receivables acquired	$9,065	$—	$—
Fair value of other tangible assets acquired, principally leasehold improvements and equipment	563	—	—
Fair value of other intangible assets acquired, principally trade name	323	—	—
Cost in excess of net assets acquired	1,051	—	—
	11,002	—	—
Less recognized amounts of identifiable assets and liabilities divested
Fair value of finance receivables	(6,834)	—	—
Fair value of leasehold improvements and equipment	(787)	—	—
Fair value of identifiable goodwill	(5,982)	—	—
Fair value of other liabilities	64	-	-
Loss on transaction	2,537	-	-
	$—	$—	$—

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011 under the laws of the State of Ohio. As of December 31, 2016, the Company owned and operated 518 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 32 states. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company previously determined that Insight Holdings Company, LLC (“Insight Holdings”) was a Variable Interest Entity (“VIE”) of which the Company was the primary beneficiary. Therefore, the Company consolidated this VIE as of April 1, 2013 until it was sold on May 12, 2014. Insight Holdings has been presented as a discontinued operation on the consolidated statements of operations.

Reclassifications:  Certain amounts reported in the 2015 and 2014 consolidated financial statements have been reclassified to conform to classifications presented in the 2016 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less represented 18.2% and 17.7% of short-term consumer loans at December 31, 2016 and 2015, respectively.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the consumer loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $2,316 of the $113,020 total receivables at December 31, 2016 and $2,525 of the $155,296 total receivables at December 31, 2015.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days represented 10.2% and 13.7% of medium-term consumer loans at December 31, 2016 and 2015, respectively.

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

Card related pre-funding and receivables: The Company acts as an agent for Insight, which is now owned by GreenDot, marketing prepaid debit cards. The Company is required to pre-fund certain card activity.

Property, leasehold improvements and equipment: Leasehold improvements and equipment are carried at cost. Depreciation is provided principally by straight-line methods over the estimated useful lives of the assets or the lease term, whichever is shorter.

The useful lives of leasehold improvements and equipment by class are as follows:

Years
Furniture & fixtures	7
Leasehold improvements	Life of Lease
Equipment	3 - 7
Vehicles	5
Capital leases & maintenance	Life of Lease
Buildings	39

Deferred loan origination costs: Direct costs incurred for the origination of loans, which consist mainly of direct and employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized as income at the time that loans are paid in full.

Goodwill and other intangible assets:  Goodwill, or cost in excess of fair value of net assets of the companies acquired, is recorded at its carrying value and is periodically evaluated for impairment. The Company tests the carrying value of goodwill and other intangible assets annually as of December 31 or when the events and circumstances warrant such a review. One of the methods for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Changes in estimates of cash flows and fair value, however, could affect the valuation.

For the year ended December 31, 2014, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13,458 and for the Retail services segment of $58,647.

For the year ending December 31, 2015, the Company conducted its annual test for impairment of goodwill for the Retail financial services segment and concluded that an impairment for the Retail services segment of $68,017 should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

On July 1, 2016, the Company entered into a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah, as described in Note 14.   The Company provided a version of a new projection model which was based on the potential effects of these rules as the Company understood the impact at that time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determining fair value. The test concluded that the Retail financial services reporting unit had an impairment of $28,949 as of July 1, 2016.

For the year ending December 31, 2016, the Company conducted its annual test for impairment of goodwill for the Retail financial services segment and concluded that there was no impairment for the Retail services segment. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

The Company’s other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. The amounts recorded for other intangible assets are amortized using the straight-line method over three,  five, or seven years. Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $664,  $1,767, and $4,319, respectively.

Equity Method Investments:  Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, Investments – Equity Method and Joint Ventures, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

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

Deferred rent: The Company leases premises under agreements which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed under the straight line method, are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the years ended December 31, 2016, 2015, and 2014 were $6,831, $21,533 and $19,654, respectively. Corporate level advertising and marketing expense for the years ended December 31, 2016, 2015, and 2014 were $447,  $1,458, and $1,475, respectively.

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

The Company follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes, notes payable, and stock repurchase obligation at December 31, 2016 and December 31, 2015, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at December 31, 2016 and December 31, 2015 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

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

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$106,333	$106,333	1
Restricted cash	3,015	3,015	1
Finance receivables	93,819	93,819	3
Short-term investments, certificates of deposit	500	500	2
Financial liabilities:
10.75% Senior secured notes	237,290	195,503	1
12.75% Senior secured notes	12,500	10,221	2
Subsidiary Note payable	49,372	49,372	2
Line of Credit	32,850	32,850	2

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$98,941	$98,941	1
Restricted cash	3,460	3,460	1
Finance receivables	128,501	128,501	3
Short-term investments, certificates of deposit	1,115	1,115	2
Financial liabilities:
10.75% Senior secured notes	328,716	77,248	1
12.75% Senior secured notes	25,000	5,415	2
Related party Florida seller notes	10,097	10,097	2
Subsidiary Note payable	36,154	36,154	2
Line of Credit	27,200	27,200	2
Stock repurchase obligation	3,130	3,130	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at December 31, 2016. There were no shares held in treasury at December 31, 2015.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. This ASU was amended in August 2015 by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date by one year. In addition, between March 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. For public business entities, ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted at, but not before, the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 either retrospectively or through an alternative transition model. The Company is still assessing the effect that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 was adopted during 2016. Due to the adoption of this standard, the Company has evaluated at the annual reporting period and noted no conditions or events exist that would raise substantial doubt about the entity’s ability to continue as a going concern.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 824)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is consistent with current guidance, or account for forfeitures when they occur. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for public entities that are Securities and Exchange Commission (“SEC”) filers for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is still assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash”. GAAP currently does not include specific guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This guidance eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  Any impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill.  This guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2016) through the issuance date of March 29, 2017.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Short-term consumer loans	$61,589	$76,631
Medium-term consumer loans	51,431	78,665
Gross receivables	$113,020	$155,296
Unearned advance fees, net of deferred loan origination costs	(2,982)	(2,903)
Finance receivables before allowance for loan losses	110,038	152,393
Allowance for loan losses	(16,219)	(23,892)
Finance receivables, net	$93,819	$128,501

Finance receivables, net
Current portion	$87,960	$119,704
Non-current portion	5,859	8,797
Total finance receivables, net	$93,819	$128,501

Changes in the allowance for the loan losses by product type for the year ended December 31, 2016 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2016	Provision	Charge-Offs	Recoveries	12/31/2016	12/31/2016	of receivable
Short-term consumer loans	$3,676	$37,906	$(101,069)	$61,710	$2,223	$61,589	3.61%
Medium-term consumer loans	20,216	46,836	(60,831)	7,775	13,996	51,431	27.21%
	$23,892	$84,742	$(161,900)	$69,485	$16,219	$113,020	14.35%

The provision for loan losses for the year ended December 31, 2016 also includes losses from returned items from check cashing of $6,056.

The provision for short-term consumer loans of $37,906 is net of debt sales of $1,484 and the provision for medium-term consumer loans of $46,836 is net of debt sales of $2,606.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $669 and is included in the provision for medium-term consumer loans for the year ended December 31, 2016. For these loans evaluated for impairment, there were $1,279 of payment defaults during the year ended December 31, 2016. The troubled debt restructurings during the year ended December 31, 2016 are subject to an allowance of $219 with a net carrying value of $660 at December 31, 2016.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $1,382 and is included in the provision for medium-term consumer loans for the year ended December 31, 2015. For these loans evaluated for impairment, there were no payment defaults during the year ended December 31, 2015. The troubled debt restructurings during the year ended December 31, 2015 are subject to an allowance of $498 with a net carrying value of $1,260 at December 31, 2015.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $1,439 and is included in the provision for medium-term consumer loans for the year ended December 31, 2014. For these loans evaluated for impairment, there were no payment defaults during the year ended December 31, 2014. The troubled debt restructurings during the year ended December 31, 2014 are subject to an allowance of $610 with a net carrying value of $1,641 at December 31, 2014.

The Company has subsidiaries that facilitate third party lender loans.  Changes in the accrual for third-party lender losses for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Balance, beginning of period	$2,610	$4,434	$1,481
Provision for loan losses	25,164	35,622	21,461
Charge-offs, net	(24,675)	(37,446)	(18,508)
Balance, end of period	$3,099	$2,610	$4,434

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,927 and $40,552 at December 31, 2016 and 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The provision for third-party lender losses of $25,164 for the year ended December 31, 2016 is net of debt sales of $804.

The Company was required to purchase $56,028 and $77,657 of loans as part of the CSO Program during the years ended December 31, 2016 and 2015, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $31,187 and $40,289 for collections on these loans during the years ended December 31, 2016 and 2015, respectively.

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

The aging of receivables at December 31, 2016 and 2015 are as follows :

	December 31, 2016		December 31, 2015
Current finance receivables	$102,515	90.7%	$138,346	89.1%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	290	0.3%	1,268	0.8%
Medium-term consumer loans	6,096	5.4%	9,433	6.1%
Total past due finance receivables (1 - 30 days)	6,386	5.7%	10,701	6.9%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,668	2.4%	3,225	2.1%
Total past due finance receivables (31 - 60 days)	2,668	2.4%	3,225	2.1%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,451	1.2%	3,024	1.9%
Total past due finance receivables (61 - 90 days)	1,451	1.2%	3,024	1.9%
Total delinquent	10,505	9.3%	16,950	10.9%
	$113,020	100.0%	$155,296	100.0%

Note 3. Related Party Transactions and Balances

Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. Total fees paid pursuant to this agreement for the years ended December 31, 2016, 2015, and 2014 were $761,  $961, and $1,245, respectively.

The Company has access to use an aircraft owned by a related party. The Company rents the aircraft from this related party for Company business. Total rent paid to these related parties for usage of the aircraft for the years ended December 31, 2016, 2015, and 2014 were $-0-,  $25, and $103, respectively, and are included with corporate expenses on the consolidated statements of operations for the respective periods.

Certain retail locations of the Company are owned by related parties and leased from the related parties. Rent paid to the related parties were $1,100,  $1,247, and $1,220 for the years ended December 31, 2016, 2015, and 2014, respectively, and are included with occupancy expenses on the consolidated statements of operations for the respective periods.

Certain senior members of management have an interest in a vendor from which the Company purchased telecommunications services.  The $3,889,  $1,168, and $21 in hardware and services for the years ended December 31, 2016, 2015, and 2014, respectively, were provided to the Company by the vendor at a reduced rate.  If the Company were to source the service from another vendor, the overall cost of the service may increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the years ended December 31, 2016, 2015, and 2014 were $454,  $404, and $332, respectively.

Certain directors have an interest in the provider of the $30,600 revolving line of credit, and the $40,000 and $7,300 subsidiary notes.

Certain senior members of management and directors of the Company have an indirect interest and serve as directors of a vendor that provides the Company with credit bureau services.  One director has a direct financial interest in the same vendor.

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2016 and 2015, property, leasehold improvements and equipment consisted of the following:

	2016	2015

Furniture & fixtures	$ 25,256	$ 28,417
Leasehold improvements	51,882	58,671
Equipment	32,498	30,177
Vehicles	3,141	2,794
Land	558	1,020
Building	210	811
	113,545	121,890
Less accumulated depreciation	(77,114)	(75,805)
	$ 36,431	$ 46,085

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Goodwill	$113,290	$152,568
Other intangible assets, net:
Non-compete agreements	$2	$17
Trade names	965	1,257
Customer lists	235	372
Internally developed software	210	267
	$1,412	$1,913

The carrying amounts of goodwill by reportable segment at December 31, 2016 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$322,166	$13,458	$335,624
Accumulated impairment losses	(208,876)	(13,458)	(222,334)
	$113,290	$—	$113,290

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2013	$312,534
Other acquisitions, net	764
Insight Holding deconsolidation	(16,413)
Internet segment impairment	(13,458)
Retail segment impairment	(58,647)
Effect of tax benefits	(2,215)
Balance at December 31, 2014	222,565
Other acquisitions, net	234
Retail segment impairment	(68,017)
Effect of tax benefits	(2,214)
Balance at December 31, 2015	152,568
Other acquisitions and dispositions, net	(10,329)
Retail segment impairment	(28,949)
Balance at December 31, 2016	$113,290

The Company performs a goodwill impairment test for the Retail services segment as required when a portion of a segment is sold.

The Company sold its interests in Buckeye Check Cashing of Florida II (“Florida II”) in February 2016 as described in Note 14. The test resulted in no impairment of goodwill.

On July 1, 2016, the Company entered in to a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah, as described in Note 14.  In June 2016, the Consumer Financial Protection Bureau published its notice of proposed rule-making on payday, vehicle title and certain high-cost installment loans which will restrict the Company’s ability to lend to consumers. At this time, we are unable to predict what the final version of these rules will be or their impact on our business. The Company provided a version of a new projection model which was based on the potential effects of these rules as the Company understands the impact at this time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determining fair value. The test concluded that the Retail financial services reporting unit had an impairment of $28,949 as of July 1, 2016.

The Company conducted its annual test for impairment of goodwill as of December 31, 2016 for the Retail financial services reporting unit and concluded that there was no impairment of the Retail financial services reporting unit. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

The Company conducted its annual test for impairment of goodwill as of December 31, 2015 for the Retail financial services reporting unit and concluded that the Retail financial services reporting unit has an impairment of $68,017. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

During 2014, CCFI’s majority shareholder, Diamond Castle Holdings, sold its shares of CCFI from existing limited partnerships to newly formed limited partnerships. CCFI recognized that the approximate share price at which the shares were transferred indicated a permanent change in share price and thus met the standard for qualitative factors that may indicate impairment. As a result, the Company conducted a test for impairment of goodwill for both the Retail financial and Internet services segments and recorded impairments for the Internet services segment of $13,458 and for the Retail services segment of $58,647.

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported as of December 31, 2016 was approximately $24,759 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the years ended December 31, 2016, 2015, and 2014 were $-0-,  $2,214, and $2,215, respectively. The effect of the tax benefits for each subsequent year may result in future reductions to the carrying amount of goodwill.

The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $46,775. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

Other intangible assets are summarized as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$3,124	$(3,122)	$2	$3,352	$(3,335)	$17
Trade names	7,219	(6,254)	965	7,308	(6,051)	1,257
Customer lists	3,026	(2,791)	235	7,555	(7,183)	372
Internally developed software	2,339	(2,129)	210	2,339	(2,072)	267
Total	$15,708	$(14,296)	$1,412	$20,554	$(18,641)	$1,913

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2017	$492
2018	490
2019	271
2020	127
2021	32
Thereafter	—
$1,412

Intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was $664,  $1,767 and $4,319, respectively.

Intangible assets for Insight Holdings were $15,923 at the date of sale in May of 2014.

Note 6. Pledged Assets and Debt

Senior secured notes payable at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$237,290	$2,631	$234,659	$328,716	$5,207	$323,509
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	230	12,270	25,000	596	24,404
	249,790	2,861	246,929	353,716	5,803	347,913
Less current maturities	—	—	—	—	—	—
Long-term portion	$249,790	$2,861	$246,929	$353,716	$5,803	$347,913

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company’s revolving credit facility contains restrictive covenants that limit its ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing the Company’s senior notes. In addition, the agreement governing the Company’s revolving credit facility contains a consolidated fixed charge ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. As of December 31, 2016, we were in compliance with these covenants.

For the years ended December 31, 2016 and December 31, 2015,  the Company repurchased $103,926 and $66,284, respectively, of our senior secured notes resulting in $65,117 and $47,976, respectively of gains on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market, through privately negotiated transactions, by exercising redemption rights, or otherwise.

Lines of credit at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC's assets	$2,250	$14	$2,236	$—	$—	$—
$30,600 Revolving credit, secured, interest rate as defined below, due March 2018, collateralized by all Guarantor Company assets	30,600	760	29,840	27,200	575	26,625
	32,850	774	32,076	27,200	575	26,625
Less current maturities	2,250	14	2,236	—	—	—
Long-term portion	$30,600	$760	$29,840	$27,200	$575	$26,625

Our Alabama subsidiary maintains a $7,000 revolving line of credit that was undrawn as of December 31, 2015. The deferred issuance costs of $13 were greater than the carrying value of the $7,000 Revolving credit facility as of December 31, 2015 and is included in Other Current Assets on the Consolidated Balance Sheet.

On October 27, 2016, the Company entered into an amendment and extension of its existing revolving credit facility. The revolving credit facility, which was fully drawn at the closing of the amendment, is now structured as a $30,600 revolving credit facility with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $40,000 in total availability. The revolving credit facility is scheduled to mature on March 30, 2018.  The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 80% of the aggregate commitment on or before December 31, 2017.  The covenants and borrowing base have not been amended. The 1-month LIBOR rate was 0.62% and 0.24% at December 31, 2016, and December 31, 2015, respectively, and the prime rate was 3.50% and 3.25% at December 31, 2016, and December 31, 2015, respectively. The revolving credit facility includes an undrawn line fee of 4.0% of any unused commitments.

Non-guarantor notes payable at December 31, 2015 consisted of the following related party Florida seller notes:

	December 31, 2015
		Deferred
		Issuance	Net
	Principal	Costs	Principal
$8,000 non-guarantor term note, secured, 10.00%, quarterly interest payments with principal due August 2016	$7,905	$—	$7,905
$9,000 non-guarantor term note, secured, 10.00%, quarterly principal and interest payments due August 2016	2,192	—	2,192
	10,097	—	10,097
Less current maturities	10,097	—	10,097
Long-term portion	$—	$—	$—

As part of the consideration of the Company’s sale of its Buckeye Check Cashing of Florida II LLC (“Florida II”) subsidiary on January 31, 2016, the Company was released from its liability for the two previously outstanding non-guarantor notes payable, totaling $10,097. The notes were incurred in connection with the Company’s initial acquisition of this entity.

The subsidiary notes payable at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016			December 31, 2015
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2018	$40,000	$593	$39,407	$35,000	$425	$34,575
$7,300 Term note, secured, 18.50% collateralized by acquired loans, due March 2017	7,300	5	7,295	—	—	—
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	939	8	931	995	12	983
$1,165 Term note, secured, 4.5%, collateralized by financed asset, due May 2021	1,133	18	1,115	—	—	—
$489 Term note, secured, 8.50%, collateralized by financed asset, due July 2016, paid in full June 2016	—	—	—	159	—	159
	49,372	624	48,748	36,154	437	35,717
Less current maturities	7,414	7	7,407	214	3	211
Long-term portion	$41,958	$617	$41,341	$35,940	$434	$35,506

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding to finance loan acquisitions were the proceeds from $40,000 and $7,300  installment notes. The $40,000 subsidiary note was amended in June 2016 to extend the maturity date to January 2018. The $7,300 subsidiary note was amended in March 2017 to extend the maturity date to April 2017.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1,425 term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1,069 share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1,253 at December 31, 2016 and our share of the note was $939.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1,165 term note for the acquisition of a share of an airplane.

The five year maturity for all debt arrangements as of December 31, 2016 consisted of the following:

		Twelve months ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Senior secured notes
Principal	$249,790	$—	$—	$237,290	$12,500	$—	$—
Total senior secured notes	249,790	—	—	237,290	12,500	—	—
Borrowings under revolving credit facility
Principal	32,850	2,250	30,600	—	—	—	—
Total borrowings under revolving credit facility	32,850	2,250	30,600	—	—	—	—
Subsidiary note payable
Principal	49,372	7,414	40,120	882	61	895	—
Total subsidiary note payable	49,372	7,414	40,120	882	61	895	—
Total	$332,012	$9,664	$70,720	$238,172	$12,561	$895	$—

Note 7. Agency Agreements

An agency agreement with Western Union, for a period of five years, was signed effective January 1, 2012, whereby the Company facilitates wire transfers and money orders via Western Union’s network. Under the agreement, the Company receives a commission for each transfer conducted. Commission revenue associated with the Western Union contract was $3,830,  $5,248, and $5,360, respectively, for the years ended December 31, 2016, 2015, and 2014 and included as “Other Income” on the consolidated statements of operations. Revenue related to the signing bonus was $2,640 for each of the years ended December 31, 2016, 2015, and 2014, and is included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue for the signing bonus as of December 31, 2015 was $2,640 and is included as “Deferred revenue” on the consolidated balance sheet.

The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $494,  $339, and $171 for the years ended December 31, 2016, 2015, and 2014, respectively, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue on the new store bonus with Western Union as of December 31, 2016 and 2015 was $1,590 and $410, respectively, and is included as “Deferred revenue” on the consolidated balance sheet.

A new agency agreement with Western Union, for a period of five years, was signed effective January 1, 2017 and the Company received a $11,000 signing bonus. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement. The remaining deferred revenue for the signing bonus as of December 31, 2016 was $11,000 and is included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. During the years ended December 31, 2016, 2015, and 2014, the total amount of fees earned related to the agreement totaled $1,082,  $1,276 and $957, respectively, and are included as “Other Income” on the statements of operations. The Company consolidated Insight Holdings in April 2013 and the fees earned subsequent to this date have been eliminated in the consolidation up to May 2014 when Insight Holdings was deconsolidated. At December 31, 2016 and 2015 the Company had $1,545 and $1,674, respectively, in card related pre-funding and receivables on its balance sheet associated with this agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Accounts payable	$5,160	$4,403
Accrued payroll and compensated absences	7,004	7,673
Wire transfers payable	2,089	1,795
Accrual for third-party losses	3,099	2,610
Unearned CSO Fees	7,388	4,990
Deferred rent	1,034	1,229
Bill payment service liability	2,868	4,611
Lease termination	1,595	1,180
Other	6,765	6,125
	$37,002	$34,616

Note 9. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2016, is due as follows:

	Capital	Operating
December 31,	Leases	Leases
2017	$1,217	$21,736
2018	299	15,931
2019	—	10,184
2020	—	4,483
2021	—	2,158
Thereafter	—	1,542
Total minimum lease payments	1,516	$56,034
Less amount representing interest (ranging from 2.25% to 14.34%)	(69)
Present value of net minimum lease payments	1,447
Less current portion	(1,155)
Long term portion	$292

Rental expense, including common area maintenance and real estate tax expense, totaled $29,261,  $32,633 and $31,625 for the years ended December 31, 2016, 2015 and 2014, respectively.

Lease termination costs were $1,733,  $3,666 and $-0- for the years ended December 31, 2016, 2015 and 2014, respectively, and the remaining operating lease obligation for closed retail locations was $2,661 and $2,502 as of December 31, 2016 and December 31, 2015, respectively.

There was a reduction of $1,641 to operating and capital lease commitments during the year ended December 31, 2016 primarily due to the disposition of stores.

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2016, 2015 and 2014, the bonus expense related to these agreements totaled $5,939,  $6,949 and $7,301, respectively.

Note 11. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty-five states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$13,927	12.3%	$16,375	10.6%
Arizona	10,353	9.1	14,137	9.1
California	48,644	43.1	56,586	36.4
Florida	3,766	3.3	8,052	5.2
Virginia	9,373	8.3	14,726	9.4
Other retail segment states	17,141	15.2	25,412	16.4
Other internet segment states	9,816	8.7	20,008	12.9
Total	$113,020	100.0%	$155,296	100.0%

The other retail segment states are: Indiana, Kentucky, Michigan, Ohio, Oregon, and Tennessee.

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

The Company offers a CSO Program in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,927 and $40,552 at December 31, 2016 and 2015, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,813,  $1,786 and $1,635 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 14. Acquisition and Disposition of Businesses

On February 1, 2016, Buckeye Check Cashing of Florida, Inc., a wholly-owned subsidiary of CCFI, completed the sale of the membership interests of Florida II to Buckeye Check Cashing of Florida III, LLC (“Buyer”).  Florida II most recently operated forty-three stores in the South Florida market and was part of the Company’s Retail financial service operating segment.  Florida II was an unrestricted subsidiary under the Company’s outstanding senior secured debt instruments.

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

Recognized amounts of identifiable assets sold and liabilities assumed
Finance receivables, net	$6,834
Leasehold improvements and equipment, net	787
Identifiable goodwill	5,982
Other liabilities	(64)
Total identifiable assets, net	13,539
Loss on transaction	$(2,537)

There were no significant business combinations during years ended December 31, 2015 and December 31, 2014.

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2016.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the accelerated vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2016, there were a total of 1,464,903 additional shares available for grant under the Plan.

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

In May of 2016, the Company cancelled 1,270,106 options and re-issued 1,243,299 options with a per share exercise price of $2.25 with 1,233,499 options vesting immediately and 9,800 options vesting on specific dates defined in the award agreements.

In December of 2016, the Company issued 20,000 options with a per share exercise price of $2.25 with 6,000 options vesting immediately and the remainder vesting on specific dates defined in the award agreement.

The following weighted average assumptions were used by the Company for awards granted during the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Risk-free interest rate	1.30%	1.80%	1.55%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.00%	40.00%	40.00%
Expected term (years)	5.00	5.00	5.00
Weighted average fair value of options granted	$1.23	$0.81	$3.37

For the years ended December 31, 2016, 2015, and 2014, the Company recorded stock-based compensation costs in the amount of $1,293,  $602, and $2,349, respectively. As of December 31, 2016, 2015, and 2014, unrecognized stock-based compensation costs to be recognized over future periods approximated $42,  $942, and $1,647, respectively. At December 31, 2016, the remaining unrecognized compensation expense is $42 for certain awards that vest either over the requisite service period or a change in control. The remaining compensation expense of $42 is expected to be recognized over a weighted-average period of 2.1 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $517,  $241, and $958 for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock option activity for the year ended December 31, 2016 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2015	1,662,614	$7.54	4.8	N/A
Granted	1,263,299	2.25	9.3	N/A
Exercised	—	—	—	N/A
Forfeited or expired	1,626,942	—	—	N/A
Outstanding at December 31, 2016	1,298,971	$2.40	9.3	N/A
Exercisable at December 31, 2016	1,266,101	$2.41	9.3	$1
Vested or expected to vest at December 31, 2016	1,298,971	$2.40	9.3	$1

Restricted stock unit (RSU) activity for the year ended December 31, 2016 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2015	48,872	$10.77	—	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Repurchased	—	—	—	N/A
Outstanding at December 31, 2016	48,872	$10.77	—	N/A
Exercisable at December 31, 2016	48,872	$10.77	—	$—
Vested or expected to vest at December 31, 2016	48,872	$10.77	—	$—

Stock appreciation rights activity for the year ended December 31, 2016 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2015	292,944	$—	1.5	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	163,944	—	—	N/A
Outstanding at December 31, 2016	129,000	$—	2.0	N/A
Exercisable at December 31, 2016	64,500	$—	2.0	$—
Vested or expected to vest at December 31, 2016	64,500	$—	2.0	$—

As of December 31, 2016, there are 32,870 un-vested stock options with a weighted-average fair value at grant date of $1.06, and 64,500 un-vested stock appreciation rights with a weighted-average fair value at grant date of $2.24.

Note 16. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2016 and 2015 exceeds the statutory rate due to the impairment of goodwill in each respective year and the valuation allowance established against deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at December 31, 2016 and 2015.

Net deferred tax assets and liabilities consist of the following as of December 31, 2016:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$8,791	$—
Goodwill	18,155	9,675
Accrued expenses	171	—
Depreciable assets	6,159	—
Intangible asset	1,788	—
Stock based compensation	3,605	—
Deferred revenue	173	—
Deferred rent	405	—
Bond registration expenses	118	—
Capital loss carryover	2,364	—
Other	7,983	—
Valuation allowance	(49,712)	—
	$—	$9,675

Net deferred tax assets and liabilities consist of the following as of December 31, 2015:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$10,428	$—
Goodwill	17,829	3,028
Accrued expenses	(84)	—
Depreciable assets	6,508	—
Intangible asset	3,400	—
Stock based compensation	3,113	—
Deferred revenue	1,208	—
Deferred rent	484	—
Bond registration expenses	170	—
Other	4,049	—
Capital loss carryover	2,364	—
Valuation allowance	(41,276)	—
	$8,193	$3,028

The net deferred tax assets and (liabilities) are classified in the consolidated balance sheet as follows as of December 31, 2016 and 2015:

	2016	2015
Noncurrent deferred tax asset	$—	$8,193
Noncurrent deferred tax liability	(9,675)	(3,028)
	$(9,675)	$5,165

At December 31, 2016, the Company had gross deferred tax assets of $40,037 and a net deferred tax liability of $9,675. At December 31, 2015, the Company had gross deferred tax assets of $46,441 and a net deferred tax asset of $5,165. A valuation allowance of $49,712 and $41,276 was recognized at December 31, 2016 and December 31, 2015, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized. The deferred tax liability which is reflected above in Deferred Tax Liabilities – Noncurrent, represents a source of future taxable income related to our indefinite lived intangible that for financial reporting purposes cannot be used to support the realization of deferred tax assets with a finite life.

The provision for income taxes charged to operations for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current tax expense	$1,419	$389	$(3,023)
Deferred tax expense	14,773	24,655	(28,887)
Benefit applied to reduce goodwill	—	2,215	2,215
	$16,192	$27,259	$(29,695)

The amount of tax goodwill at the acquisition date of the Company in 2016 exceeded the reported amount of goodwill for financial statement reporting purposes. The accounting for deferred income taxes prohibits immediate recognition of a deferred tax asset created by tax goodwill in excess of book goodwill for acquisitions occurring prior to 2009. The recognition of the tax benefits are required to be recognized when the excess tax goodwill is amortized and a current tax benefit is realized on the Company’s income tax return. This deduction will occur over the next 15 years from the acquisition date. The benefit for that tax deduction is recognized consistent with the initial recognition of an acquired tax benefit, which requires this amount to be applied as a reduction of goodwill. For reporting purposes, the amount of the tax deduction and the tax benefit attributable to the tax deduction is referred to as “the benefit applied to reduce goodwill” and will be recorded as additional income tax expense in these financial statements and will reduce the carrying amount of goodwill in the year a tax benefit is realized . The annual amount of tax amortization of goodwill for the original purchase in 2006 amounted to approximately $14,560 in 2016, 2015 and 2014.

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% to pretax income for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal tax expense at statutory rate	$5,126	$(14,963)	$(27,011)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	1,685	3,546	(3,532)
Work opportunity tax credit	(115)	(162)	(184)
Sale of Florida and QC	(547)	—	—
Goodwill impairment	1,488	3,372	343
Valuation Allowance	8,450	34,401	—
Nondeductible expenses and other items	105	1,065	689
	$16,192	$27,259	$(29,695)

Note 17. Business Segment

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the year ended December 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$325,575		$52,788			$378,363
Goodwill	113,290		—			113,290
Other Intangible Assets	529		883			1,412
Total Revenues	$311,324	100.0%	$91,005	100.0%		$402,329	100.0%
Provision for Loan Losses	68,273	21.9%	47,689	52.4%		115,962	28.8%
Other Operating Expenses	157,099	50.5%	10,792	11.9%		167,891	41.7%
Operating Gross Profit	85,952	27.6%	32,524	35.7%		118,476	29.5%
Interest Expense, net	31,573	10.1%	12,897	14.2%		44,470	11.1%
Depreciation and Amortization	4,122	1.3%	865	1.0%		4,987	1.2%
Goodwill Impairment	28,949	9.3%	—	—		28,949	7.2%
Loss on Sale of Subsidiaries	4,106	1.3%	—	—		4,106	1.0%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(16.2)%
Other Corporate Expenses (a)	—	—	—	—	86,434	86,434	21.5%
Income from Continuing Operations, before tax	17,202	5.5%	18,762	20.6%	(21,317)	14,647	3.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain in debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2016.

	As of and for the year ended December 31, 2015
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$386,351		$73,193			$459,544
Goodwill	152,568		—			152,568
Other Intangible Assets	666		1,247			1,913
Total Revenues	$393,243	100.0%	$134,136	100.0%		$527,379	100.0%
Provision for Loan Losses	106,053	27.0%	84,956	63.3%		191,009	36.2%
Other Operating Expenses	181,059	46.0%	24,088	18.0%		205,147	38.9%
Operating Gross Profit	106,131	27.0%	25,092	18.7%		131,223	24.9%
Interest Expense, net	38,939	9.9%	20,043	14.9%		58,982	11.2%
Depreciation and Amortization	4,323	1.1%	1,085	0.8%		5,408	1.0%
Market Value of Stock Repurchase Obligation	(1,000)	(0.3)%	—	—		(1,000)	(0.2)%
Goodwill Impairment	68,017	17.3%	—	—		68,017	12.9%
Gain on Debt Extinguishment (a)	—	—	—	—	(47,976)	(47,976)	(9.1)%
Other Corporate Expenses (a)	—	—	—	—	90,545	90,545	17.2%
Income (loss) from Continuing Operations, before tax	(4,148)	(1.1)%	3,964	3.0%	(42,569)	(42,753)	(8.1)%

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

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of December 31, 2016 and December 31, 2015, the outstanding amount of active consumer loans guaranteed by the Company, which represented the Company’s maximum exposure, was $36,927 and $40,552, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $3,099 and $2,610 as of December 31, 2016 and December 31, 2015, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

Note 19. Discontinued Operations

In May of 2014, the controlling members of the Company's consolidated VIE, Insight Holdings, sold 100% of the membership interests. The Company received $3,500 for its membership interests and has classified Insight Holdings as a discontinued operation.

Results from discontinued operations of Insight Holdings for the year ended December 31, 2014 was as follows:

2014
Revenues:
Card fees	$7,494
Other	191
Total revenues	7,685
Operating expenses:
Other	—
Total operating expenses	—
Operating gross profit	7,685
Corporate and other expenses
Corporate expenses	6,846
Depreciation and amortization	1,139
Interest expense, net	24
Total corporate and other expenses	8,009
Loss before benefit for income taxes	(324)
Benefit for income taxes	(130)
Loss from continuing operations	(194)
Loss on disposal (net of income taxes of $1,552)	(4,391)
Total discontinued operations	$(4,585)

The Company will continue to be an agent for the Insight prepaid card and earn fees based on card sales and activity.

Prior to the sale of Insight Holdings, a portion of the revenue was eliminated during consolidation. The agency revenue paid to the Company from Insight Holdings previously eliminated was $2,145 for the year ended December 31, 2014.

There were no discontinued operations for the years ended December 31, 2016 and December 31, 2015.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes)  and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company’s Alabama subsidiary, Insight Capital, LLC, as a result of its separate revolving credit facility (the “Alabama Revolving Credit Agreement”). Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $6,700. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

As long as the $7,000 Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by Insight Capital, LLC will be secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 and 2020 Notes.

Note 22. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and 2020 notes, and for the subsidiaries that do not serve as guarantor. The non-guarantor subsidiaries are Florida II, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012 and was sold on February 1, 2016. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Insight Holdings is included in the tables below as a “Non-Guarantor Subsidiary” because the Company consolidated the entity as of April 1, 2013. For the year ended December 31, 2014, this entity is included in discontinued operations, net of tax, and the entity is not reflected for the years ended December 31, 2016 and December 31, 2015.  The remainder of the entities included under “non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

The supplemental guarantor information required by GAAP distinguishes between non-guarantor and guarantor financial information based on the legal entities and the guarantor requirements contained in the Indentures governing the 2019 notes, 2020 notes, and the Company’s revolving credit agreement. ASC 350-20, Intangibles - Goodwill and Other, however, requires that goodwill be allocated to reporting units irrespective of which legal entity the goodwill is associated with.  When a portion of a reporting unit is sold, goodwill is allocated to the business disposed of based on the relative fair values of the business sold and the retained portion of the reporting unit. The sale of Florida II, during the first quarter of 2016, resulted in a reduction of goodwill of $5,691 for the Company’s Retail services segment, with the remaining goodwill of approximately $25,344 allocated to Florida II’s guarantor parent. The book loss on the sale of Florida II is $1,569 whereas the tax loss on the sale of Florida II is $25,054. For tax purposes, all of the goodwill associated with the original Florida II acquisition is written off, which reflects the difference in the book and tax treatment of goodwill associated with an individual acquisition.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,777	$34,556	$—	$106,333
Restricted cash	—	3,015	—	—	3,015
Finance receivables, net	—	71,603	16,357	—	87,960
Short-term investments, certificates of deposit	—	500	—	—	500
Card related pre-funding and receivables	—	1,545	—	—	1,545
Other current assets	—	28,438	3,192	(12,226)	19,404
Total current assets	—	176,878	54,105	(12,226)	218,757
Noncurrent Assets
Investment in Subsidiaries	343,638	—	—	(343,638)	—
Finance receivables, net	—	5,859	—	—	5,859
Leasehold improvements and equipment, net	—	36,431	—	—	36,431
Goodwill	—	113,290	—	—	113,290
Other intangible assets	—	1,412	—	—	1,412
Security deposits	—	2,614	—	—	2,614
Total assets	$343,638	$336,484	$54,105	$(355,864)	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$40,208	$428	$(3,634)	$37,002
Money orders payable	—	8,209	—	—	8,209
Accrued interest	4,517	10	2,939	(2,739)	4,727
Current portion of capital lease obligation	—	1,155	—	—	1,155
Current portion of lines of credit	—	2,236	—		2,236
Current portion of subsidiary note payable	—	112	7,295	—	7,407
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,753	—	—	2,753
Total current liabilities	4,517	54,683	16,515	(12,226)	63,489
Noncurrent Liabilities
Lease termination payable	—	1,066	—	—	1,066
Capital lease obligation	—	292	—	—	292
Lines of credit	29,840	—	—	—	29,840
Subsidiary note payable	—	1,934	39,407	—	41,341
Senior secured notes	246,929	—	—	—	246,929
Deferred revenue	—	10,055	—	—	10,055
Deferred tax liability	—	9,675	—	—	9,675
Total liabilities	281,286	77,705	55,922	(12,226)	402,687
Stockholders' Equity (Deficit)	62,352	258,779	(1,817)	(343,638)	(24,324)
Total liabilities and stockholders' equity	$343,638	$336,484	$54,105	$(355,864)	$378,363

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$69,986	$28,955	$—	$98,941
Restricted cash	—	3,460	—	—	3,460
Finance receivables, net	—	96,088	23,616	—	119,704
Short-term investments, certificates of deposit	—	1,115	—	—	1,115
Card related pre-funding and receivables	—	1,674	—	—	1,674
Other current assets	—	33,292	2,661	(18,929)	17,024
Total current assets	—	205,615	55,232	(18,929)	241,918
Noncurrent Assets
Investment in Subsidiaries	378,548	17,156	—	(395,704)	—
Finance receivables, net	—	8,797	—	—	8,797
Leasehold improvements and equipment, net	—	43,300	2,785	—	46,085
Goodwill	—	121,533	31,035	—	152,568
Other intangible assets	—	1,748	165	—	1,913
Security deposits	—	2,943	155	—	3,098
Deferred tax asset, net	—	5,165	—	—	5,165
Total assets	$378,548	$406,257	$89,372	$(414,633)	$459,544
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$35,612	$11,012	$(12,008)	$34,616
Money orders payable	—	10,486	747	—	11,233
Accrued interest	6,420	6	1,849	(1,568)	6,707
Current portion of capital lease obligation	—	1,447	120	—	1,567
Current portion of related party Florida seller notes	—	—	10,097	—	10,097
Current portion of subsidiary note payable	—	211	—	—	211
CCFI funding notes	—	—	5,353	(5,353)	—
Deferred revenue	—	3,154	—	—	3,154
Total current liabilities	6,420	50,916	29,178	(18,929)	67,585
Noncurrent Liabilities
Lease termination payable	—	1,266	56	—	1,322
Capital lease obligation	—	1,430	55	—	1,485
Stock repurchase obligation	—	—	3,130	—	3,130
Lines of credit	26,625	—	—	—	26,625
Subsidiary note payable	—	931	34,575	—	35,506
Senior secured notes	347,913	—	—	—	347,913
Total liabilities	380,958	54,543	66,994	(18,929)	483,566
Stockholders' Equity (Deficit)	(2,410)	351,714	22,378	(395,704)	(24,022)
Total liabilities and stockholders' equity	$378,548	$406,257	$89,372	$(414,633)	$459,544

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$180,559	$57,514	$—	$238,073
Credit service fees	—	86,864	—	—	86,864
Check cashing fees	—	47,892	545	—	48,437
Card fees	—	7,936	38	—	7,974
Dividend	—	23,000	—	(23,000)	—
Other	—	21,589	573	(1,181)	20,981
Total revenues	—	367,840	58,670	(24,181)	402,329

Operating expenses:
Salaries	—	69,411	613	—	70,024
Provision for loan losses	—	86,374	29,588	—	115,962
Occupancy	—	27,346	255	(11)	27,590
Advertising and marketing	—	6,827	4	—	6,831
Lease termination costs	—	1,729	4	—	1,733
Depreciation and amortization	—	10,038	78	—	10,116
Other	—	51,088	509	—	51,597
Total operating expenses	—	252,813	31,051	(11)	283,853
Operating gross profit	—	115,027	27,619	(24,170)	118,476

Corporate expenses	—	85,928	506	—	86,434
Intercompany management fee	—	(2,662)	2,662	—	—
Depreciation and amortization	—	4,979	8	—	4,987
Interest expense, net	35,210	832	9,607	(1,179)	44,470
Interest expense allocation	(34,940)	34,940	—	—	—
Loss on sale of subsidiaries	—	4,106	—	—	4,106
Gain on debt extinguishment	(65,117)	—	—	—	(65,117)
Goodwill impairment	—	28,949	—	—	28,949
Total corporate and other expenses	(64,847)	157,072	12,783	(1,179)	103,829
Income (loss) before income taxes	64,847	(42,045)	14,836	(22,991)	14,647
Provision (benefit) for income taxes	71,687	(46,480)	16,401	(25,416)	16,192
Net income (loss)	$(6,840)	$4,435	$(1,565)	$2,425	$(1,545)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$250,241	$74,829	$—	$325,070
Credit service fees	—	106,328	—	—	106,328
Check cashing fees	—	51,138	11,688	—	62,826
Card fees	—	8,232	510	—	8,742
Dividend	—	27,250	—	(27,250)	—
Other	—	22,612	2,920	(1,119)	24,413
Total revenues	—	465,801	89,947	(28,369)	527,379

Operating expenses:
Salaries	—	74,066	6,563	—	80,629
Provision for loan losses	—	152,279	38,730	—	191,009
Occupancy	—	27,811	3,342	(49)	31,104
Advertising and marketing	—	20,915	618	—	21,533
Lease termination costs	—	3,267	399	—	3,666
Depreciation and amortization	—	9,346	922	—	10,268
Other	—	53,377	4,570	—	57,947
Total operating expenses	—	341,061	55,144	(49)	396,156
Operating gross profit	—	124,740	34,803	(28,320)	131,223

Corporate expenses	—	88,697	1,848	—	90,545
Intercompany management fee	—	(3,435)	3,435	—	—
Depreciation and amortization	—	4,877	531	—	5,408
Interest expense, net	50,821	376	8,855	(1,070)	58,982
Interest expense allocation	(50,821)	49,152	1,669	—	—
Market value of stock repurchase obligation	—	—	(1,000)	—	(1,000)
Gain on debt extinguishment	(47,976)	—	-	—	(47,976)
Goodwill impairment	—	68,017	-	—	68,017
Total corporate and other expenses	(47,976)	207,684	15,338	(1,070)	173,976
Income (loss) before income taxes	47,976	(82,944)	19,465	(27,250)	(42,753)
Income tax expense (benefit)	15,729	(27,194)	6,382	(8,934)	(14,017)
Allocation of valuation allowance	—	38,674	2,602	—	41,276
Provision (benefit) for income taxes	15,729	11,480	8,984	(8,934)	27,259
Net income (loss)	$32,247	$(94,424)	$10,481	$(18,316)	$(70,012)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2014

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$322,529	$39,415	$—	$361,944
Credit service fees	—	41,497	—	—	41,497
Check cashing fees	—	69,434	10,309	—	79,743
Card fees	—	7,224	328	—	7,552
Dividend	—	4,500	—	(4,500)	—
Other	—	25,298	3,238	(1,019)	27,517
Total revenues	—	470,482	53,290	(5,519)	518,253

Operating expenses:
Salaries and benefits	—	69,300	6,734	—	76,034
Provision for loan losses	—	173,448	17,277	—	190,725
Occupancy	—	26,775	3,469	(12)	30,232
Advertising and marketing	—	18,803	851	—	19,654
Depreciation and amortization	—	7,684	802	—	8,486
Other	—	49,408	3,508	—	52,916
Total operating expenses	—	345,418	32,641	(12)	378,047
Operating gross profit	—	125,064	20,649	(5,507)	140,206

Corporate expenses	—	78,798	2,171	—	80,969
Depreciation and amortization	—	4,716	1,047	—	5,763
Interest expense, net	50,004	578	5,767	(1,007)	55,342
Interest expense allocation	(50,004)	50,004	-	—	—
Market value of stock repurchase obligation	—	—	3,202	—	3,202
Goodwill impairment	—	72,105	-	—	72,105
Total corporate and other expenses	—	206,201	12,187	(1,007)	217,381
Income (loss) before income taxes	—	(81,137)	8,462	(4,500)	(77,175)
Provision (benefit) for income taxes	—	(31,218)	3,256	(1,733)	(29,695)
Income (loss) from continuing operations	—	(49,919)	5,206	(2,767)	(47,480)
Discontinued operations, net of tax	—	—	(4,585)	—	(4,585)
Net income (loss)	$—	$(49,919)	$621	$(2,767)	$(52,065)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$38,279	$59,470	$24,472	$122,221
Cash flows from investing activities
Net receivables originated	—	(54,096)	(28,429)	(82,525)
Net acquired assets, net of cash	—	(1,794)	—	(1,794)
Purchase of leasehold improvements and equipment	—	(9,071)	(9)	(9,080)
Net cash used in investing activities	—	(64,961)	(28,438)	(93,399)
Cash flows from financing activities
Repurchase of senior secured notes	(38,809)	—	—	(38,809)
Proceeds from subsidiary note	—	1,965	12,300	14,265
Payments on subsidiary note	—	(1,047)	—	(1,047)
Proceeds from CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations	—	(1,366)	(10)	(1,376)
Proceeds on lines of credit	3,400	2,250	—	5,650
Debt issuance costs	936	(46)	(1,003)	(113)
Net cash provided by (used in) financing activities	(34,473)	1,256	11,787	(21,430)
Net increase (decrease) in cash and cash equivalents	3,806	(4,235)	7,821	7,392
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$3,806	$65,751	$36,776	$106,333

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$626	$157,481	$37,038	$195,145
Cash flows from investing activities
Net receivables originated	—	(138,545)	(21,165)	(159,710)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(18,993)	(988)	(19,981)
Net cash used in investing activities	—	(158,348)	(22,153)	(180,501)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Repurchase of senior secured notes	(18,308)	—	—	(18,308)
Payments on subsidiary note	—	(383)	—	(383)
Payments on related party Florida seller notes	—	—	(2,250)	(2,250)
Payments on capital lease obligations, net	—	(1,684)	(112)	(1,796)
Proceeds on lines of credit	27,200	—	—	27,200
Intercompany activities	(9,710)	9,710	—	—
Debt issuance costs	192	(162)	(330)	(300)
Net cash provided by (used in) financing activities	(626)	7,481	(292)	6,563
Net increase in cash and cash equivalents	—	6,614	14,593	21,207
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$—	$69,986	$28,955	$98,941

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$2,160	$161,490	$31,534	$195,184
Cash flows from investing activities
Net receivables originated	—	(141,089)	(43,280)	(184,369)
Net acquired assets, net of cash	—	(874)	(1,318)	(2,192)
Internally developed software intangible asset	—	—	(72)	(72)
De-consolidation of Insight Holdings	—	6,731	(7,359)	(628)
Proceeds from sale of equity investment	—	—	3,500	3,500
Purchase of leasehold improvements and equipment	—	(22,174)	(1,254)	(23,428)
Net cash used in investing activities	—	(157,406)	(49,783)	(207,189)
Cash flows from financing activities
Proceeds from subsidiary note	—	1,547	32,600	34,147
Payments on subsidiary note	—	(10)	(8,100)	(8,110)
Payments on related party Florida seller notes	—	(2,632)	2,132	(500)
Payments on capital lease obligations, net	—	(656)	193	(463)
Net payments on lines of credit	(25,000)	—	—	(25,000)
Buyback of restricted stock units	—	(107)	—	(107)
Payments on mortgage note payable	—	—	(426)	(426)
Proceeds from refinance of mortgage note payable	—	—	720	720
Member distribution	—	—	(387)	(387)
Intercompany activities	22,840	(22,840)	—	—
Debt issuance costs	—	(446)	—	(446)
Net cash provided by (used in) financing activities	(2,160)	(25,144)	26,732	(572)
Net increase (decrease) in cash and cash equivalents	—	(21,060)	8,483	(12,577)
Cash and cash equivalents:
Beginning	—	84,432	5,879	90,311
Ending	$—	$63,372	$14,362	$77,734

Note 23.  Subsequent Events

The State of Ohio assessed Commercial Activity Tax (CAT) for certain subsidiaries. The assessment, which covered 2014 and 2015, totaled $1,073 including penalties and interest of $383.  The Company believes that its filing positions, which treated the subsidiaries as Financial Institutions Tax (FIT) taxpayers, were correct, and the Company therefore disagrees with the assessment.  The Company plans to vigorously defend its position.   If ultimately unsuccessful, the Company would be eligible for refunds of $159 for FIT taxes for those years.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2016 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2016.

Name	Age	Office and Position
William E. Saunders, Jr.	43	Chief Executive Officer and Chairman of the Board of Directors
Kyle Hanson	41	President
Michael Durbin	48	Executive Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	54	Executive Vice President, Secretary and General Counsel
H. Eugene Lockhart	67	Lead Director
Andrew Rush	59	Director
Michael Heller	52	Director
Michael Langer	40	Director
Felix Lo	38	Director
Eugene Schutt	63	Director
Jennifer Adams Baldock	57	Director
Mark Witkowski	31	Director

William E. Saunders, Jr. became our Chief Executive Officer in, and has served as a Director since June 2008, and became Chairman of the Board of Directors effective May 14, 2014. Mr. Saunders served as our Chief Financial Officer from March 2006 to June 2008. Prior to joining the Company, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm.  Mr. Saunders is a member of the board of directors of Conn’s where he serves on its Audit and Credit Risk and Compliance Committees. He also serves on the boards of directors of FactorTrust, Inc. and Shipt, Inc. Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of directors.

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

Bridgette Roman became our Senior Vice President and Secretary in January 2011 and became an Executive Vice President effective April 28, 2014. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is the Immediate Past President of the Executive Board of Pilot Dogs Inc., and a trustee of the Columbus Museum of Art. She previously served on the Board of Directors of Children’s

Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

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

Felix Lo became a director in April 2011. Mr. Lo is also a Principal at Golden Gate Capital, a private equity firm which he joined in 2004. From 2003 to 2004, Mr. Lo was an investment professional at Bain Capital, a private investment firm, and, prior to that, was a consultant at Bain & Company (from 2001 to 2003). Mr. Lo also serves as a director of Safety Technology Holdings, PetroChoice, Tollgrade Communications, and VTC Systems. Mr. Lo holds an A.B. in Public Policy from Brown University.

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

Jennifer Adams Baldock has served as a Director since April of 2013.  Ms. Baldock previously served as a Director of Asset Acceptance Capital Corp and is a senior executive at Roselon Industries, Inc.  In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions.

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

Michael Heller was elected as a Director on December 20, 2016. He is currently a senior advisor to FactorTrust, an alternative credit bureau and is a venture partner at Oak HC/FT.  Previously, Mr. Heller was the President and co-founder of Argus Information & Advisory LLC, an information services firm that serves the payments industry. Argus Information & Advisory LLC was acquired by Versik Analytics in 2012. Prior to founding Argus, Mr. Heller was a consultant at First Manhattan Consulting Group. He has a M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. with high honors in mathematics from Wesleyan University.

Departure of Director

On August 24, 2016, Lee A. Wright advised us that he would not stand for election as a director of the Board when his term expired in 2016. Mr. Wright cited increased responsibilities arising out of his new primary employment as the reason for his decision to not seek election to the Board for another term.

Election of Director

On December 20, 2016, our Shareholders elected Michael Heller to serve on the Board of Directors of the Company.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  A copy of our code of ethics may be obtained without charge by contacting the company in writing at the address set forth on the cover page of this Annual Report on Form 10-K.

Director Independence

Our Board of Directors has determined that each of Mr. Lockhart, Mr. Heller, Mr. Schutt and Ms. Baldock is an independent director within the meaning of the applicable rules of the SEC.

Board Committees

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compliance Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of March 27, 2017.

Audit Committee	Compliance Committee	Compensation Committee	Nominating & Governance Committee
Eugene Lockhart	William Saunders	Eugene Lockhart	Eugene Lockhart
Michael Heller	Michael Heller	Michael Heller	Eugene Schutt
Eugene Schutt	Eugene Lockhart	Andrew Rush	William Saunders

Audit Committee

Our Audit Committee consists of Messrs. Lockhart, Heller and Schutt. Mr. Schutt serves as Chairman. The Audit Committee, among other things, oversees our accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes. Mr. Heller was appointed as a replacement for Mr. Wright on the Audit Committee on March 27, 2017.

Our Board of Directors has determined that each member of our Audit Committee is “independent” within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined by SEC regulations.

Compliance Committee

Our Compliance Committee consists of Messrs. Lockhart, Heller and Saunders. Mr. Saunders serves as Chairman. The Compliance Committee, among other things, oversees our compliance functions. Mr. Heller was appointed as a replacement for Mr. Wright on the Compliance Committee on March 27, 2017.

Compensation Committee

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messrs. Rush and Heller. Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to our board of directors with respect to the approval, adoption and amendment of incentive compensation plans, and administering equity-based incentive compensation and other plans. Mr. Heller was appointed as a replacement for Mr. Wright on the Compensation Committee on March 27, 2017.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messr. Rush and Heller. None of these individuals has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves or have served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee. Mr. Heller was appointed as a replacement for Mr. Wright on the Compensation Committee on March 27, 2017.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2016. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2016, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below.

As more fully described below, the Compensation Committee currently makes, and is expected to continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2016 Summary Compensation Table below, which officers we refer to as the named executive officers:

•	William E. Saunders, Jr.—Chief Executive Officer;

•	Michael J. Durbin—Executive Vice President, Chief Financial Officer and Treasurer;

•	Kyle F. Hanson—President; and

•	Bridgette C. Roman—Executive Vice President, General Counsel and Secretary.

All compensation paid to CCFI’s executive officers in 2016 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

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

In 2016, the Compensation Committee followed the same process described above and used the same inputs in considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation (1)
Mr. Saunders	20	80
Mr. Durbin	31	69
Mr. Hanson	30	70
Ms. Roman	47	53

(1)

This column includes the named executive officers’ annual cash incentive bonuses for 2016 under our 2012 Executive Compensation, Benefit and Severance Program, which we refer to as the 2012 Program, discretionary bonuses for 2016, and their payments received in 2016 under the Retention Plan adopted in 2014, which we refer to as our Retention Plan.

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2016, we did not specifically benchmark our compensation levels against a defined peer group.  However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•

Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $495 million to $1.9 billion) and market capitalization (ranging from $456 million to $2.0 billion). To provide context, our 2016 revenue was $402.3 million;

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

Our named executive officer compensation program emphasizes pay for performance, which to us means paying performance-based compensation to reward the achievement of strategic goals that enhance shareholder value.  In 2016, the Compensation Committee utilized performance-based annual cash incentive bonuses under the 2012 Program to help retain our named executive officers during another demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured based on achievement of individual executive performance goals. The individual performance measures were established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

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

Analysis of 2016 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for Messrs. Saunders and Hanson, and Ms. Roman on January 1, 2012, and for Mr. Durbin on January 1, 2014. The 2012 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

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

For the fiscal year ended December 31, 2016, the total compensation opportunity for our named executive officers was comprised of the following components:

•	base salary;

•	performance-based annual cash incentive bonuses;

•	equity awards in the form of stock options;

•	payments under our Retention Plan; and

•	retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2016 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2016 base salaries of the named executive officers were set in light of our expectations of them, their contributions to us, their job responsibilities, their historical individual contributions to the Company, their individual performance during the prior year and their goals and objectives for the subsequent year.

The Company does not enter into employment agreements (the terms of employment of our named executive officers are generally governed by the 2012 Program).

To determine the 2016 base salaries for our named executive officers, the Compensation Committee subjectively considered job responsibilities and individual contributions during 2015 and those expected in 2016, with particular reference to the following considerations:

•	execution of specified Company operational objectives during 2016;

•	overall Company financial performance during the prior year;

•	competitive market pay data (as described above);

•	salary information previously provided by Meridian Compensation Partners;

•	the individual performance of each named executive officer during 2015; and

•	the individual goals and objectives for each named executive officer for 2016.

For 2016, the Compensation Committee established the following base salaries for the named executive officers:

Named Executive Officer	2015 Base Salary	2016 Base Salary	% Increase
Mr. Saunders	$1,000,000	$1,000,000	0%
Mr. Durbin	$400,000	$450,000	13%
Mr. Hanson	$575,000	$637,500	11%
Ms. Roman	$400,000	$400,000	0%

Annual Cash Incentive Bonuses

The 2012 Program provides that each named executive officer is eligible to participate in a performance-based annual incentive bonus at the following percentage of his or her respective base salary: Mr. Saunders, 125%; Mr. Durbin, 100%; Mr. Hanson, 108%; and Ms. Roman, 68%. Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders.

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2016. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2016:

Named Executive Officer	2016 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders

Lead the Board of Directors in corporate governance excellence.

Project a strong tone from the top in support of the compliance management system.

Develop strategic plan to comply with anticipated regulatory changes.

Develop strategic plan to strengthen the company balance sheet and its financial ability to implement anticipated regulatory changes.

Represent the Company and industry, as required, with elected and appointed officials governing the products and services the Company offers.

Mr. Durbin

Execute strategic plan to strengthen the company balance sheet and its financial ability to implement anticipated regulatory changes.

Rationalize overhead in the Company.

Represent the Company with auditors, bank partners, ratings agencies and capital partners.

Ensure timely and accurate filing of all SEC required reports.

Assume operational leadership of the risk and analytics organization.

Assume operational leadership of the collections organization.

Mr. Hanson

Execute, with a strong tone from the top, the implementation of the compliance management system.

Execute strategic plan to comply with anticipated regulatory changes.

Rationalize overhead in the Company.

Restructure the operational team to implement anticipated regulatory changes.

Personally, engage directly in strengthening the operational organization.

Ms. Roman

Lead the legal effort supporting compliance and corporate governance.

Represent the company in community relations.

Lead Political Action Committee and ensure excellence in compliance.

Execute and coordinate required legal analysis of all facets of operations.

Support of Board of Directors’ initiatives, Board committees and administrative requirements.

Under our 2012 Program, as supplemented by Meridian Compensation Partners’ 2013 recommendations, each of the named executive officers was assigned the following target annual cash incentive bonus opportunity and received the following payout:

Named Executive Officer	2016 Annual Cash Bonus Target	2016 Annual Cash Bonus Paid
Mr. Saunders	$1,250,000	$1,250,000
Mr. Durbin	450,000	450,000
Mr. Hanson	690,000	690,000
Ms. Roman	270,000	270,000

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2016, the Compensation Committee determined that the annual cash incentive bonuses had been earned at the full target level for each named executive officer. In making these determinations, the Compensation Committee decided that each named executive officer had achieved substantially all of his or her milestones for 2016. The Compensation Committee approved the final cash bonus payments in December 2016.

The annual cash bonuses paid to the named executive officers for 2016 are included in the 2016 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the annual cash incentive bonuses actually paid to the named executive officers for 2016 achieved our executive compensation objectives, compare favorably to the cash bonuses paid by other financial services companies and were consistent with our emphasis on pay for performance.

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

The Compensation Committee in 2014 approved Retention Plan awards to Messrs. Saunders, Hanson, and Durbin and Ms. Roman.  These awards were subject to a three-year incentive period and provided the following aggregate incentive award opportunities: Mr. Saunders, $6,480,047; Mr. Hanson, $2,047,500; Mr. Durbin, $1,200,000; and Ms. Roman, $500,000. The awards were generally subject to the terms of the new Retention Plan.

In 2016, the Committee again engaged Meridian Compensation Consultants to provide advice and recommendations to the Committee concerning compensation practices and incentives intended to retain key members of the Company’s management team. The Compensation Committee approved one-time additional retention bonuses to be paid in 2016 to: Mr. Hanson, $167,500; Mr. Durbin, $157,143; and Ms. Roman, $32,143. The Compensation

Committee cited continued regulatory burdens arising from the CFPB and the hiring practices of certain of the Company’s competitors causing concerns about the retention of the Company’s management team.

The portions of these awards that were earned and paid in 2016 are as follows:

	2016 Retention Plan Award	2016 Retention Plan Award
Named Executive Officer	Earned	Paid
Mr. Saunders	$1,851,444	$1,851,444
Mr. Durbin	500,000	500,000
Mr. Hanson	752,500	752,500
Ms. Roman	175,000	175,000

Long-Term Equity Incentive Compensation

Long-term equity incentive awards have been periodically awarded to executives, including the named executive officers, as part of their total compensation package.  These awards were historically made under our 2006 Management Equity Incentive Plan (or 2006 Plan), which has been amended and restated as our 2011 Management Equity Incentive Plan, and which we refer to as the 2011 Plan. The number of stock options or other awards granted to a named executive officer is subjectively determined by the Compensation Committee based on performance relative to the individual’s contribution to the Company’s financial and strategic objectives, the individual’s base salary and target bonus amount and a general understanding of the market pay levels for the named executive officer.  Generally, no consideration is given to a named executive officer’s share holdings or previous stock options in determining the number of stock options or other awards to be granted to him or her for a particular year. The Compensation Committee believes that the named executive officers should be fairly compensated each year relative to market pay levels, as described above, and relative to our other executive officers.  Moreover, the Compensation Committee believes that a long-term equity incentive compensation program furthers our emphasis on pay for performance and provides a useful method of aligning the interests of the executives with the interests of our shareholders.

As of December 31, 2016, 2,941,746 shares of common stock had been authorized and reserved for issuance under the 2011 Plan. As of December 31, 2016, awards covering 1,476,843 shares had been granted under the 2011 Plan and 1,464,903 shares of common stock were available for further award purposes. In May 2016, the Company cancelled 1,380,720 options for our executive officers and re-issued 1,077,729 options for our executive officers with a per share exercise price of $2.25, with the options vesting immediately. The options re-issued to our executive officers were: Mr. Saunders, 336,462 options; Mr. Durbin, 284,562 options; Mr. Hanson, 296,635 options; and Ms. Roman, 160,070 options. The options expire on the ten-year anniversary of the grant date.

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

Certain executive perquisites

For 2016, we provided our named executive officers with certain other executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,400 automobile allowance for each of Messrs. Saunders, Hanson, and Durbin, employer matching contributions to a 401(k) account for each of Messrs. Saunders, Hanson, and Durbin, and Ms. Roman, rollover of accrued vacation value to a health savings account for both of Messrs. Saunders and Hanson, personal use of Company-owned or Company-leased aircraft for both of Messrs. Saunders and Hanson, and employer matching contributions to a health savings account for each of Messrs. Saunders, Hanson, and Durbin, and Ms. Roman. For more information about these perquisites and personal benefits, see the “2016 Summary Compensation Table” and its related footnotes below.

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

Severance under the 2012 Program

The 2012 Program also sets forth the procedure by which covered officers may be terminated, and provides for certain payments and benefits upon termination. See “2016 Potential Payments upon Termination or Change in Control.”

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

Compensation-Related Risk Analysis

During the fourth quarter of 2013, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the Company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to Company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the Company. We did not find that any of our compensation policies and practices for our employees create any risks that are reasonably likely to have a material adverse effect on the Company. The results of the review were reviewed and independently considered by the Compensation Committee. There were no material changes to the compensation policies and practices during 2014, 2015 and 2016.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2014, 2015, and 2016 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO and our two other most-highly compensated executive officers still serving in such capacities on December 31, 2016.

2016 Summary Compensation Table

						Non-Equity
					Option	Incentive Plan	All Other
		Salary	Bonus	Stock	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	Awards ($)	($)(3)	($)(4)	($)(5)	Total ($)
William E. Saunders, Jr.,	2016	1,057,690	1,851,444	—	265,681	1,250,000	234,912	4,659,727
Chief Executive Officer	2015	1,057,692	3,160,016	—	—	1,250,000	80,648	5,548,357
Chairman of the Board	2014	954,735	3,468,589	—	—	1,250,000	161,649	5,834,973

Michael Durbin,	2016	475,961	500,000	—	332,113	450,000	22,740	1,780,814
Executive Vice President	2015	423,077	560,000	—	—	240,000	23,896	1,246,973
Chief Financial Officer	2014	410,890	557,143	—	—	240,000	23,565	1,231,598
and Treasurer

Kyle Hanson	2016	674,279	752,500	—	250,052	690,000	42,045	2,408,876
President	2015	604,477	762,500	—	—	570,000	98,450	2,035,427
	2014	585,795	780,000	—	—	575,000	103,150	2,043,945

Bridgette Roman	2016	403,846	175,000	—	107,247	270,000	11,030	967,123
Executive Vice President	2015	403,860	166,668	—	—	240,000	10,978	821,505
General Counsel and	2014	370,833	190,476	—	—	240,000	11,030	812,339
Secretary

(1)

The amounts reported in this column for 2016 represent the total of salaries paid to each named executive officer and an additional $57,690, $25,961, $36,779, and $3,846 paid in lieu of accrued vacation to Messrs. Saunders, Durbin, and Hanson, and Ms. Roman, respectively.

(2)

The amounts reported in this column for 2016 represent the Retention Plan awards paid to our named executive officers in 2016. For more information about the 2016 Retention Plan awards payments, see “Compensation Discussion and Analysis — Analysis of 2016 Executive Compensation Decisions and Actions — Retention Plan” above.

(3)

The amounts reported in this column for 2016 represent the options awarded in May 2016 at their incremental fair value at the grant date of $1.23 per share net of the fair value of the cancelled options (see Note 16 of the financial statements for the option grant assumptions).

(4)

The amounts reported in this column for 2016 represent the annual cash incentive bonuses paid to our named executive officers in 2016.  For more information about the 2016 annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2015 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(5)

The amounts reported in this column include: (A) for Mr. Saunders, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, $46,262 of personal aircraft usage, reward points, and $160,000 in relocation expenses in 2016; (B) for Mr. Hanson, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, $13,495 of personal aircraft usage, and $70,000 of Company-paid life insurance premium expenses in 2016; (C) for Mr. Durbin, an $11,400 automobile allowance, a $10,400 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and reward points, and (D) for Ms. Roman, a $10,400 employer matching contribution to the 401(k) Plan, and an employer matching contribution to a health savings account. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote. The value of personal use of aircraft by any named executive officer is calculated by multiplying the actual average hourly operating cost for the aircraft for the month in which the personal use occurs, by the hours flown to cover the actual statute miles of all such personal travel and adding such product to the sum of all landing fees, pilot fees, terminal charges and food service fees. All personal usage by any named executive officers is reported as taxable income.

2016 Grants of Plan-Based Awards Table

					All Other
					Option
					Awards:	Exercise	Grant Date
					Number of	or Base	Fair Value
					Securities	Price of	of Stock and
		Estimated Possible Payouts Under Non-Equity			Underlying	Option	Option
		Incentive Plan Awards			Options	Awards	Awards
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	(#)(2)	($/Sh)	($)(2)
Mr. Saunders	—	—	1,250,000	—	—	—	—
	5/16/2016	—	—	—	336,462	2.25	265,681

Mr. Durbin	—	—	450,000	—	—	—	—
	5/16/2016	—	—	—	284,562	2.25	332,113

Mr. Hanson	—	—	690,000	—	—	—	—
	5/16/2016	—	—	—	296,635	2.25	250,052

Ms. Roman	—	—	270,000	—	—	—	—
	5/16/2016	—	—	—	160,070	2.25	107,247

(1)

These amounts are the target annual cash incentive bonus opportunities established for 2016 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2016 are included in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2016 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(2)

Amounts represent the stock option awards (and the respective incremental fair values) made to the named executive officers during 2016 upon cancellation of existing option awards.  In May 2016, the Company cancelled 1,380,720 options for our executive officers and re-issued 1,077,729 options for our executive officers with a per share price exercise price of $2.25, with the options vesting immediately. The options cancelled for our executive officers were: Mr. Saunders, 511,470 options; Mr. Durbin, 284,562 options; Mr. Hanson, 412,618 options; and Ms. Roman, 172,070 options. The incremental fair values for these re-priced awards are also reported in the 2016 Summary Compensation Table above under the “Option Awards” column. The full grant date fair values for the replacement stock option awards are: Mr. Saunders, $413,848; Mr. Durbin, $350,011; Mr. Hanson, $364,861 and Ms. Roman, $196,886. For more information about the stock option awards granted in 2016, see “Compensation Discussion and Analysis — Analysis of 2016 Executive Compensation Decisions and Actions — Long-Term Equity Incentive Compensation” above.

Outstanding Equity Awards at 2016 Fiscal Year-End Table

		Option Awards

		Number of
		Securities
		Underlying
		Unexercised	Option	Option
		Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Price ($)	Date
Mr. Saunders	5/16/2016	336,462	2.25	5/16/2026

Mr. Durbin	5/16/2016	284,562	2.25	5/16/2026

Mr. Hanson	5/16/2016	296,635	2.25	5/16/2026

Ms. Roman	5/16/2016	160,070	2.25	5/16/2026

2016 Option Exercises and Stock Vested Table

None of our named executive officers exercised any stock options or vested in any stock awards during 2016.

2016 Pension Benefits and 2016 Nonqualified Deferred Compensation

We do not maintain any defined benefit plans, other plans with specified retirement benefits or nonqualified deferred compensation plans in which our named executive officers participate.

2016 Potential Payments Upon Termination or Change in Control

During 2016, we were a party to certain arrangements effective for 2016 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the Company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer at December 31, 2016 under the 2012 Program, as applicable.

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

Tabular disclosure. Based on a hypothetical termination and/or change in control occurring on December 31, 2016, the following table describes the potential payments and benefits our named executive officers would have received upon such termination or change in control on December 31, 2016.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

		Involuntary		Involuntary
		Termination		Termination for
		Without Cause/		Cause/			Additional
		Resignation for		Resignation	Termination	Termination	Payment Upon
		Good Reason		Without Good	Due to Death	Due to Disability	Change in
Name	Benefits and Payments	($)(1)		Reason ($)(1)	($)(1)	($)(2)	Control ($)(3)
William E. Saunders
	Salary Continuation	2,000,000		—	—	500,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	20,985	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		2,020,985		—	10,492	505,246	—

Michael J. Durbin
	Salary Continuation	450,000		—	—	225,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	10,492	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		460,492		—	10,492	230,246	—

Kyle F. Hanson
	Salary Continuation	956,250		—	—	318,750	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	15,739	(4)	—	10,492	5,246	—
	Equity Vesting	—		—	—	—	—
Total		971,989		—	10,492	323,996	—

Bridgette C. Roman
	Salary Continuation	400,000		—	—	200,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	7,701	(4)	—	7,701	3,850	—
	Equity Vesting	—		—	—	—	—
Total		407,701		—	7,701	203,850	—

(1)

Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2016, have been paid as of December 31, 2016, and that all annual cash incentive bonuses for 2016 have been earned and paid for 2016 as of December 31, 2016.

(2)	Assumes that continued health and welfare benefits are provided for six months.

(3)

The values reported as equity vesting in this column represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2016 Fiscal Year-End Table” upon a change in control occurring on December 31, 2016. There is no value as the assumed value for our common shares on December 31, 2016 is less than the exercise price for his or her unvested equity awards. For information about enhanced benefits received upon an involuntary termination without cause or a resignation for good reason in connection with a change in control. see “2016 Potential Payments upon Termination on Change in Control” above.

(4)	Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Director Compensation

During 2016, Eugene Lockhart, Lee Wright (whose term expired on December 20, 2016), Michael Langer, Felix Lo, Andrew Rush, Eugene Schutt, Jennifer Adams Baldock, Mark Witkowski, and Michael Heller served as our directors. In 2016, we had five directors not employed by us or our majority shareholders whom we refer to as “non-employee directors.” These non-employee directors are Mr. Lockhart, Mr. Schutt, Ms. Adams Baldock, Mr. Wright, and Mr. Heller. Each non-employee director received an annual director fee of $70,000.  Directors who serve on the Board’s compensation, audit, or compliance committees receive an additional fee of $5,000 per committee. Mr. Lockhart serves on the compliance committee for each of three of the Company’s subsidiaries and receives an additional fee of $65,000 for services on each such committee. Under the 2012 Director Deferred Compensation Program, each non-employee director had the option to defer fifty percent of his or her 2016 compensation.

2016 Director Compensation Table

	Fees Earned or
Name	Paid in Cash ($)	Total ($)
H. Eugene Lockhart	280,000	280,000
Lee Wright	85,000	85,000
Michael Heller	—	—
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Mark Witkowski	—	—
Jennifer Adams Baldock	70,000	70,000
Eugene Schutt	75,000	75,000

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2017 regarding the beneficial ownership of our outstanding common equity, by:

•	each person or entity known by us to beneficially own more than 5% of our outstanding common shares;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 1, 2017 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name.

Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
Diamond Castle Holdings (1)	4,806,000	60.2%
Funds managed by Golden Gate Capital (2)	1,178,214	14.8%
James H Frauenberg 1998 Trust (3)	835,800	10.5%
California Check Cashing Stores, Inc. (4)	447,162	5.6%

Executive Officers and Directors
William E. Saunders, Jr. (5)	485,598	5.8%
Kyle Hanson (6)	303,327	3.7%
Michael Durbin (7)	288,126	3.5%
Bridgette Roman (8)	160,070	2.0%
H. Eugene Lockhart	—	-
Lee A Wright (9)	8,484	*
Michael Langer	—	-
Felix Lo	—	-
Andrew Rush	—	-
Eugene Schutt (10)	8,484	*
Jennifer Baldock (11)	8,484	*
Mark Witkowski	—	-
Michael Heller	—	-
All executive officers and directors as a group (12)	1,262,573	15.8%

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

(5)	Includes 336,462 shares issuable upon exercise of options, and 9,600 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

(6)	Includes 296,635 shares issuable upon exercise of options, and 6,692 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

(7)	Includes 284,562 shares issuable upon exercise of options, and 3,564 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

(8)	Includes 160,070 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 1, 2017.

(9)	Includes 8,484 shares held by Lee Wright.

(10)	Includes 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

(11)	Includes 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

(12)	Includes 1,077,729 shares issuable upon exercise of options, and 45,308 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2017.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our Company, any sale or recapitalization or restructuring of equity or debt securities by our Company and any other similar transaction. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our Company falls below a certain specified percentage. For the years ended December 31, 2016, 2015, and 201, we paid Diamond Castle fees of $0.6 million, $0.7 million and $1.0 million, respectively, and paid Golden Gate fees of $0.2 million, $0.2 million and $0.3 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

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

Corporate Office and Certain Branches

Certain properties where our retail locations are located are owned and operated by affiliates of Mr. Frauenberg and Mr. Lenhart, both of whom are beneficial owners. Rent paid to these related parties was $1.1 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Information Technology Consulting Services

The Company has a consulting agreement with a minority shareholder for information technology consulting services. Consulting services provided to the Company for the years ended December 31, 2016, 2015 and 2014 were $0.5 million, $0.4 million and $0.3 million, respectively.

Telecommunications Services

Certain senior members of management have an interest in a vendor from which the Company purchased telecommunications services. The $3.9 million, $1.2 million and $0.1 million respectively, in hardware and services for the years ended December 31, 2016, 2015 and 2014 were provided to the Company by the vendor at a reduced rate.  If the Company were to source the service from another vendor, the overall cost of the service would likely increase.

Ivy Funding

Certain directors have an interest in the provider of the $30.6 million revolving line of credit and the $47.3 million subsidiary notes.

Consumer Reporting Agencies

Certain senior members of management and directors of the Company have an indirect interest and serve as a director of a vendor that provides the Company with credit bureau services.

Aircraft

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note for the acquisition of a share of an airplane. The term note has a maturity of five years, bears interest at 4.25% per annum, and had an outstanding balance of $0.9 million as of December 31, 2016.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for the acquisition of a share of an airplane.

Non-guarantor Subsidiaries

On December 20, 2013 and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries raised funding through an $7.3 million note payable and $40.0 million installment loan to acquire the loans.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

RSM US. LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2016. Fees and expenses for services rendered by RSM in 2016 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm. RSM UK LLP, as approved by the Audit Committee, served as the accounting firm for the audit of our financial statements for our United Kingdom operations for the year ended December 31, 2014.

Fee Category	2016	2015	2014
Audit Fees (1)	$1,013	$914	$940
Tax Fees (2)	236	301	330
Foreign Audit Fees (3)	—	105	45
Total	$1,249	$1,320	$1,315

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

Exhibit No.	Description
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

Exhibit No.	Description
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

10.12	2012 Executive Compensation, Benefit and Severance Program (incorporated by reference to Exhibit 10.13 to the Form S-4)*

10.13	Form Option Grant Award Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 to the Form S-4)*

10.14	Form Restricted Stock Unit Agreement (2011 Management Equity Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Form S-4)*

Exhibit No.	Description
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

10.22

First Amendment to Revolving Credit Agreement, dated as of March 27, 2015, by and among Community Choice Financial Inc., the subsidiary guarantors party thereto, the lenders party thereto and Ivy Funding Eleven, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 2, 2015)

10.23

The Membership Interest Purchase Agreement dated as of January 31, 2016 by and among Buckeye Check Cashing of Florida, Inc., an Ohio corporation, as seller, Buckeye Check Cashing of Florida III, LLC, a Florida limited liability company, as buyer, Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation, and Taso Group LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2016)

10.24

The Secured Revolving Note dated January 31, 2016 executed by Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, and accepted by Buckeye Check Cashing of Florida, Inc., an Ohio corporation, and joined by Taso Group LLC, a Florida limited liability company, as borrower, and acknowledged by Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2016)

10.25

The Assignment and Assumption Agreement, dated as of May 18, 2016, by and between Taso Group LLC, a Florida limited liability company, and Buckeye Check Cashing of Florida, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 12, 2016)

10.26

Omnibus asset and Equity Swap Agreement, dated as of June 30, 2016, by and between Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., Buckeye Check Cashing, Inc., QC Holdings, Inc., and QC Financial Services, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 10, 2016)

10.27	Second Amendment to Credit Agreement dated October 27, 2016 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2016)

10.28	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and William E. Saunders*

Exhibit No.	Description

10.29	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Kyle Hanson*

10.30	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Michael Durbin*

10.31	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Bridgette Roman*

21.1	Subsidiaries of Community Choice Financial Inc. Incorporated

24.1	Power of Attorney with respect to Community Choice Financial Inc. (included in the signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101	Interactive Data File

*Indicates a management contract or compensation plan or arrangement.

**Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16.     10-K SUMMARY

None

COMMUNITY CHOICE FINANCIAL INC.

2016 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 29, 2017.

COMMUNITY CHOICE FINANCIAL INC.

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Community Choice Financial Inc., an Ohio corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2016, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

IN WITNESS WHEREOF, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Eugene Lockhart	/s/ Andrew Rush
H. Eugene Lockhart, Lead Director	Andrew Rush, Director

/s/ Michael Heller	/s/ Michael Langer
Michael Heller, Director	Michael Langer, Director

/s/ Felix Lo	/s/ Eugene Schutt
Felix Lo, Director	Eugene Schutt, Director

/s/ Mark Witkowski	/s/ Jennifer Adams Baldock
Mark Witkowski, Director	Jennifer Adams Baldock, Director

/s/ William E. Saunders, Jr.	/s/ Michael Durbin
William E. Saunders, Jr., Chairman/Chief Executive Officer	Michael Durbin, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Principal Accounting Officer)