Form 10-Q
period 2017-03-31
Community Choice Financial Inc.
filed 2017-05-15
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ◻
(Do not check if a smaller reporting company)	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐  No ☒

There is no market for the registrant’s equity. As of March 31, 2017, there were 7,981,536 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2017

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$121,784	$106,333
Restricted cash	3,515	3,015
Finance receivables, net of allowance for loan losses of $10,889 and $13,373	72,719	87,960
Short-term investments, certificates of deposit	—	500
Card related pre-funding and receivables	1,729	1,545
Other current assets	13,091	19,404
Total current assets	212,838	218,757
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,120 and $2,846	4,315	5,859
Property, leasehold improvements and equipment, net	32,667	36,431
Goodwill	113,256	113,290
Other intangible assets	1,288	1,412
Security deposits	2,337	2,614
Total assets	$366,701	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$28,273	$37,002
Money orders payable	7,831	8,209
Accrued interest	11,520	4,727
Current portion of capital lease obligation	972	1,155
Current portion of line of credit, net of deferred issuance costs of $522 and $14	30,078	2,236
Current portion of subsidiary notes payable, net of deferred issuance costs of $425 and $7	46,990	7,407
Deferred revenue	3,462	2,753
Total current liabilities	129,126	63,489
Noncurrent Liabilities
Lease termination payable	2,114	1,066
Capital lease obligation	227	292
Line of credit, net of deferred issuance costs of $-0- and $760	—	29,840
Subsidiary notes payable, net of deferred issuance costs of $22 and $617	1,906	41,341
Senior secured notes, net of deferred issuance costs of $2,562 and $2,861	247,228	246,929
Deferred revenue	8,871	10,055
Deferred tax liability, net	9,886	9,675
Total liabilities	399,358	402,687
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,982 outstanding shares at March 31, 2017 and December 31, 2016	90	90
Additional paid-in capital	129,656	129,624
Retained deficit	(162,353)	(153,988)
Treasury stock	(50)	(50)
Total stockholders' deficit	(32,657)	(24,324)
Total liabilities and stockholders' equity	$366,701	$378,363

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Finance receivable fees	$49,051	$63,884
Credit service fees	18,139	22,103
Check cashing fees	12,126	13,355
Card fees	2,007	2,148
Other	4,029	6,067
Total revenues	85,352	107,557
Operating expenses:
Salaries	17,273	18,279
Provision for loan losses	19,540	26,475
Occupancy	6,629	6,660
Advertising and marketing	814	2,678
Lease termination	47	—
Depreciation and amortization	2,538	2,734
Other	11,915	12,612
Total operating expenses	58,756	69,438
Operating gross profit	26,596	38,119
Corporate and other expenses
Corporate expenses	20,186	21,585
Lease termination	1,762	—
Depreciation and amortization	1,309	1,209
Interest expense, net	11,371	11,463
Loss on sale of subsidiary	—	1,569
Gain on debt extinguishment	—	(62,852)
Total corporate and other expenses	34,628	(27,026)
Income (loss) from continuing operations, before tax	(8,032)	65,145
Provision for income taxes	333	9,344
Net income (loss)	$(8,365)	$55,801

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$(153,988)	$(24,324)
Stock-based compensation expense	—	—	—	32	—	32
Net loss	—	—	—	—	(8,365)	(8,365)
Balance, March 31, 2017	7,981,536	$90	$(50)	$129,656	$(162,353)	$(32,657)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March  31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(8,365)	$55,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	19,540	26,475
Loss on disposal of assets	1,042	50
Gain on debt extinguishment	—	(62,852)
Loss on sale of subsidiary	—	1,569
Depreciation	3,723	3,672
Amortization of note discount and deferred debt issuance costs	728	616
Amortization of intangibles	124	271
Deferred income taxes	211	6,013
Stock-based compensation	32	113
Changes in assets and liabilities:
Short-term investments	500	715
Card related pre-funding and receivables	(184)	(393)
Restricted cash	(500)	—
Other assets	6,590	(1,353)
Deferred revenue	(475)	10,254
Accrued interest	6,793	5,129
Money orders payable	(378)	(2,895)
Lease termination payable	1,048	(299)
Accounts payable and accrued expenses	(8,729)	(7,219)
Net cash provided by operating activities	21,700	35,667
Cash flows from investing activities
Net receivables originated	(2,721)	(6,349)
Purchase of leasehold improvements and equipment	(1,001)	(1,739)
Net cash used in investing activities	(3,722)	(8,088)
Cash flows from financing activities
Repurchase of senior secured notes	—	(36,437)
Proceeds from subsidiary note	—	7,400
Payments on subsidiary note	(29)	(14)
Payments on capital lease obligations	(248)	(275)
Net proceeds (payments) on lines of credit	(2,250)	10,000
Debt issuance costs	—	1,465
Net cash used in financing activities	(2,527)	(17,861)
Net increase in cash and cash equivalents	15,451	9,718
Cash and cash equivalents:
Beginning	106,333	98,941
Ending	$121,784	$108,659

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) was formed on April 6, 2011, under the laws of the State of Ohio. As of March 31, 2017, the Company owned and operated 512 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 32 states. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10‑Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10‑K filed with the Securities & Exchange Commission on March 29, 2017. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2017.

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

Revenue recognition:  Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its retail locations. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans’ original interest rates until the impaired loans are charged off or paid by the customer. Credit service organization (“CSO”) fees are recognized over the arranged credit service period.

Finance receivables:  Finance receivables consist of short term and medium‑term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 17.4% and 18.2% of short-term consumer loans at March 31, 2017 and December 31, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 10.1% and 10.2% of medium-term consumer loans at March 31, 2017, and December 31, 2016, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under the CSO programs. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product by market based on historical loan loss experience and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product.

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

Lease termination payable:  The Company records a liability in the consolidated balance sheets for the remaining lease obligations with the corresponding lease termination expense for closed retail locations disclosed in the operating expenses section, and closed corporate locations disclosed in the corporate and other expenses section, of the consolidated statements of operations, respectively.

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

The Company follows the provisions of ASC 820‑10, Fair Value Measurements and Disclosures, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820‑10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes and notes payable at March 31, 2017, and December 31, 2016, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at March 31, 2017 and December 31, 2016 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	March 31, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$121,784	$121,784	1
Restricted cash	3,515	3,515	1
Finance receivables	77,034	77,034	3
Financial liabilities:
10.75% Senior secured notes	237,290	202,883	1
12.75% Senior secured notes	12,500	10,614	2
Subsidiary Note payable	49,343	49,343	2
Line of Credit	30,600	30,600	2

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$106,333	$106,333	1
Restricted cash	3,015	3,015	1
Finance receivables	93,819	93,819	3
Short-term investments, certificates of deposit	500	500	2
Financial liabilities:
10.75% Senior secured notes	237,290	195,503	1
12.75% Senior secured notes	12,500	10,221	2
Subsidiary Note payable	49,372	49,372	2
Line of Credit	32,850	32,850	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at March 31, 2017 and December 31, 2016.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after March 31, 2017) through the issuance date of May 15, 2017.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at March 31, 2017, and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Short-term consumer loans	$51,325	$61,589
Medium-term consumer loans	41,185	51,431
Gross receivables	$92,510	$113,020
Unearned advance fees, net of deferred loan origination costs	(2,467)	(2,982)
Finance receivables before allowance for loan losses	90,043	110,038
Allowance for loan losses	(13,009)	(16,219)
Finance receivables, net	$77,034	$93,819

Finance receivables, net
Current portion	$72,719	$87,960
Non-current portion	4,315	5,859
Total finance receivables, net	$77,034	$93,819

Changes in the allowance for loan losses by product type for the three months ended March 31, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	3/31/2017	3/31/2017	of receivable
Short-term consumer loans	$2,223	$6,433	$(19,134)	$12,324	$1,846	$51,325	3.60%
Medium-term consumer loans	13,996	7,221	(11,979)	1,925	11,163	41,185	27.10%
	$16,219	$13,654	$(31,113)	$14,249	$13,009	$92,510	14.06%

The provision for loan losses for the three months ended March 31, 2017, also includes losses from returned items from check cashing of $1,399.

The provision for short-term consumer loans of $6,433 is net of debt sales of $89 for the three months ended March 31, 2017.

The provision for medium-term consumer loans of $7,221 is net of debt sales of $375 for the three months ended March 31, 2017.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $13 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2017. For these loans evaluated for impairment, there were no payment defaults during the three months ended March 31, 2017. The troubled debt restructurings during the three months ended March 31, 2017 are subject to an allowance of $5 with a net carrying value of $15 at March 31, 2017.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $356 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2016. For these loans evaluated for impairment, there were $377 of payment defaults during the three months ended March 31, 2016. The troubled debt restructurings during the three months ended March 31, 2016 are subject to an allowance of $96 with a net carrying value of $288 at March 31, 2016.

The Company has subsidiaries that facilitate third party lender loans. Changes in the accrual for third-party lender losses for the three months ended March 31, 2017, and 2016 were as follows:

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$3,099	$2,610
Provision for loan losses	4,487	5,201
Charge-offs, net	(4,895)	(5,595)
Balance, end of period	$2,691	$2,216

Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $25,285 and $36,927 at March 31, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement. The provision for third party lender losses of $4,487 and $5,201 for the three months ending March 31, 2017 and 2016 is net of debt sales of $181 and $352, respectively.

The Company was required to purchase $11,772 and $14,919 of loans as part of the CSO Program during the three months ended March 31, 2017 and 2016, respectively. As these loans were in default when purchased, they met the Company’s charge-off policy and were fully charged-off at acquisition. The Company recognized recoveries of $7,219 and $9,554 for collections on these loans during the three months ended March 31, 2017 and 2016, respectively.

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

The aging of receivables at March 31, 2017, and December 31, 2016, are as follows:

	March 31, 2017		December 31, 2016
Current finance receivables	$84,425	91.3%	$102,515	90.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	495	0.5%	290	0.3%
Medium-term consumer loans	4,085	4.5%	6,096	5.4%
Total past due finance receivables (1 - 30 days)	4,580	5.0%	6,386	5.7%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,263	2.4%	2,668	2.4%
Total past due finance receivables (31 - 60 days)	2,263	2.4%	2,668	2.4%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,242	1.3%	1,451	1.2%
Total past due finance receivables (61 - 90 days)	1,242	1.3%	1,451	1.2%
Total delinquent	8,085	8.7%	10,505	9.3%
	$92,510	100.0%	$113,020	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. Hardware and services provided to the Company by the vendor at a reduced rate for the three months ended March 31, 2017 and 2016 were  $1,365 and $788, respectively. If the Company were to source the service from another vendor, the overall cost of the services may increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended March 31, 2017 and 2016, were $66 and $138, respectively.

There were no additional significant new, or changes to existing, related party transactions during the three months ended March 31, 2017.

Note 4. Goodwill and Other Intangible Assets

Intangible amortization expense for the three months ended March 31, 2017, and 2016 was $124 and $271, respectively. There were no additional significant changes to goodwill and other intangible assets during the three months ended March 31, 2017.

Note 5. Pledged Assets and Debt

Lines of credit at March  31, 2017 and December 31, 2016, consisted of the following:

	March 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, due July 2017, collateralized by all of Insight Capital, LLC's assets	$—	$—	$—	$2,250	$14	$2,236
$30,600 Revolving credit, secured, interest rate as defined below, due March 2018, collateralized by all Guarantor Company assets	30,600	522	30,078	30,600	760	29,840
	30,600	522	30,078	32,850	774	32,076
Less current maturities	30,600	522	30,078	2,250	14	2,236
Long-term portion	$—	$—	$—	$30,600	$760	$29,840

The interest rate is one-month LIBOR plus 18%, and there is a pre-payment penalty if the revolving principal balance falls below 80% of the aggregate commitment on or before December 31, 2017 .  The 1-month LIBOR was 0.98% and 0.77% at March  31, 2017 and December 31, 2016, respectively, and the prime rate was 4.00% and 3.75% at March  31, 2017 and December 31, 2016, respectively. The revolving credit facility includes an undrawn line fee of 4.0% of the unused commitments.

Senior secured notes payable at March  31, 2017, and December 31, 2016, consisted of the following:

	March 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$237,290	$2,350	$234,940	$237,290	$2,631	$234,659
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	212	12,288	12,500	230	12,270
	249,790	2,562	247,228	249,790	2,861	246,929
Less current maturities	—	—	—	—	—	—
Long-term portion	$249,790	$2,562	$247,228	$249,790	$2,861	$246,929

Subsidiary notes payable at March  31, 2017, and December 31, 2016, consisted of the following:

	March 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Note, secured, 16.5%, collateralized by acquired loans, due January 2018	$40,000	$423	$39,577	$40,000	$593	$39,407
$7,300 Term note, secured, 18.50% collateralized by acquired loans, due April 2017	7,300	—	7,300	7,300	5	7,295
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	925	7	918	939	8	931
$1,165 Term note, secured, 4.5%, collateralized by financed asset, due May 2021	1,118	17	1,101	1,133	18	1,115
	49,343	447	48,896	49,372	624	48,748
Less current maturities	47,415	425	46,990	7,414	7	7,407
Long-term portion	$1,928	$22	$1,906	$41,958	$617	$41,341

In April 2017, the Company’s non-guarantor and unrestricted subsidiary amended and restated its existing $40,000 note to increase the borrowing capacity up to $55,000.  The $55,000 note has a maturity date of January 2019 and an interest rate of 16.75%. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7,300 note was satisfied in full.

There were no additional significant changes to pledged assets or debt during the three months ended March  31, 2017.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2017, and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$3,759	$5,160
Accrued payroll and compensated absences	6,497	7,004
Wire transfers payable	1,377	2,089
Accrual for third-party losses	2,691	3,099
Unearned CSO Fees	4,760	7,388
Deferred rent	920	1,034
Bill payment service liability	1,202	2,868
Lease termination	1,951	1,595
Other	5,116	6,765
	$28,273	$37,002

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $7,034 and $7,054 for the three months ended March  31, 2017, and 2016, respectively.

The Company closed its Utah facility during the three months ended March 31, 2017, resulting in lease termination expense of $1,762 which is disclosed on the statement of operations.

There were no additional significant changes to operating and capital lease commitments during the three months ended March 31, 2017.

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

The following table summarizes the allocation of the portfolio balance by state at March  31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$10,655	11.5%	$13,927	12.3%
Arizona	8,401	9.1	10,353	9.1
California	39,131	42.3	48,644	43.1
Florida	2,885	3.1	3,766	3.3
Virginia	7,569	8.2	9,373	8.3
Other retail segment states	15,719	17.0	17,141	15.2
Other internet segment states	8,150	8.8	9,816	8.7
Total	$92,510	100.0%	$113,020	100.0%

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

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $25,285 and $36,927 at March  31, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Stock Based Compensation

During the three months ended March 31, 2017, the Company issued 80,833 options with a per share exercise price of $2.25 with 3,833 options vesting immediately and the remainder vesting on specific dates defined in the award agreements.

The following weighted average assumptions were used by the Company for awards granted during the three months ended March 31, 2017:

2017
Risk free interest rate	1.93%
Dividend yield	0.00%
Expected volatility	55.00%
Expected term (years)	5.00
Weighted average fair value of options granted	$2.25

Stock-based compensation costs for the three months ended March  31, 2017, and 2016 were $32 and $113, respectively. As of March  31, 2017, and December 31, 2016, unrecognized stock-based compensation costs to be recognized over future periods approximated $111 and $42, respectively. At March  31, 2017, the remaining unrecognized compensation expense was $111 for certain awards that vest over the requisite service period. The remaining compensation expense of $111 is expected to be recognized over a weighted-average period of 2.73 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $13 and $45 for the three months ended March  31, 2017 and 2016, respectively.

Stock option activity for the three months ended March 31, 2017, is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2016	1,298,971	$2.40	4.8	N/A
Granted	80,833	2.25	9.1	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at March 31, 2017	1,379,804	$2.39	9.1	N/A
Exercisable at March 31, 2017	1,276,734	$2.40	9.1	$—
Vested or expected to vest at March 31, 2017	1,379,804	$2.39	9.1	$—

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended March 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$309,595		$57,106			$366,701
Goodwill	113,256		—			113,256
Other Intangible Assets	488		800			1,288
Total Revenues	$68,691	100.0%	$16,661	100.0%		$85,352	100.0%
Provision for Loan Losses	12,058	17.6%	7,482	44.9%		19,540	22.9%
Other Operating Expenses	38,207	55.6%	1,009	6.1%		39,216	45.9%
Operating Gross Profit	18,426	26.8%	8,170	49.0%		26,596	31.2%
Interest Expense, net	7,366	10.7%	4,005	24.0%		11,371	13.3%
Depreciation and Amortization	1,129	1.6%	180	1.1%		1,309	1.5%
Lease Termination Expenses	—	—	1,762	10.6%		1,762	2.1%
Other Corporate Expenses (a)	—	—	—	—	20,186	20,186	23.7%
Income from Continuing Operations, before tax	9,931	14.5%	2,223	13.3%	(20,186)	(8,032)	(9.4)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended March  31, 2017.

	As of and for the three months ended March 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$356,127		$71,211			$427,338
Goodwill	146,877		—			146,877
Other Intangible Assets	348		1,134			1,482
Total Revenues	$81,369	100.0%	$26,188	100.0%		$107,557	100.0%
Provision for Loan Losses	12,565	15.4%	13,910	53.1%		26,475	24.6%
Other Operating Expenses	38,738	47.6%	4,225	16.1%		42,963	40.0%
Operating Gross Profit	30,066	37.0%	8,053	30.8%		38,119	35.4%
Interest Expense, net	7,314	9.0%	4,149	15.8%		11,463	10.7%
Depreciation and Amortization	967	1.2%	242	0.9%		1,209	1.1%
Loss on sale of subsidiary	1,569	1.9%	—	—		1,569	1.5%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(58.4)%
Other Corporate Expenses (a)	—	—	—	—	21,585	21,585	20.1%
Income from Continuing Operations, before tax	20,216	24.8%	3,662	14.0%	41,267	65,145	60.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no  intersegment revenues for the three months ended March  31, 2016.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and  the U.S. statutory rate is primarily due to non-deductible expenses, state taxes and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at March  31, 2017, and December 31, 2016.

At March  31, 2017, the Company had gross deferred tax assets of $40,392 and a net deferred tax liability of $9,886. At December 31, 2016, the Company had gross deferred tax assets of $40,037 and a net deferred tax liability of $9,675. A valuation allowance of $50,278 and $49,712 was recognized at March  31, 2017 and December 31, 2016, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized. The deferred tax liability of $9,886 represents a source of future taxable income related to our indefinite lived intangible that for financial reporting purposes cannot be used to support the realization of deferred tax assets with a finite life.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of March  31, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $25,285 and $36,927, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $2,691 and $3,099 as of March  31, 2017 and December 31, 2016, respectively. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates and certain requirements relating to the Company’s Alabama subsidiary, Insight Capital, LLC, as a result of its separate $7,000 revolving credit facility (the “Alabama Revolving Credit Agreement”). Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $6,700. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

As long as the Alabama Revolving Credit Agreement remains outstanding, the guarantee provided by Insight Capital, LLC is secured on a second-priority basis by the shared Alabama collateral held by such subsidiary. As a result, any obligations under the Alabama Revolving Credit Agreement must first be satisfied before the Alabama subsidiary can make any payments with respect to the 2019 notes and 2020 notes.

Note 15. Supplemental Condensed Consolidating Guarantor and Non‑ Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of March  31, 2017, and December 31, 2016, and for the three months ended March  31, 2017, and 2016, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Florida II, which was sold on February 1, 2016,  CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CSSC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Florida II, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the Indentures. Buckeye Check Cashing of Florida II, LLC was acquired on July 31, 2012, and was sold on February 1, 2016, CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules. Florida II is not included in the Balance Sheets as the entity was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016. The remainder of the entities included under “Non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the Indentures governing the 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

The supplemental guarantor information required by GAAP distinguishes between non-guarantor and guarantor financial information based on the legal entities and the guarantor requirements contained in the Indentures governing the 2019 notes, 2020 notes, and the Company’s revolving credit agreement. ASC 350-20, Intangibles - Goodwill and Other, however, requires that goodwill be allocated to reporting units irrespective of which legal entity the goodwill is associated with.  When a portion of a reporting unit is sold, goodwill is allocated to the business disposed of based on the relative fair values of the business sold and the retained portion of the reporting unit. The sale of Florida II on February 1, 2016, resulted in a reduction of goodwill of $5,691 for the Company’s Retail services segment, with the remaining goodwill of approximately $25,344 allocated to Florida II’s guarantor parent. The book loss on the sale of Florida II is $1,569 whereas the tax loss on the sale of Florida II is $24,062. For tax purposes, all of the goodwill associated with the original Florida II acquisition is written off, which reflects the difference in the book and tax treatment of goodwill associated with an individual acquisition.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

March  31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$78,040	$43,744	$—	$121,784
Restricted cash	—	3,515	—	—	3,515
Finance receivables, net	—	62,553	10,166	—	72,719
Card related pre-funding and receivables	—	1,729	—	—	1,729
Other current assets	—	21,928	2,119	(10,956)	13,091
Total current assets	—	167,765	56,029	(10,956)	212,838
Noncurrent Assets
Investment in Subsidiaries	350,869	—	—	(350,869)	—
Finance receivables, net	—	4,315	—	—	4,315
Leasehold improvements and equipment, net	—	32,667	—	—	32,667
Goodwill	—	113,256	—	—	113,256
Other intangible assets	—	1,288	—	—	1,288
Security deposits	—	2,337	—	—	2,337
Total assets	$350,869	$321,628	$56,029	$(361,825)	$366,701
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$30,405	$(65)	$(2,067)	$28,273
Money orders payable	—	7,831	—	—	7,831
Accrued interest	11,292	30	3,234	(3,036)	11,520
Current portion of capital lease obligation	—	972	—	—	972
Current portion of lines of credit	30,078	—	—		30,078
Current portion of subsidiary note payable	—	115	46,875	—	46,990
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	3,462	—	—	3,462
Total current liabilities	41,370	42,815	55,897	(10,956)	129,126
Noncurrent Liabilities
Lease termination payable	—	2,114	—	—	2,114
Capital lease obligation	—	227	—	—	227
Subsidiary note payable	—	1,906	—	—	1,906
Senior secured notes	247,228	—	—	—	247,228
Deferred revenue	—	8,871	—	—	8,871
Deferred tax liability	—	9,886	—	—	9,886
Total liabilities	288,598	65,819	55,897	(10,956)	399,358
Stockholders' Equity (Deficit)	62,271	255,809	132	(350,869)	(32,657)
Total liabilities and stockholders' equity	$350,869	$321,628	$56,029	$(361,825)	$366,701

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,777	$34,556	$—	$106,333
Restricted cash	—	3,015	—	—	3,015
Finance receivables, net	—	71,603	16,357	—	87,960
Short-term investments, certificates of deposit	—	500	—	—	500
Card related pre-funding and receivables	—	1,545	—	—	1,545
Other current assets	—	28,438	3,192	(12,226)	19,404
Total current assets	—	176,878	54,105	(12,226)	218,757
Noncurrent Assets
Investment in Subsidiaries	343,638	—	—	(343,638)	—
Finance receivables, net	—	5,859	—	—	5,859
Leasehold improvements and equipment, net	—	36,431	—	—	36,431
Goodwill	—	113,290	—	—	113,290
Other intangible assets	—	1,412	—	—	1,412
Security deposits	—	2,614	—	—	2,614
Total assets	$343,638	$336,484	$54,105	$(355,864)	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$40,208	$428	$(3,634)	$37,002
Money orders payable	—	8,209	—	—	8,209
Accrued interest	4,517	10	2,939	(2,739)	4,727
Current portion of capital lease obligation	—	1,155	—	—	1,155
Current portion of lines of credit	—	2,236	—	—	2,236
Current portion of subsidiary note payable	—	112	7,295	—	7,407
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,753	—	—	2,753
Total current liabilities	4,517	54,683	16,515	(12,226)	63,489
Noncurrent Liabilities
Lease termination payable	—	1,066	—	—	1,066
Capital lease obligation	—	292	—	—	292
Lines of credit	29,840	—	—	—	29,840
Subsidiary note payable	—	1,934	39,407	—	41,341
Senior secured notes	246,929	—	—	—	246,929
Deferred revenue	—	10,055	—	—	10,055
Deferred tax liability		9,675	—	—	9,675
Total liabilities	281,286	77,705	55,922	(12,226)	402,687
Stockholders' Equity (Deficit)	62,352	258,779	(1,817)	(343,638)	(24,324)
Total liabilities and stockholders' equity	$343,638	$336,484	$54,105	$(355,864)	$378,363

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March  31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$39,830	$9,221	$—	$49,051
Credit service fees	—	18,139	—	—	18,139
Check cashing fees	—	12,126	—	—	12,126
Card fees	—	2,007	—	—	2,007
Dividend	—	3,000	—	(3,000)	—
Other	—	4,275	49	(295)	4,029
Total revenues	—	79,377	9,270	(3,295)	85,352

Operating expenses:
Salaries	—	17,273	—	—	17,273
Provision for loan losses	—	16,458	3,082	—	19,540
Occupancy	—	6,629	—	—	6,629
Advertising and marketing	—	814	—	—	814
Lease termination costs	—	47	—	—	47
Depreciation and amortization	—	2,538	—	—	2,538
Other	—	11,914	1	—	11,915
Total operating expenses	—	55,673	3,083	—	58,756
Operating gross profit	—	23,704	6,187	(3,295)	26,596

Corporate expenses	—	20,095	91	—	20,186
Intercompany management fee	—	(427)	427	—	—
Lease termination costs	—	1,762	—	—	1,762
Depreciation and amortization	—	1,309	—	—	1,309
Interest expense, net	9,023	195	2,448	(295)	11,371
Interest expense allocation	(9,023)	9,023	—	—	—
Total corporate and other expenses	—	31,957	2,966	(295)	34,628
Income (loss) before income taxes	—	(8,253)	3,221	(3,000)	(8,032)
Provision (benefit) for income taxes	—	342	(134)	125	333
Net income (loss)	$—	$(8,595)	$3,355	$(3,125)	$(8,365)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March  31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$49,887	$13,997	$—	$63,884
Credit service fees	—	22,103	—	—	22,103
Check cashing fees	—	12,810	545	—	13,355
Card fees	—	2,110	38	—	2,148
Dividend	—	3,000	—	(3,000)	—
Other	—	6,157	191	(281)	6,067
Total revenues	—	96,067	14,771	(3,281)	107,557

Operating expenses:
Salaries	—	17,666	613	—	18,279
Provision for loan losses	—	19,851	6,624	—	26,475
Occupancy	—	6,420	251	(11)	6,660
Advertising and marketing	—	2,674	4	—	2,678
Depreciation and amortization	—	2,656	78	—	2,734
Other	—	12,123	489	—	12,612
Total operating expenses	—	61,390	8,059	(11)	69,438
Operating gross profit	—	34,677	6,712	(3,270)	38,119

Corporate expenses	—	21,336	249	—	21,585
Intercompany management fee	—	(683)	683	—	—
Depreciation and amortization	—	1,201	8	—	1,209
Interest expense, net	9,473	228	2,032	(270)	11,463
Interest expense allocation	(9,473)	9,473	—	—	—
Loss on sale of subsidiary	—	1,569	—	—	1,569
Gain on debt extinguishment	(62,852)	—	—	—	(62,852)
Total corporate and other expenses	(62,852)	33,124	2,972	(270)	(27,026)
Income before income taxes	62,852	1,553	3,740	(3,000)	65,145
Provision for income taxes	9,015	223	536	(430)	9,344
Net income	$53,837	$1,330	$3,204	$(2,570)	$55,801

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended March  31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$—	$15,621	$6,079	$21,700
Cash flows from investing activities
Net receivables originated	—	(5,830)	3,109	(2,721)
Purchase of leasehold improvements and equipment	—	(1,001)	—	(1,001)
Net cash provided by (used in) investing activities	—	(6,831)	3,109	(3,722)
Cash flows from financing activities
Payments on subsidiary note	—	(29)	—	(29)
Payments on capital lease obligations	—	(248)	—	(248)
Proceeds on lines of credit	—	(2,250)	—	(2,250)
Net cash used in financing activities	—	(2,527)	—	(2,527)
Net increase in cash and cash equivalents	—	6,263	9,188	15,451
Cash and cash equivalents:
Beginning	—	71,777	34,556	106,333
Ending	$—	$78,040	$43,744	$121,784

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended March  31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$30,283	$(2,101)	$7,485	$35,667
Cash flows from investing activities
Net receivables originated	—	6,098	(12,447)	(6,349)
Purchase of leasehold improvements and equipment	—	(1,739)	—	(1,739)
Net cash provided by (used in) investing activities	—	4,359	(12,447)	(8,088)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	7,400	7,400
Repurchase of senior secured notes	(36,437)	—	—	(36,437)
Payments on subsidiary note	—	(14)	—	(14)
Proceeds on CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations, net	—	(265)	(10)	(275)
Proceeds on lines of credit	4,500	5,500	—	10,000
Debt issuance costs	1,654	(25)	(164)	1,465
Net cash provided by (used in) financing activities	(30,283)	4,696	7,726	(17,861)
Net increase in cash and cash equivalents	—	6,954	2,764	9,718
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$76,940	$31,719	$108,659

Note 16. Subsequent Event

In April 2017, the Company’s non-guarantor and unrestricted subsidiary amended and restated its existing $40,000 note to increase the borrowing capacity up to $55,000.  The $55,000 note has a maturity date of January 2019 and an interest rate of 16.75%. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7,300 note was satisfied in full.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “Factors Affecting Our Results of Operations— Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of March  31, 2017, we operated 512 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 32 states.

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

Factors Affecting Our Results of Operations

Closure of Utah Facility

In February 2017, the Company closed the Utah office that had been acquired in the DFS acquisition. All call center operations have been fully integrated in to the Company’s primary headquarters in Dublin, Ohio. During the three months ended March 31, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets; however, the Company may, in subsequent periods, recognize cost savings from consolidating the corporate operations.

Retail Platform

During the three months ended March  31, 2017, the Company closed six retail locations.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2016, and the three months ended March  31, 2017.

		Three Months
	Year Ended	Ended
	December 31,	March 31,
	2016	2017
# of Locations
Beginning of Period	525	518
Acquired (a)	120	—
Opened	—	—
Sold (a)	76	6
Closed	51	—
End of Period	518	512

Number of states served by our internet operations	32	32

(a) Amounts include the 98 locations acquired and 33 locations sold as part of the swap transaction with QC Holdings in 2016, which we refer to as the QC transaction.

The following table provides the geographic composition of our physical locations as of December 31, 2016, and March  31, 2017:

	December 31,	March 31,
	2016	2017
Alabama	46	46
Arizona	38	38
California	191	188
Florida	16	16
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	24	21
Ohio	99	99
Oregon	2	2
Tennessee	25	25
Virginia	27	27
	518	512

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

Changes in Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. Tthe findings from these exams did not result in any material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans.  The CFPB accepted comments on the proposed rules through October 7, 2016.  The CFPB proposal anticipates that the final rules will become effective fifteen months after publication in the Federal Register.  When publication will occur in the Federal Register will be determined by the number and substance of the comments that the CFPB received on the proposed rules.  At this time, we are unable to predict what the final version of these rules will be or their impact on our business.

Product Characteristics and Mix

As the Company expands its product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. We believe that our prepaid debit card direct deposit offering has reduced our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing extends the customer relationship and has increased our revenues associated with the Insight prepaid card.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 18.2% and 17.4% of short-term consumer loans at December 31, 2016, and March 31, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 10.2% and 10.1% of medium-term consumer loans at December 31, 2016, and March  31, 2017, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2016, and March  31, 2017, were $93.8 million and $77.0 million, respectively. The allowance for loan losses as of December 31, 2016, and March  31, 2017, were $16.2 million and $13.0 million, respectively. At December 31, 2016, and March  31, 2017, the allowance for loan losses was 14.7% and 14.4%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2016, and March  31, 2017, are as follows (in thousands):

	December 31,	March 31,
	2016	2017
Finance Receivables, net of unearned advance fees	$110,038	$90,043
Less: Allowance for loan losses	16,219	13,009
Finance Receivables, Net	$93,819	$77,034

The total changes to the allowance for loan losses for the three months ended March  31, 2016 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2017
Allowance for loan losses
Beginning of Period	$23,892	$16,219
Provisions for loan losses	19,709	13,654
Charge-offs, net	(24,319)	(16,864)
End of Period	$19,282	$13,009
Allowance as a percentage of finance receivables, net of unearned advance fees	15.9%	14.4%

The provision for loan losses for the three months ended March  31, 2016, and 2017 includes losses from returned items from check cashing of $1.6 million and $1.4 million, respectively, and third party lender losses of $5.2 million and $4.5 million, respectively.

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

There was no impairment loss charged to operations for goodwill for the Retail services segment during the three months ended March 31, 2016 and 2017.

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

As of December 31, 2016, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $40.0 million of net deferred tax assets would not be realized in the foreseeable future.

Based on pre-tax loss of $8.0 million for the three months ended March  31, 2017 and the projected reversal of temporary items, the Company continues to maintain a valuation allowance against its deferred tax assets. In addition, due to the tax amortization of goodwill during the three months ended March 31, 2017, the Company has additional book basis goodwill in excess of tax basis goodwill. As a result, the Company recorded $0.2 million of deferred tax expense and has increased its deferred tax liabilities as of March  31, 2017 to $9.9 million.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the unaudited financial statements for the quarterly period ended March  31, 2017, of the entities classified as “Non-Guarantor Subsidiaries” as of March 31, 2017, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes.  CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of March  31, 2017 and December 31, 2016, these unrestricted subsidiaries had total assets of $56.0 million and $54.1 million and total liabilities of $55.9 million and $55.9 million, respectively. For the three months ended March 31, 2017 and 2016, they had total revenues of $9.3 million and $14.8 million, total operating expenses of $3.1 million and $8.1 million, and income before income taxes of $3.2 million and $3.7 million, respectively. Florida II was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016.

The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and did not have material assets, liabilities, revenue or expenses during the period presented.

Results of Operations

Three Months Ended March  31, 2017, Compared to the Three Months Ended March  31, 2016

The following table sets forth key operating data for the three months ended March  31, 2016, and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Total Revenues	$107,557	$85,352	$(22,205)	(20.6%)	100.0%	100.0%
Operating Expenses
Salaries	18,279	17,273	(1,006)	(5.5%)	17.0%	20.1%
Provision for losses	26,475	19,540	(6,935)	(26.2%)	24.6%	22.9%
Occupancy	6,660	6,629	(31)	(0.5%)	6.2%	7.7%
Advertising and marketing	2,678	814	(1,864)	(69.6%)	2.5%	1.0%
Lease termination	—	47	47	100.0%	—	0.1%
Depreciation and amortization	2,734	2,538	(196)	(7.2%)	2.5%	3.0%
Other operating expenses	12,612	11,915	(697)	(5.5%)	11.8%	14.0%
Total Operating Expenses	69,438	58,756	(10,682)	(15.4%)	64.6%	68.8%
Income from Operations	38,119	26,596	(11,523)	(30.2%)	35.4%	31.2%
Corporate and other expenses
Corporate expenses	21,404	20,024	(1,380)	(6.4%)	19.9%	23.5%
Lease termination costs	—	1,762	1,762	100.0%	—	2.1%
Depreciation and amortization	1,209	1,309	100	8.3%	1.1%	1.6%
Interest expense, net	11,463	11,371	(92)	(0.8%)	10.7%	13.3%
Loss on sale of subsidiaries	1,569	—	(1,569)	(100.0%)	1.5%	—
Gain on debt extinguishment	(62,852)	—	62,852	100.0%	(58.4%)	—
Income tax expense	9,344	333	(9,011)	(96.4%)	8.6%	0.3%
Total corporate and other expenses	(17,863)	34,799	52,662	(294.8%)	(16.6%)	40.8%
Net income (loss) before management fee	55,982	(8,203)	(64,185)	(114.7%)	52.0%	(9.6%)
Sponsor management fee	181	162	(19)	(10.5%)	0.2%	0.2%
Net income (loss) after management fee	$55,801	$(8,365)	$(64,166)	$(115.0%)	51.8%	(9.8%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended March 31, 2016, and 2017:

	Three Months Ended
	March 31,
	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$267,498	$235,263
Number of loan transactions (in thousands)	712	632
Average new loan size	$376	$372
Average fee per new loan	$50.98	$49.16
Loan loss provision	$7,731	$6,433
Loan loss provision as a percentage of loan volume	2.9%	2.7%
Secured loans as percentage of total at March 31st	18.9%	17.4%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$65,138	$41,185
Number of loans outstanding	53,155	36,819
Average balance outstanding	$1,225	$1,119
Weighted average monthly percentage rate	16.9%	16.5%
Allowance as a percentage of finance receivables	25.2%	27.1%
Loan loss provision	$11,978	$7,221
Secured loans as percentage of total at March 31st	13.4%	10.1%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$564,098	$465,856
Number of checks cashed (in thousands)	1,030	815
Face amount of average check	$548	$572
Average fee per check	$12.97	$14.88
Returned check expense	$1,565	$1,399
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$36,307	$31,058	$(5,249)	(14.5%)	33.8%	36.4%
Medium-term Consumer Loan Fees and Interest	27,577	17,993	(9,584)	(34.8%)	25.6%	21.1%
Credit Service Fees	22,103	18,139	(3,964)	(17.9%)	20.6%	21.3%
Check Cashing Fees	13,355	12,126	(1,229)	(9.2%)	12.4%	14.2%
Prepaid Debit Card Services	2,148	2,007	(141)	(6.6%)	2.0%	2.4%
Other Income	6,067	4,029	(2,038)	(33.6%)	5.6%	4.6%
Total Revenue	$107,557	$85,352	$(22,205)	(20.6%)	100.0%	100.0%

For the three months ended March 31, 2017, total revenue decreased $22.2 million, or 20.6%, compared to the same period in 2016.  The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the sale of Florida II, as well as the loss of revenue attributed to the entities divested in the QC transaction in the prior year.

Revenue from short-term consumer loan fees and interest for the three months ended March 31, 2017, decreased $5.2 million, or 14.5%, but increased as a percentage of total revenue from 33.8% to 36.4% compared to the same period in 2016.  The decrease in revenue is primarily due to the sale of Florida II, and the changes to regulations and products offered in a certain market in the prior year.

Revenue from medium-term consumer loans for the three months ended March  31, 2017, decreased $9.6 million, or 34.8%, compared to the same period in 2016.  The decrease is primarily due to a heightened focus on on-line portfolio performance and rationalization resulting in more restrictive underwriting standards.

Revenue from credit service fees for the three months ended March  31, 2017, decreased $4.0 million, or 17.9%, but increased as a percentage of total revenue from 20.6% to 21.3%, compared to the same period in 2016.  Credit service fee revenue decreased as the result of a strategic emphasis on portfolio performance and rationalization.

Revenue from check cashing fees for the three months ended March  31, 2017, decreased $1.2 million, or 9.2%, but increased as a percentage of total revenue from 12.4% to 14.2%, compared to the same period in 2016.  The decrease is primarily due to the sale of Florida II and the entities divested in the QC transaction in the prior year.

Revenue from other income for the three months ended March 31, 2017, decreased $2.0 million, or 33.6%, compared to the same period in 2016. The decrease is primarily the result of our heightened underwriting standards improving the credit quality of our loan portfolios and decreasing our collections-related fees.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$18,279	$17,273	$(1,006)	(5.5%)	17.0%	20.1%
Provision for Loan Losses	26,475	19,540	(6,935)	(26.2%)	24.6%	22.9%
Occupancy	6,660	6,629	(31)	(0.5%)	6.2%	7.7%
Depreciation & Amortization	2,734	2,538	(196)	(7.2%)	2.5%	3.0%
Advertising & Marketing	2,678	814	(1,864)	(69.6%)	2.5%	1.0%
Bank Charges	1,377	1,116	(261)	(19.0%)	1.3%	1.3%
Store Supplies	538	483	(55)	(10.2%)	0.5%	0.6%
Collection Expenses	771	509	(262)	(34.0%)	0.7%	0.6%
Telecommunications	1,983	2,402	419	21.1%	1.8%	2.8%
Security	495	436	(59)	(11.9%)	0.5%	0.5%
License & Other Taxes	496	361	(135)	(27.2%)	0.5%	0.4%
Lease Termination Costs	—	47	47	100.0%	—	0.1%
Loss on Asset Disposal	155	113	(42)	(27.1%)	0.1%	0.1%
Other Operating Expenses	6,797	6,495	(302)	(4.4%)	6.4%	7.7%
Total Operating Expenses	69,438	58,756	(10,682)	(15.4%)	64.6%	68.8%
Income from Operations	$38,119	$26,596	$(11,523)	(30.2%)	35.4%	31.2%

Total operating expenses decreased $10.7 million, or 15.4%, for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to portfolio rationalization and a reduced focus on marketing.

Salaries and benefits decreased $1.0 million, or 5.5%, for the three months ended March  31, 2017, as compared to the same period in the prior year, primarily due to the closure of the Utah facility, and the sale of Florida II in the prior year.

The provision for loan losses decreased $6.9 million, or 26.2%, for the three months ended March  31, 2017 as compared to the same period in the prior year primarily related to portfolio rationalization and more restrictive underwriting.

Advertising and marketing expense decreased by $1.9 million, or 69.6%, for the three months ended March 31, 2017, as compared to the prior period, reflecting a reduced focus on market share expansion.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$21,404	$20,024	$(1,380)	(6.4%)	19.9%	23.5%
Lease termination costs	—	1,762	1,762	100.0%	0.0%	2.1%
Depreciation & Amortization	1,209	1,309	100	8.3%	1.1%	1.6%
Sponsor Management Fee	181	162	(19)	(10.5%)	0.2%	0.2%
Interest expense, net	11,463	11,371	(92)	(0.8%)	10.7%	13.3%
Loss on Sale of Subsidiary	1,569	—	(1,569)	100.0%	1.5%	—
Gain on Debt Extinguishment	(62,852)	—	62,852	(100.0%)	(58.4%)	—
Income tax expense	9,344	333	(9,011)	96.4%	8.6%	0.3%
Total Corporate and Other Expenses	$(17,682)	$34,961	$52,643	(297.7%)	(16.4%)	41.0%

The decrease in corporate expenses for the three months ended March 31, 2017 as compared to the prior year period is primarily the result of our cost containment initiatives, including the strategic initiatives described above and the closure of the Utah facility.

The increase in lease termination costs for the three months ended March 31, 2017 as compared to the prior year period is the result of the closure of the Company’s Utah facility.

The $1.6 million loss on sale of a  subsidiary is the result of the sale of Florida II in the prior year.

The $62.9 million gain on debt extinguishment is the result of the Company repurchasing $99.3 million of its outstanding senior secured notes during the three months ended March 31, 2016.

Income tax expense decreased by $9.0 million for the three months ended March  31, 2017 as compared to the prior year due to the loss in operations in the current period.

Business Segment Results of Operations for the Three Months Ended March  31, 2017, and March  31, 2016

The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$309,595		$57,106			$366,701
Goodwill	113,256		—			113,256
Other Intangible Assets	488		800			1,288
Total Revenues	$68,691	100.0%	$16,661	100.0%		$85,352	100.0%
Provision for Loan Losses	12,058	17.6%	7,482	44.9%		19,540	22.9%
Other Operating Expenses	38,207	55.6%	1,009	6.1%		39,216	45.9%
Operating Gross Profit	18,426	26.8%	8,170	49.0%		26,596	31.2%
Interest Expense, net	7,366	10.7%	4,005	24.0%		11,371	13.3%
Depreciation and Amortization	1,129	1.6%	180	1.1%		1,309	1.5%
Lease Termination Expenses	—	—	1,762	10.6%		1,762	2.1%
Other Corporate Expenses (a)	—	—	—	—	20,186	20,186	23.7%
Income from Continuing Operations, before tax	9,931	14.5%	2,223	13.3%	(20,186)	(8,032)	(9.4)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended March  31, 2017.

	As of and for the three months ended March 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$356,127		$71,211			$427,338
Goodwill	146,877		—			146,877
Other Intangible Assets	348		1,134			1,482
Total Revenues	$81,369	100.0%	$26,188	100.0%		$107,557	100.0%
Provision for Loan Losses	12,565	15.4%	13,910	53.1%		26,475	24.6%
Other Operating Expenses	38,738	47.6%	4,225	16.1%		42,963	40.0%
Operating Gross Profit	30,066	37.0%	8,053	30.8%		38,119	35.4%
Interest Expense, net	7,314	9.0%	4,149	15.8%		11,463	10.7%
Depreciation and Amortization	967	1.2%	242	0.9%		1,209	1.1%
Loss on sale of subsidiary	1,569	1.9%	—	—		1,569	1.5%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(58.4)%
Other Corporate Expenses (a)	—	—	—	—	21,585	21,585	20.1%
Income from Continuing Operations, before tax	20,216	24.8%	3,662	14.0%	41,267	65,145	60.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended March  31, 2016.

Retail Financial Services

Retail financial services represented 80.5%, or $68.7 million, of consolidated revenues for the three months ended March  31,  2017, which was a decrease of $12.7 million, or 15.6%, over the prior period, primarily due to heightened underwriting standards, and the QC transaction.

Internet Financial Services

For the three months ended March  31, 2017, total revenues contributed by our Internet financial services segment was $16.7 million, a decrease of $9.5 million, or 36.4%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 53.1% to 44.9% and operating gross profit increased as a percentage of revenue from 30.8% to 49.0% for the three months ended March  31, 2017 over the prior period reflecting the benefits of our heightened underwriting standards and a rationalization of our internet portfolios.

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

Three Month Cash Flow Analysis

The table below summarizes our cash flows for the three months ended March  31, 2016, and 2017.

	Three Months Ending March 31,
(in thousands)	2016	2017
Net Cash Provided by Operating Activities	$35,667	$21,700
Net Cash Used in Investing Activities	(8,088)	(3,722)
Net Cash Used in Financing Activities	(17,861)	(2,527)
Net Increase in Cash and Cash Equivalents	$9,718	$15,451

Cash Flows from Operating Activities.  During the three months ended March  31, 2017, net cash provided by operating activities was $21.7 million compared to $35.7 million during the prior year comparable period, a decrease of $14.0 million. Cash flows from operating activities decreased primarily due to the decline in net income, net of the non-cash impact of gain on debt extinguishment.

Cash Flows from Investing Activities.  During the three months ended March  31, 2017, net cash used in investing activities was $3.7 million. The primary uses of cash were loan originations of $2.7 million and $1.0 million in capital expenditures. During the three months ended March  31, 2016, net cash used in investing activities was $8.1 million, primarily attributable to loan originations and capital expenditures.

Cash Flows from Financing Activities.  During the three months ended March  31, 2017, net cash used in financing activities was $2.5 million. The primary use of cash was $2.3 million in payments on lines of credit. During the three months ended March  31, 2016, net cash used in financing activities was $17.9 million, primarily due to repurchases of senior secured notes partially offset by proceeds from subsidiary notes and draws on lines of credit.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $30.6 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of March  31, 2017, and December 31, 2016, we were in compliance with these covenants.

For the three months ended March 31, 2016, we repurchased $99.3 million of our senior secured notes resulting in a $62.9 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

During the three months ended March 31, 2017, the Company spent $1.0 million on capital expenditures and $1.7 million during the comparable period in the prior year. The decrease is primarily due to the Company’s cost containment initiatives.

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

Contractual Obligations and Commitments

On December 20, 2013, and September 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The proceeds from the $40.0 million and $7.3 million notes were used by the non-guarantor subsidiaries to acquire loans from the guarantor subsidiaries. The $40.0 million subsidiary note was amended in June 2016 to extend the maturity date to January 2018. The $7.3 million subsidiary note was amended in March 2017 to extend the maturity to April 2017.

In April 2017, the Company’s non-guarantor and unrestricted subsidiary amended and restated its existing $40.0 million note to increase the borrowing capacity up to $55.0 million. The $55.0 million note has a maturity date of January 2019 and an interest rate of 16.75%. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7.3 million note was satisfied in full.

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.2 million at March  31, 2017, and our share of the note was $0.9 million.

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

Loan Portfolio

As of March  31, 2017, we offered loans in 35 states.  We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of March 31, 2017, and December 31, 2016, our total finance receivables net of unearned advance fees were approximately $90.0 million and $110.0 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March  31, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company was $25.3 million and $36.9 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $2.7 million and $3.1 million as of March  31, 2017, and December 31, 2016, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March  31, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of March  31, 2017, we had $330.9 million of indebtedness, of which, $30.6 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates. In addition, we have an additional $6.3 million of undrawn availability under the lines of credit which are subject to variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March  31, 2017.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March  31, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, legal proceedings have and may in the future be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purporting to be a class action is certified as such, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

ITEM 1A.  RISK FACTORS.

There has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of March  31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months Ended March  31, 2017 (unaudited) and March  31, 2016 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March  31, 2017 (unaudited); (iv) Consolidated Statements of Cash Flows for the Three Months Ended March  31, 2017 (unaudited) and March  31, 2016 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May  15, 2017

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer