Form 10-Q
period 2017-06-30
Community Choice Financial Inc.
filed 2017-08-11
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ◻
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐  No ☒

There is no market for the registrant’s equity. As of June 30, 2017, there were 7,990,020 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2017

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$110,573	$106,333
Restricted cash	3,230	3,015
Finance receivables, net of allowance for loan losses of $10,947 and $13,373	85,431	87,960
Short-term investments, certificates of deposit	—	500
Card related pre-funding and receivables	1,822	1,545
Other current assets	14,976	19,404
Total current assets	216,032	218,757
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,005 and $2,846	4,393	5,859
Property, leasehold improvements and equipment, net	31,591	36,431
Goodwill	113,499	113,290
Other intangible assets	1,165	1,412
Security deposits	2,467	2,614
Total assets	$369,147	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$34,769	$37,002
Money orders payable	7,926	8,209
Accrued interest	4,538	4,727
Current portion of capital lease obligation	858	1,155
Current portion of line of credit, net of deferred issuance costs of $-0- and $14	—	2,236
Current portion of subsidiary notes payable, net of deferred issuance costs of $1 and $7	116	7,407
Deferred revenue	3,982	2,753
Total current liabilities	52,189	63,489
Noncurrent Liabilities
Lease termination payable	2,178	1,066
Capital lease obligation	49	292
Line of credit, net of deferred issuance costs of $2,611 and $760	44,389	29,840
Subsidiary notes payable, net of deferred issuance costs of $1,003 and $617	55,896	41,341
Senior secured notes, net of deferred issuance costs of $2,263 and $2,861	247,527	246,929
Deferred revenue	7,688	10,055
Deferred tax liability, net	10,098	9,675
Total liabilities	420,014	402,687
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at June 30, 2017 and 7,982 outstanding shares at December 31, 2016	90	90
Additional paid-in capital	129,656	129,624
Retained deficit	(180,563)	(153,988)
Treasury stock	(50)	(50)
Total stockholders' deficit	(50,867)	(24,324)
Total liabilities and stockholders' equity	$369,147	$378,363

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Finance receivable fees	$47,930	$57,952	$96,981	$121,836
Credit service fees	15,146	21,170	33,285	43,273
Check cashing fees	11,779	11,975	23,905	25,330
Card fees	2,113	2,040	4,120	4,188
Other	4,200	5,192	8,229	11,259
Total revenues	81,168	98,329	166,520	205,886
Operating expenses:
Salaries	17,516	17,069	34,789	35,348
Provision for loan losses	23,859	30,272	43,399	56,747
Occupancy	6,602	6,578	13,231	13,238
Advertising and marketing	1,544	2,539	2,358	5,217
Lease termination	944	1,101	991	1,101
Depreciation and amortization	2,327	2,540	4,865	5,274
Other	12,351	15,324	24,266	27,936
Total operating expenses	65,143	75,423	123,899	144,861
Operating gross profit	16,025	22,906	42,621	61,025
Corporate and other expenses
Corporate expenses	20,290	22,801	40,476	44,386
Lease termination	—	—	1,762	—
Depreciation and amortization	1,181	1,222	2,490	2,431
Interest expense, net	12,431	10,847	23,802	22,310
Loss on sale of subsidiary	—	—	—	1,569
Gain on debt extinguishment	—	—	—	(62,852)
Total corporate and other expenses	33,902	34,870	68,530	7,844
Income (loss) from continuing operations, before tax	(17,877)	(11,964)	(25,909)	53,181
Provision (benefit) for income taxes	333	(3,024)	666	6,320
Net income (loss)	$(18,210)	$(8,940)	$(26,575)	$46,861

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$(153,988)	$(24,324)
Issuance of common stock for settlement of restricted stock units	8,484	—	—	—	—	—
Stock-based compensation expense	—	—	—	32	—	32
Net loss	—	—	—	—	(26,575)	(26,575)
Balance, June 30, 2017	7,990,020	$90	$(50)	$129,656	$(180,563)	$(50,867)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(26,575)	$46,861
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	43,399	56,747
Loss on disposal of assets	1,829	1,283
Gain on debt extinguishment	—	(62,852)
Loss on sale of subsidiary	—	1,569
Depreciation	7,105	7,288
Amortization of note discount and deferred debt issuance costs	2,099	1,280
Amortization of intangibles	250	417
Deferred income taxes	423	3,741
Stock-based compensation	32	1,270
Changes in assets and liabilities:
Short-term investments	500	715
Card related pre-funding and receivables	(277)	(28)
Restricted cash	(215)	160
Other assets	4,572	(2,581)
Deferred revenue	(1,138)	9,505
Accrued interest	(189)	(1,779)
Money orders payable	(283)	(4,127)
Lease termination payable	1,112	78
Accounts payable and accrued expenses	(2,952)	(5,273)
Net cash provided by operating activities	29,692	54,274
Cash flows from investing activities
Net receivables originated	(39,370)	(42,058)
Net acquired assets, net of cash	(117)	(296)
Purchase of leasehold improvements and equipment	(3,501)	(4,904)
Net cash used in investing activities	(42,988)	(47,258)
Cash flows from financing activities
Repurchase of senior secured notes	—	(36,437)
Proceeds from subsidiary note	15,000	13,765
Payments on subsidiary note	(7,356)	(192)
Payments on capital lease obligations	(540)	(717)
Net proceeds on lines of credit	14,150	6,750
Debt issuance costs	(3,718)	622
Net cash provided by (used in) financing activities	17,536	(16,209)
Net increase (decrease) in cash and cash equivalents	4,240	(9,193)
Cash and cash equivalents:
Beginning	106,333	98,941
Ending	$110,573	$89,748

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 507 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 32 states as of June 30, 2017. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 15.0% and 18.2% of short-term consumer loans at June 30, 2017 and December 31, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 9.8% and 10.2% of medium-term consumer loans at June 30, 2017, and December 31, 2016, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes and notes payable at June 30, 2017, and December 31, 2016, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at June 30, 2017 and December 31, 2016 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	June 30, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$110,573	$110,573	1
Restricted cash	3,230	3,230	1
Finance receivables	89,824	89,824	3
Financial liabilities:
10.75% Senior secured notes	237,290	199,324	1
12.75% Senior secured notes	12,500	10,215	2
Subsidiary Note payable	57,016	57,016	2
Line of Credit	47,000	47,000	2

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$106,333	$106,333	1
Restricted cash	3,015	3,015	1
Finance receivables	93,819	93,819	3
Short-term investments, certificates of deposit	500	500	2
Financial liabilities:
10.75% Senior secured notes	237,290	195,503	1
12.75% Senior secured notes	12,500	10,221	2
Subsidiary Note payable	49,372	49,372	2
Line of Credit	32,850	32,850	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at June 30, 2017 and December 31, 2016.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after June 30, 2017) through the issuance date of August 11, 2017.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at June 30, 2017, and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Short-term consumer loans	$63,638	$61,589
Medium-term consumer loans	42,119	51,431
Gross receivables	$105,757	$113,020
Unearned advance fees, net of deferred loan origination costs	(2,981)	(2,982)
Finance receivables before allowance for loan losses	102,776	110,038
Allowance for loan losses	(12,952)	(16,219)
Finance receivables, net	$89,824	$93,819

Finance receivables, net
Current portion	$85,431	$87,960
Non-current portion	4,393	5,859
Total finance receivables, net	$89,824	$93,819

Changes in the allowance for loan losses by product type for the three months ended June 30, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2017	Provision	Charge-Offs	Recoveries	6/30/2017	6/30/2017	of receivable
Short-term consumer loans	$1,846	$9,393	$(19,902)	$11,219	$2,556	$63,638	4.02%
Medium-term consumer loans	11,163	8,007	(9,854)	1,080	10,396	42,119	24.68%
	$13,009	$17,400	$(29,756)	$12,299	$12,952	$105,757	12.25%

The provision for loan losses for the three months ended June 30, 2017, also includes losses from returned items from check cashing of $1,695.

The provision for short-term consumer loans of $9,393 is net of debt sales of $347 for the three months ended June 30, 2017.

The provision for medium-term consumer loans of $8,007 is net of debt sales of $224 for the three months ended June 30, 2017.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for medium-term loans that have been modified and classified as troubled debt restructurings, which are individually evaluated for impairment. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $21 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2017. For these loans evaluated for impairment, there were $29 of payment defaults during the three months ended June 30, 2017. The troubled debt restructurings during the three months ended June 30, 2017 are subject to an allowance of $7 with a net carrying value of $22 at June 30, 2017.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	6/30/2017	6/30/2017	of receivable
Short-term consumer loans	$2,223	$15,826	$(39,036)	$23,543	$2,556	$63,638	4.02%
Medium-term consumer loans	13,996	15,228	(21,833)	3,005	10,396	42,119	24.68%
	$16,219	$31,054	$(60,869)	$26,548	$12,952	$105,757	12.25%

The provision for loan losses for the six months ended June 30, 2017, also includes losses from returned items from check cashing of $3,094.

The provision for short-term consumer loans of $15,826 is net of debt sales of $437 for the six months ended June 30, 2017.

The provision for medium-term consumer loans of $15,228 is net of debt sales of $599 for the six months ended June 30, 2017.

The provision and subsequent charge off related to troubled debt restructurings totaled $34 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2017. For these loans evaluated for impairment, there were $319 of payment defaults during the six months ended June 30, 2017. The troubled debt restructurings during the six months ended June 30, 2017 are subject to an allowance of $11 with a net carrying value of $37 at June 30, 2017.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $33 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2016. For these loans evaluated for impairment, there were $391 of payment defaults during the three months ended June 30, 2016. The troubled debt restructurings during the three months ended June 30, 2016 are subject to an allowance of $18 with a net carrying value of $47 at June 30, 2016.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $389 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2016. For these loans evaluated for impairment, there were $768 of payment defaults during the six months ended June 30, 2016. The troubled debt restructurings during the six months ended June 30, 2016 are subject to an allowance of $114 with a net carrying value of $335 at June 30, 2016.

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2017, and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$2,691	$2,216	$3,099	$2,610
Provision for loan losses	4,764	7,535	9,251	12,736
Charge-offs, net	(4,354)	(6,477)	(9,249)	(12,072)
Balance, end of period	$3,101	$3,274	$3,101	$3,274

Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $30,459 and $36,927 at June 30, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement. The provision for third party lender losses of $4,764 and $9,251 for the three months and six months ending June 30, 2017 is net of debt sales of $62 and $243, respectively. The provision for third party lender losses of $7,535 and $12,736 for the three months and six months ending June 30, 2016 is net of debt sales of $109 and $460, respectively.

The Company was required to purchase $9,004 and $13,699 of loans as part of the CSO Program during the three months ended June 30, 2017 and 2016 and $20,776 and $28,618 during the six months ended June 30, 2017 and 2016, respectively. As these loans were in default when purchased, they met the Company’s charge-off policy and were fully charged-off at acquisition. The Company recognized recoveries of $4,382 and $7,059 for collections on these loans during the three months ended June 30, 2017 and 2016 and $11,601 and $16,613 during the six months ended June 30, 2017 and 2016, respectively.

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

The aging of receivables at June 30, 2017, and December 31, 2016, are as follows:

	June 30, 2017		December 31, 2016
Current finance receivables	$97,394	92.0%	$102,515	90.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	628	0.6%	290	0.3%
Medium-term consumer loans	4,547	4.4%	6,096	5.4%
Total past due finance receivables (1 - 30 days)	5,175	5.0%	6,386	5.7%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,032	1.9%	2,668	2.4%
Total past due finance receivables (31 - 60 days)	2,032	1.9%	2,668	2.4%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,156	1.1%	1,451	1.2%
Total past due finance receivables (61 - 90 days)	1,156	1.1%	1,451	1.2%
Total delinquent	8,363	8.0%	10,505	9.3%
	$105,757	100.0%	$113,020	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. Hardware and services provided to the Company by the vendor at a reduced rate for the three months ended June 30, 2017 and 2016 were $2,089 and $958, and for the six months ended June 30, 2017 and 2016, were  $3,455 and $1,746, respectively. If the Company were to source the service from another vendor, the overall cost of the services may increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended June 30, 2017 and 2016, were $65 and $128, and for the six months ended June 30, 2017 and 2016, were $132 and $266, respectively.

There were no additional significant new, or changes to existing, related party transactions during the six months ended June 30, 2017.

Note 4. Goodwill and Other Intangible Assets

Intangible amortization expense for the three months ended June 30, 2017, and 2016 was $126 and $146, respectively, and for the six months ended June 30, 2017 and 2016 were $250, and 417, respectively. There were no additional significant changes to goodwill and other intangible assets during the six months ended June 30, 2017.

Note 5. Pledged Assets and Debt

Lines of credit at June 30, 2017 and December 31, 2016, consisted of the following:

	June 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, collateralized by all of Insight Capital, LLC's assets, terminated June 2017	$—	$—	$—	$2,250	$14	$2,236
$47,000 Revolving credit, secured, interest rate as defined below, due January 2019, collateralized by all Guarantor Company assets	47,000	2,611	44,389	30,600	760	29,840
	47,000	2,611	44,389	32,850	774	32,076
Less current maturities	—	—	—	2,250	14	2,236
Long-term portion	$47,000	$2,611	$44,389	$30,600	$760	$29,840

In June 2017, the Company closed on an amendment of its existing $30,600 revolving credit facility which included an increase and extension, together with a refinancing of a $7,000 subsidiary revolving credit facility, resulting in a $47,000 revolving credit facility with a January 2019 maturity. The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 1.30% and 1.00% at June 30, 2017 and December 31, 2016, respectively, and the prime rate was 4.25% and 3.75% at June 30, 2017 and December 31, 2016, respectively.

Senior secured notes payable at June 30, 2017, and December 31, 2016, consisted of the following:

	June 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$237,290	$2,068	$235,222	$237,290	$2,631	$234,659
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	195	12,305	12,500	230	12,270
Long-term portion	$249,790	$2,263	$247,527	$249,790	$2,861	$246,929

Subsidiary notes payable at June 30, 2017, and December 31, 2016, consisted of the following:

	June 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$55,000 Note, secured, 16.75%, collateralized by acquired loans, due January 2019	$55,000	$981	$54,019	$40,000	$593	$39,407
$7,300 Term note, secured, 18.50% collateralized by acquired loans, due April 2017	—	—	—	7,300	5	7,295
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	911	7	904	939	8	931
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,105	16	1,089	1,133	18	1,115
	57,016	1,004	56,012	49,372	624	48,748
Less current maturities	117	1	116	7,414	7	7,407
Long-term portion	$56,899	$1,003	$55,896	$41,958	$617	$41,341

In April 2017, the Company’s non-guarantor, or unrestricted subsidiary, amended and restated its existing $40,000 note to increase the borrowing capacity up to $55,000.  The $55,000 note has a maturity date of January 2019 and an interest rate of 16.75%. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor, or unrestricted subsidiary’s, $7,300 note was satisfied in full. The note was further amended in July 2017 to increase the credit facility to $60,000.

There were no additional significant changes to pledged assets or debt during the six months ended June 30, 2017.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2017, and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$3,547	$5,160
Accrued payroll and compensated absences	6,224	7,004
Wire transfers payable	1,303	2,089
Accrual for third-party losses	3,101	3,099
Unearned CSO Fees	7,321	7,388
Deferred rent	835	1,034
Bill payment service liability	1,366	2,868
Lease termination	2,278	1,595
Other	8,794	6,765
	$34,769	$37,002

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,908 and $6,997 for the three months ended June 30, 2017, and 2016,  and $13,942 and $14,051 for the six months ended June 30, 2017 and 2016,  respectively.

Lease termination costs of $944 and $1,101 were recognized for the three months, and $2,753 and $1,101 for the six months, ended June 30, 2017 and 2016, respectively, and the remaining operating lease obligation for closed retail locations was $4,456 and $2,661 at June 30, 2017 and December 31, 2016, respectively. The Company closed fifty three retail locations during the six months ended June 30, 2017.

Note 8. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty five states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at June 30, 2017, and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$11,442	10.8%	$13,927	12.3%
Arizona	9,296	8.8	10,353	9.2
California	38,981	36.9	48,644	43.0
Mississippi	5,761	5.4	1,879	1.7
Virginia	9,320	8.8	9,373	8.3
Other retail segment states	21,095	20.0	19,102	16.9
Other internet segment states	9,862	9.3	9,742	8.6
Total	$105,757	100.0%	$113,020	100.0%

The other retail segment states are:  Florida, Indiana, Kentucky, Michigan, Ohio, Oregon, and Tennessee.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $30,459 and $36,927 at June 30, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Stock Based Compensation

During the three months ended June 30, 2017, a retired Board member settled 8,484 restricted stock units as shares of common stock.

Restricted stock unit activity for the six months ended June 30, 2017, is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2016	48,872	$10.77	—	N/A
Granted	—	—	—	N/A
Exercised	8,484	—	—	N/A
Repurchased	—	—	—	N/A
Outstanding at June 30, 2017	40,388	$11.30	—	N/A
Exercisable at June 30, 2017	40,388	$11.30	—	$—
Vested or expected to vest at June 30, 2017	40,388	$11.30	—	$—

Stock-based compensation costs for the six months ended June 30, 2017, and 2016 were $32 and $1,270, respectively. As of June 30, 2017, and December 31, 2016, unrecognized stock-based compensation costs to be recognized over future periods approximated $99 and $42, respectively. At June 30, 2017, the remaining unrecognized compensation expense was $99 for certain awards that vest over the requisite service period. The remaining compensation expense of $99 is expected to be recognized over a weighted-average period of 2.51 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $13 and $508 for the six months ended June 30, 2017 and 2016, respectively.

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$65,726	100.0%	$15,442	100.0%		$81,168	100.0%
Provision for Loan Losses	15,402	23.4%	8,457	54.8%		23,859	29.4%
Other Operating Expenses	39,358	59.9%	1,926	12.4%		41,284	50.9%
Operating Gross Profit	10,966	16.7%	5,059	32.8%		16,025	19.7%
Interest Expense, net	8,687	13.2%	3,744	24.2%		12,431	15.3%
Depreciation and Amortization	1,093	1.7%	88	0.6%		1,181	1.5%
Other Corporate Expenses (a)	—	—	—	—	20,290	20,290	25.0%
Income (loss) from Continuing Operations, before tax	1,186	1.8%	1,227	7.9%	(20,290)	(17,877)	(22.0)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2017.

	As of and for the six months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$134,417	100.0%	$32,103	100.0%		$166,520	100.0%
Provision for Loan Losses	27,460	20.4%	15,939	49.6%		43,399	26.1%
Other Operating Expenses	77,564	57.7%	2,936	9.2%		80,500	48.3%
Operating Gross Profit	29,393	21.9%	13,228	41.2%		42,621	25.6%
Interest Expense, net	16,053	11.9%	7,749	24.1%		23,802	14.3%
Depreciation and Amortization	2,222	1.7%	268	0.8%		2,490	1.5%
Lease Termination Expenses	—	—	1,762	5.5%		1,762	1.1%
Other Corporate Expenses (a)	—	—	—	—	40,476	40,476	24.3%
Income (loss) from Continuing Operations, before tax	11,118	8.3%	3,449	10.7%	(40,476)	(25,909)	(15.6)%

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the six months ended June 30, 2017.

	As of and for the three months ended June 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691			$414,458
Goodwill	146,877		—			146,877
Other Intangible Assets	286		1,050			1,336
Total Revenues	$74,326	100.0%	$24,003	100.0%		$98,329	100.0%
Provision for Loan Losses	17,112	23.0%	13,160	54.8%		30,272	30.8%
Other Operating Expenses	41,316	55.6%	3,835	16.0%		45,151	45.9%
Operating Gross Profit	15,898	21.4%	7,008	29.2%		22,906	23.3%
Interest Expense, net	6,720	9.0%	4,127	17.2%		10,847	11.0%
Depreciation and Amortization	1,008	1.4%	214	0.9%		1,222	1.2%
Other Corporate Expenses (a)	—	—	—	—	22,801	22,801	23.2%
Income (loss) from Continuing Operations, before tax	8,170	11.0%	2,667	11.1%	(22,801)	(11,964)	(12.2)%

________________________________________

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2016.

	As of and for the six months ended June 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691			$414,458
Goodwill	146,877		—			146,877
Other Intangible Assets	286		1,050			1,336
Total Revenues	$155,695	100.0%	$50,191	100.0%		$205,886	100.0%
Provision for Loan Losses	29,677	19.1%	27,070	53.9%		56,747	27.6%
Other Operating Expenses	80,054	51.4%	8,060	16.1%		88,114	42.8%
Operating Gross Profit	45,964	29.5%	15,061	30.0%		61,025	29.6%
Interest Expense, net	14,034	9.0%	8,276	16.5%		22,310	10.8%
Depreciation and Amortization	1,975	1.3%	456	0.9%		2,431	1.2%
Loss on sale of subsidiary	1,569	1.0%	—	—		1,569	0.8%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(30.5)%
Other Corporate Expenses (a)	—	—	—	—	44,386	44,386	21.6%
Income from Continuing Operations, before tax	28,386	18.2%	6,329	12.6%	18,466	53,181	25.8%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no intersegment revenues for the six months ended June 30, 2016.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and  the U.S. statutory rate is primarily due to non-deductible expenses, state taxes and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at June 30, 2017, and December 31, 2016.

At June 30, 2017, the Company had gross deferred tax assets of $40,392 and a net deferred tax liability of $10,098. At December 31, 2016, the Company had gross deferred tax assets of $40,037 and a net deferred tax liability of $9,675. A valuation allowance of $50,490 and $49,712 was recognized at June 30, 2017 and December 31, 2016, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $30,459 and $36,927, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $3,101 and $3,099 as of June 30, 2017 and December 31, 2016, respectively. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $5,700. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 15. Supplemental Condensed Consolidating Guarantor and Non‑ Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of June 30, 2017, and December 31, 2016, and for the six months ended June 30, 2017, and 2016, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Florida II, which was sold on February 1, 2016, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CSSC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The UK, Canada, and Australia entities, and their subsidiaries, were dissolved during or prior to the first quarter of 2017. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

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

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$98,435	$12,138	$—	$110,573
Restricted cash	—	3,230	—	—	3,230
Finance receivables, net	—	40,546	44,885	—	85,431
Card related pre-funding and receivables	—	1,822	—	—	1,822
Other current assets	—	24,111	52	(9,187)	14,976
Total current assets	—	168,144	57,075	(9,187)	216,032
Noncurrent Assets
Investment in subsidiaries	358,654	—	—	(358,654)	—
Finance receivables, net	—	4,393	—	—	4,393
Leasehold improvements and equipment, net	—	31,591	—	—	31,591
Goodwill	—	113,499	—	—	113,499
Other intangible assets	—	1,165	—	—	1,165
Security deposits	—	2,467	—	—	2,467
Total assets	$358,654	$321,259	$57,075	$(367,841)	$369,147
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$34,769	$—	$—	$34,769
Money orders payable	—	7,926	—	—	7,926
Accrued interest	4,533	4	3,335	(3,334)	4,538
Current portion of capital lease obligation	—	858	—	—	858
Current portion of subsidiary note payable	—	116	—	—	116
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	3,982	—	—	3,982
Total current liabilities	4,533	47,655	9,188	(9,187)	52,189
Noncurrent Liabilities
Lease termination payable	—	2,178	—	—	2,178
Capital lease obligation	—	49	—	—	49
Lines of credit	44,389	—	—	—	44,389
Subsidiary note payable	—	1,878	54,018	—	55,896
Senior secured notes	247,527	—	—	—	247,527
Deferred revenue	—	7,688	—	—	7,688
Deferred tax liability	—	10,098	—	—	10,098
Total liabilities	296,449	69,546	63,206	(9,187)	420,014
Stockholders' Equity (Deficit)	62,205	251,713	(6,131)	(358,654)	(50,867)
Total liabilities and stockholders' equity	$358,654	$321,259	$57,075	$(367,841)	$369,147

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,777	$34,556	$—	$106,333
Restricted cash	—	3,015	—	—	3,015
Finance receivables, net	—	71,603	16,357	—	87,960
Short-term investments, certificates of deposit	—	500	—	—	500
Card related pre-funding and receivables	—	1,545	—	—	1,545
Other current assets	—	28,438	3,192	(12,226)	19,404
Total current assets	—	176,878	54,105	(12,226)	218,757
Noncurrent Assets
Investment in subsidiaries	343,638	—	—	(343,638)	—
Finance receivables, net	—	5,859	—	—	5,859
Leasehold improvements and equipment, net	—	36,431	—	—	36,431
Goodwill	—	113,290	—	—	113,290
Other intangible assets	—	1,412	—	—	1,412
Security deposits	—	2,614	—	—	2,614
Total assets	$343,638	$336,484	$54,105	$(355,864)	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$40,208	$428	$(3,634)	$37,002
Money orders payable	—	8,209	—	—	8,209
Accrued interest	4,517	10	2,939	(2,739)	4,727
Current portion of capital lease obligation	—	1,155	—	—	1,155
Current portion of lines of credit	—	2,236	—	—	2,236
Current portion of subsidiary note payable	—	112	7,295	—	7,407
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,753	—	—	2,753
Total current liabilities	4,517	54,683	16,515	(12,226)	63,489
Noncurrent Liabilities
Lease termination payable	—	1,066	—	—	1,066
Capital lease obligation	—	292	—	—	292
Lines of credit	29,840	—	—	—	29,840
Subsidiary note payable	—	1,934	39,407	—	41,341
Senior secured notes	246,929	—	—	—	246,929
Deferred revenue	—	10,055	—	—	10,055
Deferred tax liability		9,675	—	—	9,675
Total liabilities	281,286	77,705	55,922	(12,226)	402,687
Stockholders' Equity (Deficit)	62,352	258,779	(1,817)	(343,638)	(24,324)
Total liabilities and stockholders' equity	$343,638	$336,484	$54,105	$(355,864)	$378,363

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$71,671	$25,310	$—	$96,981
Credit service fees	—	33,285	—	—	33,285
Check cashing fees	—	23,905	—	—	23,905
Card fees	—	4,120	—	—	4,120
Dividend	—	11,000	—	(11,000)	—
Other	—	8,686	136	(593)	8,229
Total revenues	—	152,667	25,446	(11,593)	166,520

Operating expenses:
Salaries	—	34,789	—	—	34,789
Provision for loan losses	—	30,935	12,464	—	43,399
Occupancy	—	13,231	—	—	13,231
Advertising and marketing	—	2,358	—	—	2,358
Lease termination costs	—	991	—	—	991
Depreciation and amortization	—	4,865	—	—	4,865
Other	—	24,266	—	—	24,266
Total operating expenses	—	111,435	12,464	—	123,899
Operating gross profit	—	41,232	12,982	(11,593)	42,621

Corporate expenses	—	40,293	183	—	40,476
Intercompany management fee	—	(1,023)	1,023	—	—
Lease termination costs	—	1,762	—	—	1,762
Depreciation and amortization	—	2,490	—	—	2,490
Interest expense, net	18,471	403	5,521	(593)	23,802
Interest expense allocation	(18,471)	18,471	—	—	—
Total corporate and other expenses	—	62,396	6,727	(593)	68,530
Income (loss) before income taxes	—	(21,164)	6,255	(11,000)	(25,909)
Provision (benefit) for income taxes	—	544	(162)	284	666
Net income (loss)	$—	$(21,708)	$6,417	$(11,284)	$(26,575)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$93,282	$28,554	$—	$121,836
Credit service fees	—	43,273	—	—	43,273
Check cashing fees	—	24,785	545	—	25,330
Card fees	—	4,150	38	—	4,188
Dividend	—	3,000	—	(3,000)	—
Other	—	11,541	297	(579)	11,259
Total revenues	—	180,031	29,434	(3,579)	205,886

Operating expenses:
Salaries	—	34,735	613	—	35,348
Provision for loan losses	—	39,337	17,410	—	56,747
Occupancy	—	12,998	251	(11)	13,238
Advertising and marketing	—	5,213	4	—	5,217
Lease termination costs	—	1,097	4	—	1,101
Depreciation and amortization	—	5,196	78	—	5,274
Other	—	27,436	500	—	27,936
Total operating expenses	—	126,012	18,860	(11)	144,861
Operating gross profit	—	54,019	10,574	(3,568)	61,025

Corporate expenses	—	44,061	325	—	44,386
Intercompany management fee	—	(1,381)	1,381	—	—
Depreciation and amortization	—	2,423	8	—	2,431
Interest expense, net	17,996	442	4,440	(568)	22,310
Interest expense allocation	(17,996)	17,996	—	—	—
Loss on sale of subsidiary	—	1,569	—	—	1,569
Gain on debt extinguishment	(62,852)	—	—	—	(62,852)
Total corporate and other expenses	(62,852)	65,110	6,154	(568)	7,844
Income (loss) before income taxes	62,852	(11,091)	4,420	(3,000)	53,181
Provision (benefit) for income taxes	7,469	(1,318)	525	(356)	6,320
Net income (loss)	$55,383	$(9,773)	$3,895	$(2,644)	$46,861

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$(13,789)	$31,500	$11,981	$29,692
Cash flows from investing activities
Net receivables originated	—	1,623	(40,993)	(39,370)
Net acquired assets, net of cash	—	(117)	—	(117)
Purchase of leasehold improvements and equipment	—	(3,501)	—	(3,501)
Net cash used in investing activities	—	(1,995)	(40,993)	(42,988)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	15,000	15,000
Payments on subsidiary note	—	(56)	(7,300)	(7,356)
Payments on capital lease obligations	—	(540)	—	(540)
Net proceeds (payments) on lines of credit	16,400	(2,250)	—	14,150
Debt issuance costs	(2,611)	(1)	(1,106)	(3,718)
Net cash provided by (used in) financing activities	13,789	(2,847)	6,594	17,536
Net increase in cash and cash equivalents	—	26,658	(22,418)	4,240
Cash and cash equivalents:
Beginning	—	71,777	34,556	106,333
Ending	$—	$98,435	$12,138	$110,573

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$30,283	$3,252	$20,739	$54,274
Cash flows from investing activities
Net receivables originated	—	(20,100)	(21,958)	(42,058)
Net acquired assets, net of cash	—	(296)	—	(296)
Purchase of leasehold improvements and equipment	—	(4,895)	(9)	(4,904)
Net cash used in investing activities	—	(25,291)	(21,967)	(47,258)
Cash flows from financing activities
Repurchase of senior secured notes	(36,437)	—	—	(36,437)
Proceeds from subsidiary note	—	1,165	12,600	13,765
Payments on subsidiary note	—	(192)	—	(192)
Proceeds on CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations, net	—	(707)	(10)	(717)
Proceeds on lines of credit	4,500	2,250	—	6,750
Debt issuance costs	1,654	(46)	(986)	622
Net cash provided by (used in) financing activities	(30,283)	1,970	12,104	(16,209)
Net increase (decrease) in cash and cash equivalents	—	(20,069)	10,876	(9,193)
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$49,917	$39,831	$89,748

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

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of June 30, 2017, we operated 507 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 32 states.

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

Factors Affecting Our Results of Operations

Closure of Utah Facility

In February 2017, the Company closed the Utah office that was acquired in 2012 when we purchased, Direct Financial Solutions, our internet business. All call center operations have been fully integrated in to the Company’s primary headquarters in Dublin, Ohio. During the six months ended June 30, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets associated with this consolidation.

Retail Platform

During the six months ended June 30, 2017, the Company opened forty-two retail locations and closed fifty-three retail locations. The closed retail locations had direct costs of $4.4 million for the prior twelve months.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2016, and the six months ended June 30, 2017.

		Six Months
	Year Ended	Ended
	December 31,	June 30,
	2016	2017
# of Locations
Beginning of Period	525	518
Acquired (a)	120	—
Opened (b)	—	42
Sold (a)	76	-
Closed	51	53
End of Period	518	507

Number of states served by our internet operations	32	32

(a) Amounts include the 98 locations acquired and 33 locations sold as part of the swap transaction with QC Holdings in 2016, which we refer to as the QC transaction.

(b) Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our physical locations as of December 31, 2016, and June 30, 2017:

	December 31,	June 30,
	2016	2017
Alabama	46	42
Arizona	38	32
California	191	161
Florida	16	15
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	24	63
Ohio	99	92
Oregon	2	2
Tennessee	25	24
Virginia	27	26
	518	507

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

Changes in Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the Consumer Financial Protection Bureau (“CFPB”) and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. The findings from these exams did not result in any material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies. On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans.  The CFPB accepted comments on the proposed rules through October 7, 2016.  The CFPB proposal anticipates that the final rules will become effective fifteen months after publication in the Federal Register.  When publication will occur in the Federal Register will be determined by a number of factors including the number and substance of the comments that the CFPB received on the proposed rules.  At this time, we are unable to predict what the final version of these rules will be or their impact on our business.

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our prepaid debit card direct deposit offering may reduce our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing may extend the customer relationship.

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

Strategic Initiatives

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans. At that time, the Company expected these rules to be final in late 2018 or in early 2019. In anticipation of these rules, the Company enacted several strategic initiatives focused on consolidating underperforming locations and rationalizing headcount, expenses, and portfolios. The objectives of these strategic initiatives along with ongoing investments in compliance, risk, and information technology was to position the Company for maximum value following the effective date of the CFPB rules. These changes, while undertaken in the long term interest of all of our stakeholders, negatively impacted the Company’s financial performance in the near term. Based on the growing uncertainty regarding the timing and content of the eventual rules, the Company recently resumed expanding its portfolios.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 18.2% and 15.0% of short-term consumer loans at December 31, 2016, and June 30, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 10.2% and 9.8% of medium-term consumer loans at December 31, 2016, and June 30, 2017, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2016, and June 30, 2017, were $93.8 million and $89.8 million, respectively. The allowance for loan losses as of December 31, 2016, and June 30, 2017, were $16.2 million and $13.0 million, respectively. At December 31, 2016, and June 30, 2017, the allowance for loan losses was 14.7% and 12.6%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2016, and June 30, 2017, are as follows (in thousands):

	December 31,	June 30,
	2016	2017
Finance Receivables, net of unearned advance fees	$110,038	$102,776
Less: Allowance for loan losses	16,219	12,952
Finance Receivables, Net	$93,819	$89,824

The total changes to the allowance for loan losses for the three months ended June 30, 2016 and 2017, and the six months ended June 30, 2016 and 2017, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Allowance for loan losses
Beginning of Period	$19,282	$13,009	$23,892	$16,219
Provisions for loan losses	21,325	17,400	41,034	31,054
Charge-offs, net	(22,305)	(17,457)	(46,624)	(34,321)
End of Period	$18,302	$12,952	$18,302	$12,952
Allowance as a percentage of finance receivables, net of unearned advance fees	14.4%	12.6%	14.4%	12.6%

The provision for loan losses for the three months ended June 30, 2016, and 2017 includes losses from returned items from check cashing of $1.4 million and $1.7 million, respectively, and third party lender losses of $7.5 million and $4.8 million, respectively. The provision for loan losses for the six months ended June 30, 2016, and 2017 includes losses from returned items from check cashing of $3.0 million and $3.0 million, respectively, and third party lender losses of $12.7 million and $9.3 million, respectively.

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

There was no impairment loss charged to operations for goodwill for the Retail services segment during the three months and six months ended June 30, 2016 and 2017.   The goodwill for the Internet services segment was fully impaired in 2014.

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

As of December 31, 2016, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $49.7 million of net deferred tax assets would not be realized in the foreseeable future.  Based on pre-tax loss of $25.9 million for the six months ended June 30, 2017, and the projected reversal of temporary items, the Company continues to maintain a valuation allowance against its deferred tax assets. In addition, due to the tax amortization of goodwill during the six months ended June 30, 2017, the Company has additional book basis goodwill in excess of tax basis goodwill. As a result, the Company recorded $0.4 million of deferred tax expense and has increased its deferred tax liabilities as of June 30, 2017 to $10.1 million.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the unaudited financial statements for the quarterly period ended June 30, 2017, of the entities classified as “Non-Guarantor Subsidiaries” as of June 30, 2017, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes.  CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of June 30, 2017 and December 31, 2016, these unrestricted subsidiaries had total assets of $57.1 million and $54.1 million and total liabilities of $63.2 million and $55.9 million, respectively. For the six months ended June 30, 2017 and 2016, they had total revenues of $25.4 million and $29.4 million, total operating expenses of $12.5 million and $18.9 million, and income before income taxes of $6.3 million and $4.4 million, respectively. Florida II was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016.

The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and did not have material assets, liabilities, revenue or expenses during the period presented.

Results of Operations

Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

The following table sets forth key operating data for the three months ended June 30, 2016, and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Total Revenues	$98,329	$81,168	$(17,161)	(17.5%)	100.0%	100.0%
Operating Expenses
Salaries	17,069	17,516	447	2.6%	17.4%	21.6%
Provision for losses	30,272	23,859	(6,413)	(21.2%)	30.8%	29.4%
Occupancy	6,578	6,602	24	0.4%	6.7%	8.1%
Advertising and marketing	2,539	1,544	(995)	(39.2%)	2.6%	1.9%
Lease termination	1,101	944	(157)	(14.3%)	1.1%	1.2%
Depreciation and amortization	2,540	2,327	(213)	(8.4%)	2.6%	2.9%
Other operating expenses	15,324	12,351	(2,973)	(19.4%)	15.5%	15.2%
Total Operating Expenses	75,423	65,143	(10,280)	(13.6%)	76.7%	80.3%
Income from Operations	22,906	16,025	(6,881)	(30.0%)	23.3%	19.7%
Corporate and other expenses
Corporate expenses	22,617	20,137	(2,480)	(11.0%)	23.1%	24.8%
Depreciation and amortization	1,222	1,181	(41)	(3.4%)	1.2%	1.6%
Interest expense, net	10,847	12,431	1,584	14.6%	11.0%	15.3%
Income tax expense (benefit)	(3,024)	333	3,357	111.0%	(3.1%)	0.3%
Total corporate and other expenses	31,662	34,082	2,420	7.6%	32.2%	42.0%
Net loss before management fee	(8,756)	(18,057)	(9,301)	106.2%	(8.9%)	(22.2%)
Sponsor management fee	184	153	(31)	(16.8%)	0.2%	0.2%
Net loss after management fee	$(8,940)	$(18,210)	$(9,270)	103.7%	(9.2%)	(22.4%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended June 30, 2016, and 2017:

	Three Months Ended
	June 30,
	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$251,644	$246,259
Number of loan transactions (in thousands)	718	663
Average new loan size	$350	$371
Average fee per new loan	$47.25	$47.59
Loan loss provision	$10,968	$9,393
Loan loss provision as a percentage of loan volume	4.4%	3.8%
Secured loans as percentage of total at June 30th	17.8%	15.0%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$65,210	$42,119
Number of loans outstanding	52,262	33,729
Average balance outstanding	$1,235	$1,249
Weighted average monthly percentage rate	17.0%	16.2%
Allowance as a percentage of finance receivables	23.8%	24.7%
Loan loss provision	$10,357	$8,007
Secured loans as percentage of total at June 30th	13.2%	9.8%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$526,263	$459,948
Number of checks cashed (in thousands)	1,037	838
Face amount of average check	$507	$549
Average fee per check	$11.54	$14.05
Returned check expense	$1,412	$1,695
Returned check expense as a percent of face amount of checks cashed	0.3%	0.4%

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$33,946	$31,572	$(2,374)	(7.0%)	34.5%	38.9%
Medium-term Consumer Loan Fees and Interest	24,006	16,358	(7,648)	(31.9%)	24.4%	20.2%
Credit Service Fees	21,170	15,146	(6,024)	(28.5%)	21.5%	18.7%
Check Cashing Fees	11,975	11,779	(196)	(1.6%)	12.2%	14.5%
Prepaid Debit Card Services	2,040	2,113	73	3.6%	2.1%	2.6%
Other Income	5,192	4,200	(992)	(19.1%)	5.3%	5.1%
Total Revenue	$98,329	$81,168	$(17,161)	(17.5%)	100.0%	100.0%

For the three months ended June 30, 2017, total revenue decreased $17.2 million, or 17.5%, compared to the same period in 2016.  The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards, the consolidation of underperforming retail locations.

Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2017, decreased $2.4 million, or 7.0%, but increased as a percentage of total revenue from 34.5% to 38.9%  compared to the same period in 2016. The decrease in revenue is primarily due to the consolidation of underperforming retail locations.

Revenue from medium-term consumer loans for the three months ended June 30, 2017, decreased $7.6 million, or 31.9%, compared to the same period in 2016.  The decrease is primarily due to a heightened focus on on-line portfolio performance and rationalization resulting in more restrictive underwriting standards.

Revenue from credit service fees for the three months ended June 30, 2017, decreased $6.0 million, or 28.5%, compared to the same period in 2016. Credit service fee revenue decreased as the result of a strategic emphasis on portfolio performance and rationalization.

Revenue from check cashing fees for the three months ended June 30, 2017, decreased $0.2 million, or 1.6%, but increased as a percentage of total revenue from 12.2% to 14.5%, compared to the same period in 2016. The decrease is primarily due to the consolidation of underperforming retail locations.

Revenue from other income for the three months ended June 30, 2017, decreased $1.0 million, or 19.1%, compared to the same period in 2016. The decrease is primarily the result of our heightened underwriting standards improving the credit quality of our loan portfolios and decreasing our collections-related fees.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$17,069	$17,516	$447	2.6%	17.4%	21.6%
Provision for Loan Losses	30,272	23,859	(6,413)	(21.2%)	30.8%	29.4%
Occupancy	6,578	6,602	24	0.4%	6.7%	8.1%
Depreciation & Amortization	2,540	2,327	(213)	(8.4%)	2.6%	2.9%
Advertising & Marketing	2,539	1,544	(995)	(39.2%)	2.6%	1.9%
Lease Termination Costs	1,101	944	(157)	(14.3%)	1.1%	1.2%
Bank Charges (a)	2,398	1,812	(586)	(24.4%)	2.4%	2.2%
Store Supplies	465	337	(128)	(27.5%)	0.5%	0.4%
Collection Expenses	680	374	(306)	(45.0%)	0.7%	0.5%
Telecommunications	2,435	2,305	(130)	(5.3%)	2.5%	2.8%
Security	633	603	(30)	(4.7%)	0.6%	0.7%
License & Other Taxes	375	443	68	18.1%	0.4%	0.5%
Loss on Asset Disposal	1,255	761	(494)	(39.4%)	1.3%	0.9%
Verification Processes	1,042	868	(174)	(16.7%)	1.1%	1.1%
Other Operating Expenses	6,041	4,848	(1,193)	(19.7%)	6.0%	6.1%
Total Operating Expenses	75,423	65,143	(10,280)	(13.6%)	76.7%	80.3%
Income from Operations	$22,906	$16,025	$(6,881)	(30.0%)	23.3%	19.7%
(a)	Bank charges include credit card fees previously included in other operating expenses.

Total operating expenses decreased $10.3 million, or 13.6%, for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to portfolio rationalization, a reduced focus on marketing, and the consolidation of underperforming retail locations.

The provision for loan losses decreased $6.4 million, or 21.2%, for the three months ended June 30, 2017 as compared to the same period in the prior year primarily related to portfolio rationalization and more restrictive underwriting.

Advertising and marketing expense decreased by $1.0 million, or 39.2%, for the three months ended June 30, 2017, as compared to the prior period, reflecting a reduced focus on market share expansion.

Other operating expenses decreased by $1.2 million, or 19.7%, for the three months ended June 30, 2017, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Three Months Ended June 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$22,617	$20,137	$(2,480)	(11.0%)	23.1%	24.8%
Depreciation & Amortization	1,222	1,181	(41)	(3.4%)	1.2%	1.6%
Sponsor Management Fee	184	153	(31)	(16.8%)	0.2%	0.2%
Interest expense, net	10,847	12,431	1,584	14.6%	11.0%	15.3%
Income tax expense (benefit)	(3,024)	333	3,357	111.0%	(3.1%)	0.3%
Total Corporate and Other Expenses	$31,846	$34,235	$2,389	7.5%	32.4%	42.2%

The decrease in corporate expenses for the three months ended June 30, 2017, as compared to the prior year period is primarily the result of our cost containment initiatives, including the strategic initiatives described above and the closure of the Utah facility.

Interest expense increased by $1.6 million for the three months ended June 30, 2017, as compared to the prior year due to an increase in the Company’s indebtedness.

Income tax expense increased by $3.4 million for the three months ended June 30, 2017, as compared to the prior year due to the loss in operations in the current period, offset by the valuation allowance. The current period expense relates to the tax effect of amortization on indefinite lived intangibles.

Business Segment Results of Operations for the Three Months Ended June 30, 2017, and June 30, 2016

The following tables present summarized financial information for our segments:

	As of and for the three months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$65,726	100.0%	$15,442	100.0%		$81,168	100.0%
Provision for Loan Losses	15,402	23.4%	8,457	54.8%		23,859	29.4%
Other Operating Expenses	39,358	59.9%	1,926	12.4%		41,284	50.9%
Operating Gross Profit	10,966	16.7%	5,059	32.8%		16,025	19.7%
Interest Expense, net	8,687	13.2%	3,744	24.2%		12,431	15.3%
Depreciation and Amortization	1,093	1.7%	88	0.6%		1,181	1.5%
Other Corporate Expenses (a)	—	—	—	—	20,290	20,290	25.0%
Income (loss) from Continuing Operations, before tax	1,186	1.8%	1,227	7.9%	(20,290)	(17,877)	(22.0)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2017.

	As of and for the three months ended June 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691			$414,458
Goodwill	146,877		—			146,877
Other Intangible Assets	286		1,050			1,336
Total Revenues	$74,326	100.0%	$24,003	100.0%		$98,329	100.0%
Provision for Loan Losses	17,112	23.0%	13,160	54.8%		30,272	30.8%
Other Operating Expenses	41,316	55.6%	3,835	16.0%		45,151	45.9%
Operating Gross Profit	15,898	21.4%	7,008	29.2%		22,906	23.3%
Interest Expense, net	6,720	9.0%	4,127	17.2%		10,847	11.0%
Depreciation and Amortization	1,008	1.4%	214	0.9%		1,222	1.2%
Other Corporate Expenses (a)	—	—	—	—	22,801	22,801	23.2%
Income (loss) from Continuing Operations, before tax	8,170	11.0%	2,667	11.1%	(22,801)	(11,964)	(12.2)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended June 30, 2016.

Retail Financial Services

Retail financial services represented 81.0%, or $65.7 million, of consolidated revenues for the three months ended June 30,  2017, which was a decrease of $8.6 million, or 11.6%, over the prior period, primarily due to the portfolio rationalization initiatives.

Internet Financial Services

For the three months ended June 30, 2017, total revenues contributed by our Internet financial services segment was $15.4 million, a decrease of $8.6 million, or 35.7%, over the prior year comparable period. The provision for loan losses remained at 54.8% as a percentage of revenue and operating gross profit increased as a percentage of revenue from 29.2% to 32.8% for the three months ended June 30, 2017, over the prior period reflecting the benefits of our heightened underwriting standards and a rationalization of our internet portfolios.

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

The following table sets forth key operating data for the six months ended June 30, 2016, and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Total Revenues	$205,886	$166,520	$(39,366)	(19.1%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	35,348	34,789	(559)	(1.6%)	17.2%	20.9%
Provision for losses	56,747	43,399	(13,348)	(23.5%)	27.6%	26.1%
Occupancy	13,238	13,231	(7)	(0.1%)	6.4%	7.9%
Advertising and marketing	5,217	2,358	(2,859)	(54.8%)	2.5%	1.4%
Lease termination	1,101	991	(110)	(10.0%)	0.5%	0.6%
Depreciation and amortization	5,274	4,865	(409)	(7.8%)	2.6%	2.9%
Other operating expenses	27,936	24,266	(3,670)	(13.1%)	13.6%	14.6%
Total Operating Expenses	144,861	123,899	(20,962)	(14.5%)	70.4%	74.4%
Income from Operations	61,025	42,621	(18,404)	(30.2%)	29.6%	25.6%
Corporate and other expenses
Corporate expenses	44,021	40,161	(3,860)	(8.8%)	21.3%	24.1%
Lease termination	—	1,762	1,762	100.0%	0.0%	1.1%
Depreciation and amortization	2,431	2,490	59	2.4%	1.2%	1.5%
Interest expense, net	22,310	23,802	1,492	6.7%	10.8%	14.3%
Loss on sale of subsidiaries	1,569	—	(1,569)	(100.0%)	0.8%	0.0%
Gain on debt extinguishment	(62,852)	—	62,852	100.0%	(30.5%)	0.0%
Income tax expense	6,320	666	(5,654)	(89.5%)	3.1%	0.4%
Total corporate and other expenses	13,799	68,881	55,082	399.2%	6.7%	41.4%
Net income (loss) before management fee	47,226	(26,260)	(73,486)	(155.6%)	23.0%	(15.8%)
Sponsor management fee	365	315	(50)	(13.7%)	0.2%	0.2%
Net Income (Loss)	$46,861	$(26,575)	$(73,436)	156.7%	22.8%	(16.0%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2016, and 2017:

	Six Months Ended
	June 30,
	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$516,829	$481,523
Number of loan transactions (in thousands)	1,408	1,295
Average new loan size	$367	$372
Average fee per new loan	$49.88	$48.36
Loan loss provision	$18,699	$15,826
Loan loss provision as a percentage of loan volume	3.6%	3.3%
Secured loans as percentage of total at June 30th	17.8%	15.0%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$65,210	$42,119
Number of loans outstanding	52,262	33,729
Average balance outstanding	$1,235	$1,249
Weighted average monthly percentage rate	17.0%	16.2%
Allowance as a percentage of finance receivables	23.8%	24.7%
Loan loss provision	$22,335	$15,228
Secured loans as percentage of total at June 30th	13.2%	9.8%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,090,360	$925,804
Number of checks cashed (in thousands)	2,067	1,653
Face amount of average check	$527	$560
Average fee per check	$12.25	$14.46
Returned check expense	$2,977	$3,094
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Six Months Ended June 30,
	2016	2017	Decrease		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$70,253	$62,629	$(7,624)	(10.9%)	34.1%	37.6%
Medium-term Consumer Loan Fees and Interest	51,583	34,352	(17,231)	(33.4%)	25.1%	20.6%
Credit Service Fees	43,273	33,285	(9,988)	(23.1%)	21.0%	20.0%
Check Cashing Fees	25,330	23,905	(1,425)	(5.6%)	12.3%	14.4%
Prepaid Debit Card Services	4,188	4,120	(68)	(1.6%)	2.0%	2.5%
Other Income	11,259	8,229	(3,030)	(26.9%)	5.5%	4.9%
Total Revenue	$205,886	$166,520	$(39,366)	(19.1%)	100.0%	100.0%

For the six months ended June 30, 2017, total revenue decreased $39.4 million, or 19.1%, compared to the same period in 2016. The decrease is primarily due to a heightened focus on portfolio performance including more restrictive underwriting standards and the consolidation of underperforming retail locations.

Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2017, decreased $7.6 million, or 10.9%, but increased as a percentage of total revenue from 34.1% to 37.6% compared to the same period in 2016. The decrease in revenue is primarily due to the consolidation of underperforming retail locations, and the changes to regulations and products offered in a certain market in the prior year.

Revenue from medium-term consumer loans for the six months ended June 30, 2017, decreased $17.2 million, or 33.4%, compared to the same period in 2016. The decrease is primarily due to a heightened focus on on-line portfolio performance and rationalization resulting in more restrictive underwriting standards.

Revenue from credit service fees for the six months ended June 30, 2017, decreased $10.0 million, or 23.1%, compared to the same period in 2016. Credit service fee revenue decreased as the result of a strategic emphasis on portfolio performance and rationalization.

Revenue from check cashing fees for the six months ended June 30, 2017, decreased $1.4 million, or 5.6%, but increased as a percentage of total revenue from 12.3% to 14.4%, compared to the same period in 2016. The decrease is primarily due to the sale of Florida II and the consolidation of underperforming retail locations.

Revenue from other income for the six months ended June 30, 2017, decreased $3.0 million, or 26.9%, compared to the same period in 2016. The decrease is primarily the result of our heightened underwriting standards improving the credit quality of our loan portfolios and decreasing our collections-related fees.

Operating Expenses

	Six Months Ended June 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$35,348	$34,789	$(559)	(1.6%)	17.2%	20.9%
Provision for Loan Losses	56,747	43,399	(13,348)	(23.5%)	27.6%	26.1%
Occupancy	13,238	13,231	(7)	(0.1%)	6.4%	7.9%
Depreciation & Amortization	5,274	4,865	(409)	(7.8%)	2.6%	2.9%
Lease Termination Costs	1,101	991	(110)	(10.0%)	0.5%	0.6%
Advertising & Marketing	5,217	2,358	(2,859)	(54.8%)	2.5%	1.4%
Bank Charges (a)	5,179	3,675	(1,504)	(29.0%)	2.5%	2.2%
Store Supplies	1,002	821	(181)	(18.1%)	0.5%	0.5%
Collection Expenses	1,451	884	(567)	(39.1%)	0.7%	0.5%
Telecommunications	4,418	4,707	289	6.5%	2.1%	2.8%
Security	1,128	1,039	(89)	(7.9%)	0.5%	0.6%
License & Other Taxes	870	803	(67)	(7.7%)	0.4%	0.5%
Loss on Asset Disposal	1,410	874	(536)	(38.0%)	0.7%	0.5%
Verification Processes	1,988	1,434	(554)	(27.9%)	1.0%	0.9%
Other Operating Expenses	10,490	10,029	(461)	(4.4%)	5.2%	6.1%
Total Operating Expenses	144,861	123,899	(20,962)	(14.5%)	70.4%	74.4%
Income from Operations	$61,025	$42,621	$(18,404)	(30.2%)	29.6%	25.6%
(a)	Bank charges include credit card fees previously included in other operating expenses.

Total operating expenses decreased $21.0 million, or 14.5%, for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to portfolio rationalization, a reduced focus on marketing, and the consolidation of underperforming retail locations.

The provision for loan losses decreased $13.3 million, or 23.5%, and decreased as a percentage of revenue, for the six months ended June 30, 2017 as compared to the same period in the prior year primarily related to portfolio rationalization and more restrictive underwriting.

Advertising and marketing expense decreased by $2.9 million, or 54.8%, for the six months ended June 30, 2017, as compared to the prior period, reflecting a reduced focus on market share expansion.

Other operating expenses decreased by $0.5 million, or 4.4%, for the six months ended June 30, 2017, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Six Months Ended June 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$44,021	$40,161	$(3,860)	(8.8%)	21.3%	24.1%
Lease termination costs	—	1,762	1,762	100.0%	0.0%	1.1%
Depreciation & Amortization	2,431	2,490	59	2.4%	1.2%	1.5%
Sponsor Management Fee	365	315	(50)	(13.7%)	0.2%	0.2%
Interest expense, net	22,310	23,802	1,492	6.7%	10.8%	14.3%
Loss on Sale of Subsidiaries	1,569	—	(1,569)	(100.0%)	0.8%	0.0%
Gain on Debt Extinguishment	(62,852)	—	62,852	100.0%	(30.5%)	0.0%
Income tax expense	6,320	666	(5,654)	89.5%	3.1%	0.4%
Total Corporate and Other Expenses	$14,164	$69,196	$55,032	388.5%	6.9%	41.6%

The decrease in corporate expenses for the six months ended June 30, 2017, as compared to the prior year period is primarily the result of our cost containment initiatives, including the strategic initiatives described above and the closure of the Utah facility.

The increase in lease termination costs for the six months ended June 30, 2017, as compared to the prior year period is the result of the closure of the Company’s Utah facility.

The $1.6 million loss on sale of a subsidiary is the result of the sale of Florida II in the prior year.

The $62.9 million gain on debt extinguishment is the result of the Company repurchasing $99.3 million of its outstanding senior secured notes during the six months ended June 30, 2016.

Income tax expense decreased by $5.7 million for the six months ended June 30, 2017, as compared to the prior year due to the loss in operations in the current period, offset by the valuation allowance. The current period expense relates to the tax effect of amortization on indefinite lived intangibles.

Business Segment Results of Operations for the Six Months Ended June 30, 2017, and June 30, 2016

The following tables present summarized financial information for our segments:

	As of and for the six months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$134,417	100.0%	$32,103	100.0%		$166,520	100.0%
Provision for Loan Losses	27,460	20.4%	15,939	49.6%		43,399	26.1%
Other Operating Expenses	77,564	57.7%	2,936	9.2%		80,500	48.3%
Operating Gross Profit	29,393	21.9%	13,228	41.2%		42,621	25.6%
Interest Expense, net	16,053	11.9%	7,749	24.1%		23,802	14.3%
Depreciation and Amortization	2,222	1.7%	268	0.8%		2,490	1.5%
Lease Termination Expenses	—	—	1,762	5.5%		1,762	1.1%
Other Corporate Expenses (a)	—	—	—	—	40,476	40,476	24.3%
Income (loss) from Continuing Operations, before tax	11,118	8.3%	3,449	10.7%	(40,476)	(25,909)	(15.6)%

________________________________________

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the six months ended June 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$336,767		$77,691			$414,458
Goodwill	146,877		—			146,877
Other Intangible Assets	286		1,050			1,336
Total Revenues	$155,695	100.0%	$50,191	100.0%		$205,886	100.0%
Provision for Loan Losses	29,677	19.1%	27,070	53.9%		56,747	27.6%
Other Operating Expenses	80,054	51.4%	8,060	16.1%		88,114	42.8%
Operating Gross Profit	45,964	29.5%	15,061	30.0%		61,025	29.6%
Interest Expense, net	14,034	9.0%	8,276	16.5%		22,310	10.8%
Depreciation and Amortization	1,975	1.3%	456	0.9%		2,431	1.2%
Loss on sale of subsidiary	1,569	1.0%	—	—		1,569	0.8%
Gain on Debt Extinguishment (a)	—	—	—	—	(62,852)	(62,852)	(30.5)%
Other Corporate Expenses (a)	—	—	—	—	44,386	44,386	21.6%
Income from Continuing Operations, before tax	28,386	18.2%	6,329	12.6%	18,466	53,181	25.8%

________________________________________

(a)Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 80.7%, or $134.4 million, of consolidated revenues for the six months ended June 30, 2017, which was a decrease of $21.3 million, or 13.7%, over the prior period, primarily due to the portfolio rationalization initiatives.

Internet Financial Services

For the six months ended June 30, 2017, total revenues contributed by our Internet financial services segment was $32.1 million, a decrease of $18.0 million, or 36.0%, over the prior year comparable period. The provision for loan losses decreased as a percentage of revenue from 53.9% to 49.6% and operating gross profit increased as a percentage of revenue from 30.0% to 41.2% for the six months ended June 30, 2017 over the prior period reflecting the benefits of our heightened underwriting standards and a rationalization of our internet portfolios.

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

Six Month Cash Flow Analysis

The table below summarizes our cash flows for the three months ended June 30, 2016, and 2017.

	Six Months Ending June 30,
(in thousands)	2016	2017
Net Cash Provided by Operating Activities	$54,274	$29,692
Net Cash Used in Investing Activities	(47,258)	(42,988)
Net Cash Provided by (Used in) Financing Activities	(16,209)	17,536
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,193)	$4,240

Cash Flows from Operating Activities.  During the six months ended June 30, 2017, net cash provided by operating activities was $29.7 million compared to $54.3 million during the prior year comparable period, a decrease of $24.6 million. Cash flows from operating activities decreased primarily due to the decline in net income, net of the non-cash impact of gain on debt extinguishment.

Cash Flows from Investing Activities.  During the six months ended June 30, 2017, net cash used in investing activities was $43.0 million. The primary uses of cash were loan originations of $39.4 million and $3.5 million in capital expenditures. During the six months ended June 30, 2016, net cash used in investing activities was $47.3 million, primarily attributable to loan originations and capital expenditures.

Cash Flows from Financing Activities.  During the six months ended June 30, 2017, net cash provided by financing activities was $17.5 million. The primary sources of cash were  $15.0 million in proceeds from a subsidiary note and $14.2 million in net proceeds from lines of credit. During the six months ended June 30, 2016, net cash used in financing activities was $16.2 million, primarily due to repurchases of senior secured notes partially offset by proceeds from subsidiary notes and draws on lines of credit.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $47.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of June 30, 2017, and December 31, 2016, we were in compliance with these covenants.

For the six months ended June 30, 2016, we repurchased $99.3 million of our senior secured notes resulting in a $62.9 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

During the six months ended June 30, 2017, the Company spent $3.5 million on capital expenditures and $4.9 million during the comparable period in the prior year. The decrease is primarily due to the Company’s cost containment initiatives.

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

In April 2017, the Company’s non-guarantor and unrestricted subsidiary amended and restated its existing $40.0 million note to increase the borrowing capacity up to $55.0 million. The $55.0 million note has a maturity date of January 2019 and an interest rate of 16.75%. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7.3 million note was satisfied in full. In July 2017, the note was further amended to increase the capacity to $60.0 million.

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are jointly and severally liable. The joint note had an outstanding balance of $1.2 million at June 30, 2017, and our share of the note was $0.9 million.

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

Loan Portfolio

As of June 30, 2017, we offered loans in 35 states.  We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of June 30, 2017, and December 31, 2016, our total finance receivables net of unearned advance fees were approximately $102.8 million and $110.0 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company  was $30.5 million and $36.9 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $3.1 million and $3.1 million as of June 30, 2017, and December 31, 2016, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of June 30, 2017, we had $354.7 million of indebtedness, of which, $47.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

With the exception of the following risk factors, there has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Covenants in our debt agreements restrict our business in many ways

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

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans or on our credit facilities, and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

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

Although it has not yet done so, the CFPB now has the authority to adopt rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive,” and hence unlawful. On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans or the Proposed Rules. The Proposed Rules impose a series of new requirements on two categories of loans: (1) those with a term of 45 days or less and (2) those that have a term of greater than 45 days provided that: (i) they have a total cost of credit of greater than 36 percent and (ii) are either repaid directly from the borrower's bank accounts or income or are secured by the borrower's vehicle. With respect to both categories of covered loans, the Proposed Rule would generally require the lender to make a reasonable determination that the borrower has the ability to repay the loan; limit a lender's ability to collect on covered loans through the use of certain tools that directly withdraw payments from a borrower's bank account; and require lenders to furnish information concerning origination practices to registered information systems as defined by the Proposed Rules. Although the Proposed Rules provide certain exemptions to the so-called ability-to-repay determination, the exemptions are very limited. Hundreds of thousands of comments letters were submitted in response to the Proposed Rules. The CFPB is obligated to review and consider all of the comment letters that were submitted prior to publication of its final rules. It is possible that the CFPB could issue a final rule or rules at some point in 2017.

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

Because of the uncertainty of CFPB’s powers under Title X of the Dodd-Frank Act, the relative newness of the examination process and the confidentiality of that process, we can provide no assurances as to how the CFPB’s examinations or rulemaking will impact us in the future. Some consumer advocacy groups have suggested that short-term, medium-term consumer loans, and secured lending should be a regulatory priority. In addition, some consumer advocacy groups have suggested that aspects of payday loans are “abusive” and therefore such loans should be declared unlawful. If the CFPB’s Proposed Rules are adopted substantially as proposed, these rules would make our lending services materially less profitable, impractical and impossible, may result in a default under our revolving credit facility and acceleration of the repayment of borrowings, or may force us to modify or terminate certain product offerings, including short-term and medium-term consumer loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any of these potential rules discussed in this paragraph could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which may include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they may be able to exercise their enforcement powers in ways that would have a material adverse effect on us.

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

On May 5, 2016, the CFPB announced proposed rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The final rule was issued by the CFPB on July 10, 2017, and published in the Federal Register on July 19, 2017.  As a result, the effective compliance date is January 15, 2018, but the rule applies only to agreements entered into 180-days after the effective date.  Whether the final rule will ultimately become effective and when it will ultimately become effective will depend on whether there are judicial or congressional challenges to it.  The House of Representatives passed a bill to invalidate the final arbitration rule under the Congressional Review Act (the CRA) and the matter is now before the Senate. Under the CRA, Congress has sixty legislative days to pass a joint resolution disapproving the final rule. Such a resolution of disapproval is not subject to a filibuster in the Senate, but would require Presidential approval (or a veto override).  If the final arbitration rule is invalidated under the CRA, the CFPB is not permitted to promulgate a “substantially similar” rule.   There may also be a challenge to the final arbitration rule based on Dodd-Frank’s requirement that that it be consistent with the findings of the CFPB’s arbitration study.  Such a challenge to the final arbitration rule may be premised on the portion of the CFPB’s arbitration study showing that consumers receive more redress in arbitration than in court, and that consumers receive that redress faster and with less expense in arbitration.

The final rule affects arbitration in two primary ways. First, it requires any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the final rule requires persons subject to the rule who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. It is unknown at this time whether there will be challenges to the arbitration rules. The Company does not believe that the final rule will have a material impact on the Company's existing operations, although it will require modification of consumer contracts to conform to the rule. Such a change could lead to increased legal costs and litigation risk, and increased exposure to class action litigation, but it should not otherwise materially affect the business of making loans.

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

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Revolving Credit Agreement, dated June 30, 2017 (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed on July 6, 2017)
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2017 (unaudited); (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August  11, 2017

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer