Form 10-Q
period 2017-09-30
Community Choice Financial Inc.
filed 2017-11-13
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There is no market for the registrant’s equity. As of September 30, 2017, there were 7,990,020 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2017

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$92,741	$106,333
Restricted cash	5,240	3,015
Finance receivables, net of allowance for loan losses of $13,632 and $13,373	96,542	87,960
Short-term investments, certificates of deposit	—	500
Card related pre-funding and receivables	1,121	1,545
Other current assets	18,882	19,404
Total current assets	214,526	218,757
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $3,484 and $2,846	7,528	5,859
Property, leasehold improvements and equipment, net	30,529	36,431
Goodwill	113,500	113,290
Other intangible assets	1,047	1,412
Security deposits	2,502	2,614
Total assets	$369,632	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$49,330	$37,002
Money orders payable	8,362	8,209
Accrued interest	11,297	4,727
Current portion of capital lease obligation	514	1,155
Current portion of line of credit, net of deferred issuance costs of $-0- and $14	—	2,236
Current portion of subsidiary notes payable, net of deferred issuance costs of $1 and $7	117	7,407
Deferred revenue	4,521	2,753
Total current liabilities	74,141	63,489
Noncurrent Liabilities
Lease termination payable	1,720	1,066
Capital lease obligation	10	292
Line of credit, net of deferred issuance costs of $2,302 and $760	44,698	29,840
Subsidiary notes payable, net of deferred issuance costs of $936 and $617	60,933	41,341
Senior secured notes, net of deferred issuance costs of $1,964 and $2,861	247,826	246,929
Deferred revenue	6,504	10,055
Deferred tax liability, net	10,310	9,675
Total liabilities	446,142	402,687
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at September 30, 2017 and 7,982 outstanding shares at December 31, 2016	90	90
Additional paid-in capital	129,666	129,624
Retained deficit	(206,216)	(153,988)
Treasury stock	(50)	(50)
Total stockholders' deficit	(76,510)	(24,324)
Total liabilities and stockholders' equity	$369,632	$378,363

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Finance receivable fees	$57,808	$61,053	$154,789	$182,889
Credit service fees	22,026	21,915	55,311	65,188
Check cashing fees	11,192	11,723	35,097	37,053
Card fees	2,046	1,924	6,166	6,112
Other	4,572	5,164	12,801	16,423
Total revenues	97,644	101,779	264,164	307,665
Operating expenses:
Salaries	18,040	17,577	52,829	52,925
Provision for loan losses	43,133	32,617	86,532	89,364
Occupancy	6,626	6,946	19,857	20,184
Advertising and marketing	3,362	813	5,720	6,030
Lease termination	—	175	959	1,276
Depreciation and amortization	2,311	2,424	7,176	7,698
Other	14,113	12,611	38,411	40,547
Total operating expenses	87,585	73,163	211,484	218,024
Operating gross profit	10,059	28,616	52,680	89,641
Corporate and other expenses:
Corporate expenses	21,882	20,008	62,358	64,394
Lease termination	—	—	1,762	—
Depreciation and amortization	1,287	1,285	3,777	3,716
Interest expense, net	12,210	10,996	36,012	33,306
Loss on sale of subsidiary	—	2,537	—	4,106
Gain on debt extinguishment	—	(2,265)	—	(65,117)
Goodwill impairment	—	28,949	—	28,949
Total corporate and other expenses	35,379	61,510	103,909	69,354
Income (loss) from continuing operations, before tax	(25,320)	(32,894)	(51,229)	20,287
Provision for income taxes	333	7,731	999	14,051
Net income (loss)	$(25,653)	$(40,625)	$(52,228)	$6,236

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$(153,988)	$(24,324)
Issuance of common stock for settlement of restricted stock units	8,484	—	—	—	—	—
Stock-based compensation expense	—	—	—	42	—	42
Net loss	—	—	—	—	(52,228)	(52,228)
Balance, September 30, 2017	7,990,020	$90	$(50)	$129,666	$(206,216)	$(76,510)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(52,228)	$6,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	86,532	89,364
Goodwill impairment	—	28,949
Loss on disposal of assets	2,280	2,759
Gain on debt extinguishment	—	(65,117)
Loss on sale of subsidiary	—	4,106
Depreciation	10,580	10,874
Amortization of note discount and deferred debt issuance costs	2,988	1,936
Amortization of intangibles	373	540
Deferred income taxes	635	14,050
Stock-based compensation	42	1,281
Changes in assets and liabilities:
Short-term investments	500	715
Card related pre-funding and receivables	424	346
Restricted cash	(2,225)	20
Other assets	637	(5,832)
Deferred revenue	(1,783)	11,249
Accrued interest	6,570	4,910
Money orders payable	153	(3,252)
Lease termination payable	654	(189)
Accounts payable and accrued expenses	11,454	404
Net cash provided by operating activities	67,586	103,349
Cash flows from investing activities
Net receivables originated	(96,400)	(62,517)
Net acquired assets, net of cash	(373)	(296)
Purchase of leasehold improvements and equipment	(6,315)	(7,495)
Net cash used in investing activities	(103,088)	(70,308)
Cash flows from financing activities
Repurchase of senior secured notes	—	(38,809)
Proceeds from subsidiary note	20,000	14,265
Payments on subsidiary note	(7,385)	(218)
Payments on capital lease obligations	(923)	(1,032)
Net proceeds on lines of credit	14,150	6,750
Debt issuance costs	(3,932)	670
Net cash provided by (used in) financing activities	21,910	(18,374)
Net increase (decrease) in cash and cash equivalents	(13,592)	14,667
Cash and cash equivalents:
Beginning	106,333	98,941
Ending	$92,741	$113,608

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 502 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 31 states as of September 30, 2017. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

Equity method investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

On September 30, 2017, the Company entered into a joint venture with a third party in which the joint venture will be managed by the third party and will offer insurance products through select retail locations in a certain market.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 16.1% and 18.2% of short-term consumer loans at September 30, 2017 and December 31, 2016, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 9.1% and 10.2% of medium-term consumer loans at September 30, 2017, and December 31, 2016, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under the CSO programs. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product, by market based on historical loan loss experience, and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

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

For medium term secured and unsecured consumer loans that have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are sixty days past due. For medium term secured and unsecured consumer loans that have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are ninety-one days past due.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes and notes payable at September 30, 2017, and December 31, 2016, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2017 and December 31, 2016 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	September 30, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$92,741	$92,741	1
Restricted cash	5,240	5,240	1
Finance receivables	104,070	104,070	3
Financial liabilities:
10.75% Senior secured notes	237,290	209,468	1
12.75% Senior secured notes	12,500	10,762	2
Subsidiary Note payable	61,987	61,987	2
Line of Credit	47,000	47,000	2

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$106,333	$106,333	1
Restricted cash	3,015	3,015	1
Finance receivables	93,819	93,819	3
Short-term investments, certificates of deposit	500	500	2
Financial liabilities:
10.75% Senior secured notes	237,290	195,503	1
12.75% Senior secured notes	12,500	10,221	2
Subsidiary Note payable	49,372	49,372	2
Line of Credit	32,850	32,850	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at September 30, 2017 and December 31, 2016.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after September 30, 2017) through the issuance date of November 13, 2017.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at September 30, 2017, and December 31, 2016, consisted of the following:

	September 30,	December 31,
	2017	2016
Short-term consumer loans	$67,616	$61,589
Medium-term consumer loans	56,387	51,431
Gross receivables	$124,003	$113,020
Unearned advance fees, net of deferred loan origination costs	(2,817)	(2,982)
Finance receivables before allowance for loan losses	121,186	110,038
Allowance for loan losses	(17,116)	(16,219)
Finance receivables, net	$104,070	$93,819

Finance receivables, net
Current portion	$96,542	$87,960
Non-current portion	7,528	5,859
Total finance receivables, net	$104,070	$93,819

Changes in the allowance for loan losses by product type for the three months ended September 30, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2017	Provision	Charge-Offs	Recoveries	9/30/2017	9/30/2017	of receivable
Short-term consumer loans	$2,556	$14,438	$(26,027)	$11,915	$2,882	$67,616	4.26%
Medium-term consumer loans	10,396	13,780	(11,655)	1,713	14,234	56,387	25.24%
	$12,952	$28,218	$(37,682)	$13,628	$17,116	$124,003	13.80%

The provision for loan losses for the three months ended September 30, 2017, also includes losses from returned items from check cashing of $1,491.

The provision for short-term consumer loans of $14,438 is net of debt sales of $635 for the three months ended September 30, 2017.

The provision for medium-term consumer loans of $13,780 is net of debt sales of $785 for the three months ended September 30, 2017.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $165 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2017. For these loans evaluated for impairment, there were $39 of payment defaults during the three months ended September 30, 2017. The troubled debt restructurings during the three months ended September 30, 2017 are subject to an allowance of $53 with a net carrying value of $84 at September 30, 2017.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	9/30/2017	9/30/2017	of receivable
Short-term consumer loans	$2,223	$30,264	$(65,063)	$35,458	$2,882	$67,616	4.26%
Medium-term consumer loans	13,996	29,008	(33,488)	4,718	14,234	56,387	25.24%
	$16,219	$59,272	$(98,551)	$40,176	$17,116	$124,003	13.80%

The provision for loan losses for the nine months ended September 30, 2017, also includes losses from returned items from check cashing of $4,586.

The provision for short-term consumer loans of $30,264 is net of debt sales of $1,071 for the nine months ended September 30, 2017.

The provision for medium-term consumer loans of $29,008 is net of debt sales of $1,384 for the nine months ended September 30, 2017.

The provision and subsequent charge off related to troubled debt restructurings totaled $199 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2017. For these loans evaluated for impairment, there were $358 of payment defaults during the nine months ended September 30, 2017. The troubled debt restructurings during the nine months ended September 30, 2017 are subject to an allowance of $64 with a net carrying value of $120 at September 30, 2017.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $202 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2016. For these loans evaluated for impairment, there were $249 of payment defaults during the three months ended September 30, 2016. The troubled debt restructurings during the three months ended September 30, 2016 are subject to an allowance of $57 with a net carrying value of $241 at September 30, 2016.

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

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2017, and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,101	$3,274	$3,099	$2,610
Provision for loan losses	13,424	6,894	22,674	19,630
Charge-offs, net	(12,176)	(7,304)	(21,424)	(19,376)
Balance, end of period	$4,349	$2,864	$4,349	$2,864

Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $35,286 and $36,927 at September 30, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement. The provision for third party lender losses of $13,424 and $22,674 for the three months and nine months ending September 30, 2017 is net of debt sales of $636 and $879, respectively. The provision for third party lender losses of $6,894 and $19,630 for the three months and nine months ending September 30, 2016 is net of debt sales of $141 and $601, respectively.

The Company was required to purchase $19,533 and $15,002 of loans as part of the CSO Program during the three months ended September 30, 2017 and 2016 and $40,309 and $43,620 during the nine months ended September 30, 2017 and 2016, respectively. As these loans were in default when purchased, they met the Company’s charge-off policy and were fully charged-off at acquisition. The Company recognized recoveries of $7,048 and $7,970 for collections on these loans during the three months ended September 30, 2017 and 2016 and $18,649 and $24,583 during the nine months ended September 30, 2017 and 2016, respectively.

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

The aging of receivables at September 30, 2017, and December 31, 2016, are as follows:

	September 30, 2017		December 31, 2016
Current finance receivables	$111,514	89.8%	$102,515	90.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	771	0.6%	290	0.3%
Medium-term consumer loans	6,658	5.5%	6,096	5.4%
Total past due finance receivables (1 - 30 days)	7,429	6.1%	6,386	5.7%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	3,298	2.7%	2,668	2.4%
Total past due finance receivables (31 - 60 days)	3,298	2.7%	2,668	2.4%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	1,762	1.4%	1,451	1.2%
Total past due finance receivables (61 - 90 days)	1,762	1.4%	1,451	1.2%
Total delinquent	12,489	10.2%	10,505	9.3%
	$124,003	100.0%	$113,020	100.0%

Note 3. Related Party Transactions and Balances

Certain senior members of management have an interest in a vendor from which the Company purchases telecommunications services. Hardware and services provided to the Company by the vendor at a reduced rate for the three months ended September 30, 2017 and 2016 were $2,540 and $991, and for the nine months ended September 30, 2017 and 2016, were  $5,995 and $2,737, respectively. If the Company were to source the service from another vendor, the overall cost of the services may increase.

The Company has a consulting agreement with a related party for information technology consulting services. Consulting services provided to the Company for the three months ended September 30, 2017 and 2016, were $38 and $128, and for the nine months ended September 30, 2017 and 2016, were $170 and $394, respectively.

There were no new significant related party transactions, or material changes to existing related party transactions, during the nine months ended September 30, 2017.

Note 4. Goodwill and Other Intangible Assets

On July 1, 2016, the Company entered in to a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah.  In June 2016, the Consumer Financial Protection Bureau published its notice of proposed rule-making on payday, vehicle title and certain high-cost installment loans which will restrict the Company’s ability to lend to consumers. At that time, we were unable to predict what the final version of these rules will be or their impact on our business. The Company provided a version of a new projection model which was based on the potential effects of these rules as the Company understands the impact at this time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determining fair value. The test concluded that the Retail financial services reporting unit had an impairment of $28,949 as of July 1, 2016.

Intangible amortization expense for the three months ended September 30, 2017, and 2016 was $123 and $123, respectively, and for the nine months ended September 30, 2017 and 2016 were $373, and $540, respectively. There were no additional significant changes to goodwill and other intangible assets during the nine months ended September 30, 2017.

Note 5. Pledged Assets and Debt

Lines of credit at September 30, 2017 and December 31, 2016, consisted of the following:

	September 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, collateralized by all of Insight Capital, LLC's assets, terminated June 2017	$—	$—	$—	$2,250	$14	$2,236
$47,000 Revolving credit, secured, interest rate as defined below, due January 2019, collateralized by all Guarantor Company assets	47,000	2,302	44,698	30,600	760	29,840
	47,000	2,302	44,698	32,850	774	32,076
Less current maturities	—	—	—	2,250	14	2,236
Long-term portion	$47,000	$2,302	$44,698	$30,600	$760	$29,840

In June 2017, the Company closed on an amendment of its existing $30,600 revolving credit facility which included an increase and extension, together with a refinancing of a $7,000 subsidiary revolving credit facility, resulting in a $47,000 revolving credit facility with a January 2019 maturity. The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 1.32% and 1.00% at

September 30, 2017 and December 31, 2016, respectively, and the prime rate was 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively.

Senior secured notes payable at September 30, 2017, and December 31, 2016, consisted of the following:

	September 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due April 2019	$237,290	$1,786	$235,504	$237,290	$2,631	$234,659
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	178	12,322	12,500	230	12,270
Long-term portion	$249,790	$1,964	$247,826	$249,790	$2,861	$246,929

Subsidiary notes payable at September 30, 2017, and December 31, 2016, consisted of the following:

	September 30, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$60,000 Note, secured, 16.75%, collateralized by acquired loans, due January 2019	$60,000	$916	$59,084	$40,000	$593	$39,407
$7,300 Term note, secured, 18.50% collateralized by acquired loans, due April 2017	—	—	—	7,300	5	7,295
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	896	6	890	939	8	931
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,091	15	1,076	1,133	18	1,115
	61,987	937	61,050	49,372	624	48,748
Less current maturities	118	1	117	7,414	7	7,407
Long-term portion	$61,869	$936	$60,933	$41,958	$617	$41,341

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

There were no additional significant changes to pledged assets or debt during the nine months ended September 30, 2017.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2017, and December 31, 2016, consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$9,291	$5,160
Accrued payroll and compensated absences	10,928	7,004
Wire transfers payable	1,980	2,089
Accrual for third-party losses	4,349	3,099
Unearned CSO Fees	8,162	7,388
Deferred rent	868	1,034
Bill payment service liability	5,416	2,868
Lease termination	1,996	1,595
Other	6,340	6,765
	$49,330	$37,002

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,937 and $7,343 for the three months ended September 30, 2017, and 2016, and $20,879 and $21,394 for the nine months ended September 30, 2017 and 2016, respectively.

Lease termination costs of $-0- and $175 were recognized for the three months, and $2,721 and $1,276 for the nine months, ended September 30, 2017 and 2016, respectively, and the remaining operating lease obligation for closed retail locations was $3,716 and $2,661 at September 30, 2017 and December 31, 2016, respectively. The Company closed sixty three retail locations during the nine months ended September 30, 2017.

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

The following table summarizes the allocation of the portfolio balance by state at September 30, 2017, and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$13,272	10.7%	$13,927	12.3%
Arizona	11,425	9.2	10,353	9.2
California	43,687	35.2	48,644	43.0
Mississippi	6,869	5.5	1,879	1.7
Virginia	11,220	9.0	9,373	8.3
Other retail segment states	18,982	15.4	19,102	16.9
Other internet segment states	18,548	15.0	9,742	8.6
Total	$124,003	100.0%	$113,020	100.0%

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

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $35,286 and $36,927 at September 30, 2017, and December 31, 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement.

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

Note 10. Stock Based Compensation

Stock-based compensation costs for the nine months ended September 30, 2017, and 2016 were $42 and $1,281, respectively. As of September 30, 2017, and December 31, 2016, unrecognized stock-based compensation costs to be recognized over future periods approximated $83 and $42, respectively. At September 30, 2017, the remaining unrecognized compensation expense was $83 for certain awards that vest over the requisite service period. The remaining compensation expense of $83 is expected to be recognized over a weighted-average period of 2.3 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $17 and $512 for the nine months ended September 30, 2017 and 2016, respectively.

There were no significant stock options, restricted stock units, or stock appreciation rights activity during the three months ended September 30, 2017.

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$77,732	100.0%	$19,912	100.0%		$97,644	100.0%
Provision for Loan Losses	26,577	34.2%	16,556	83.1%		43,133	44.2%
Other Operating Expenses	40,369	51.9%	4,083	20.6%		44,452	45.5%
Operating Gross Profit (Loss)	10,786	13.9%	(727)	(3.7)%		10,059	10.3%
Interest Expense, net	8,513	11.0%	3,697	18.6%		12,210	12.5%
Depreciation and Amortization	1,196	1.5%	91	0.5%		1,287	1.3%
Other Corporate Expenses (a)	—	—	—	—	21,882	21,882	22.4%
Income (loss) from Continuing Operations, before tax	1,077	1.4%	(4,515)	(22.7)%	(21,882)	(25,320)	(25.9)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments.

Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2017.

	As of and for the nine months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$212,149	100.0%	$52,015	100.0%		$264,164	100.0%
Provision for Loan Losses	54,037	25.5%	32,495	62.5%		86,532	32.8%
Other Operating Expenses	117,933	55.6%	7,019	13.5%		124,952	47.3%
Operating Gross Profit	40,179	18.9%	12,501	24.0%		52,680	19.9%
Interest Expense, net	24,566	11.6%	11,446	22.0%		36,012	13.6%
Depreciation and Amortization	3,418	1.6%	359	0.7%		3,777	1.4%
Lease Termination Expenses	—	—	1,762	3.4%		1,762	0.7%
Other Corporate Expenses (a)	—	—	—	—	62,358	62,358	23.6%
Income (loss) from Continuing Operations, before tax	12,195	5.7%	(1,066)	(2.0)%	(62,358)	(51,229)	(19.4)%

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the nine months ended September 30, 2017.

	As of and for the three months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$79,767	100.0%	$22,012	100.0%		$101,779	100.0%
Provision for Loan Losses	21,158	26.6%	11,459	52.0%		32,617	32.1%
Other Operating Expenses	39,186	49.1%	1,360	6.2%		40,546	39.8%
Operating Gross Profit	19,423	24.3%	9,193	41.8%		28,616	28.1%
Interest Expense, net	8,672	10.9%	2,324	10.6%		10,996	10.8%
Depreciation and Amortization	1,076	1.3%	209	0.9%		1,285	1.3%
Loss on Sale of Subsidiary	2,537	3.2%	—	—		2,537	0.8%
Goodwill Impairment	28,949	36.3%	—	—		28,949	9.4%
Gain on Debt Extinguishment (a)	—	—	—	—	(2,265)	(2,265)	(0.7)%
Other Corporate Expenses (a)	—	—	—	—	20,008	20,008	19.7%
Income (loss) from Continuing Operations, before tax	(21,811)	(27.3)%	6,660	30.3%	(17,743)	(32,894)	(32.3)%

(a)Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2016.

	As of and for the nine months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$235,463	100.0%	$72,202	100.0%		$307,665	100.0%
Provision for Loan Losses	50,836	21.6%	38,528	53.4%		89,364	29.1%
Other Operating Expenses	119,241	50.6%	9,419	13.0%		128,660	41.8%
Operating Gross Profit	65,386	27.8%	24,255	33.6%		89,641	29.1%
Interest Expense, net	22,706	9.6%	10,600	14.7%		33,306	10.8%
Depreciation and Amortization	3,052	1.3%	664	0.9%		3,716	1.2%
Loss on Sale of Subsidiary	4,106	1.7%	—	—		4,106	1.3%
Goodwill Impairment	28,949	12.3%	—	—		28,949	9.4%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(21.2)%
Other Corporate Expenses (a)	—	—	—	—	64,394	64,394	20.9%
Income from Continuing Operations, before tax	6,573	2.8%	12,991	18.0%	723	20,287	6.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and other corporate expenses as unallocated.

There were no intersegment revenues for the nine months ended September 30, 2016.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and the U.S. statutory rate is primarily due to non-deductible expenses, state taxes and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at September 30, 2017, and December 31, 2016.

At September 30, 2017, the Company had gross deferred tax assets of $56,931 and a net deferred tax liability of $10,310. At December 31, 2016, the Company had gross deferred tax assets of $40,037 and a net deferred tax liability of $9,675. A valuation allowance of $67,241 and $49,712 was recognized at September 30, 2017 and December 31, 2016, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized. The deferred tax liability of $10,310 represents a source of future taxable income related to our indefinite lived intangibles that for financial reporting purposes cannot be used to support the realization of deferred tax assets with a finite life.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $35,286 and $36,927, respectively. The accrual for third party lender losses related to these obligations totaled $4,349 and $3,099 as of September 30, 2017 and December 31, 2016, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

Note 14. Equity Method Investment

In September 2017, the Company entered into a joint venture with a third-party in which the joint venture will be managed by the third party and will offer insurance products through select retail locations in a certain market. The Company accounted for the joint venture by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s statement of income and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

At September 30, 2017, the carrying value of the Company’s investment in the joint venture was $166 and is disclosed as part of other current assets on the Consolidated Balance Sheet.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $6,300. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 16. Supplemental Condensed Consolidating Guarantor and Non‑ Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of September 30, 2017, and December 31, 2016, and for the nine months ended September 30, 2017, and 2016, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. The non-guarantor subsidiaries are Florida II, which was sold on February 1, 2016, CCFI Funding LLC, CCFI Funding II LLC, Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CSSC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The UK, Canada, and Australia entities, and their subsidiaries, were dissolved during or prior to the first quarter of 2017. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

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

The supplemental guarantor information required by GAAP distinguishes between non-guarantor and guarantor financial information based on the legal entities and the guarantor requirements contained in the Indentures governing the 2019 notes, 2020 notes, and the Company’s revolving credit agreement. ASC 350-20, Intangibles - Goodwill and Other, however, requires that goodwill be allocated to reporting units irrespective of which legal entity the goodwill is associated with.  When a portion of a reporting unit is sold, goodwill is allocated to the business disposed of based on the relative fair values of the business sold and the retained portion of the reporting unit. The sale of Florida II on February 1, 2016, resulted in a reduction of goodwill of $5,691 for the Company’s Retail services segment, with the remaining goodwill of approximately $25,344 allocated to Florida II’s guarantor parent. The book loss on the sale of Florida II is $1,569 whereas the tax loss on the sale of Florida II is $24,062. For tax purposes, all of the goodwill associated with the original Florida II acquisition was taken as a deduction in the year it was disposed, which reflects the difference in the book and tax treatment of goodwill associated with an individual acquisition.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (unaudited)

September 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$84,344	$8,397	$—	$92,741
Restricted cash	—	5,240	—	—	5,240
Finance receivables, net	—	41,462	55,080	—	96,542
Card related pre-funding and receivables	—	1,121	—	—	1,121
Other current assets	—	28,204	2,784	(12,106)	18,882
Total current assets	—	160,371	66,261	(12,106)	214,526
Noncurrent Assets
Investment in subsidiaries	366,021	—	—	(366,021)	—
Finance receivables, net	—	7,528	—	—	7,528
Leasehold improvements and equipment, net	—	30,529	—	—	30,529
Goodwill	—	113,500	—	—	113,500
Other intangible assets	—	1,047	—	—	1,047
Security deposits	—	2,502	—	—	2,502
Total assets	$366,021	$315,477	$66,261	$(378,127)	$369,632
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$51,948	$—	$(2,618)	$49,330
Money orders payable	—	8,362	—	—	8,362
Accrued interest	11,293	3	3,636	(3,635)	11,297
Current portion of capital lease obligation	—	514	—	—	514
Current portion of subsidiary note payable	—	117	—	—	117
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	4,521	—	—	4,521
Total current liabilities	11,293	65,465	9,489	(12,106)	74,141
Noncurrent Liabilities
Lease termination payable	—	1,720	—	—	1,720
Capital lease obligation	—	10	—	—	10
Lines of credit	44,698	—	—	—	44,698
Subsidiary note payable	—	1,849	59,084	—	60,933
Senior secured notes	247,826	—	—	—	247,826
Deferred revenue	—	6,504	—	—	6,504
Deferred tax liability	—	10,310	—	—	10,310
Total liabilities	303,817	85,858	68,573	(12,106)	446,142
Stockholders' Equity (Deficit)	62,204	229,619	(2,312)	(366,021)	(76,510)
Total liabilities and stockholders' equity	$366,021	$315,477	$66,261	$(378,127)	$369,632

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,777	$34,556	$—	$106,333
Restricted cash	—	3,015	—	—	3,015
Finance receivables, net	—	71,603	16,357	—	87,960
Short-term investments, certificates of deposit	—	500	—	—	500
Card related pre-funding and receivables	—	1,545	—	—	1,545
Other current assets	—	28,438	3,192	(12,226)	19,404
Total current assets	—	176,878	54,105	(12,226)	218,757
Noncurrent Assets
Investment in subsidiaries	343,638	—	—	(343,638)	—
Finance receivables, net	—	5,859	—	—	5,859
Leasehold improvements and equipment, net	—	36,431	—	—	36,431
Goodwill	—	113,290	—	—	113,290
Other intangible assets	—	1,412	—	—	1,412
Security deposits	—	2,614	—	—	2,614
Total assets	$343,638	$336,484	$54,105	$(355,864)	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$40,208	$428	$(3,634)	$37,002
Money orders payable	—	8,209	—	—	8,209
Accrued interest	4,517	10	2,939	(2,739)	4,727
Current portion of capital lease obligation	—	1,155	—	—	1,155
Current portion of lines of credit	—	2,236	—	—	2,236
Current portion of subsidiary note payable	—	112	7,295	—	7,407
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,753	—	—	2,753
Total current liabilities	4,517	54,683	16,515	(12,226)	63,489
Noncurrent Liabilities
Lease termination payable	—	1,066	—	—	1,066
Capital lease obligation	—	292	—	—	292
Lines of credit	29,840	—	—	—	29,840
Subsidiary note payable	—	1,934	39,407	—	41,341
Senior secured notes	246,929	—	—	—	246,929
Deferred revenue	—	10,055	—	—	10,055
Deferred tax liability		9,675	—	—	9,675
Total liabilities	281,286	77,705	55,922	(12,226)	402,687
Stockholders' Equity (Deficit)	62,352	258,779	(1,817)	(343,638)	(24,324)
Total liabilities and stockholders' equity	$343,638	$336,484	$54,105	$(355,864)	$378,363

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$107,844	$46,945	$—	$154,789
Credit service fees	—	55,311	—	—	55,311
Check cashing fees	—	35,097	—	—	35,097
Card fees	—	6,166	—	—	6,166
Dividend	—	15,000	—	(15,000)	—
Other	—	13,198	497	(894)	12,801
Total revenues	—	232,616	47,442	(15,894)	264,164

Operating expenses:
Salaries	—	52,829	—	—	52,829
Provision for loan losses	—	54,413	32,119	—	86,532
Occupancy	—	19,857	—	—	19,857
Advertising and marketing	—	5,720	—	—	5,720
Lease termination costs	—	959	—	—	959
Depreciation and amortization	—	7,176	—	—	7,176
Other	—	38,411	—	—	38,411
Total operating expenses	—	179,365	32,119	—	211,484
Operating gross profit	—	53,251	15,323	(15,894)	52,680

Corporate expenses	—	62,061	297	—	62,358
Intercompany management fee	—	(2,447)	2,447	—	—
Lease termination costs	—	1,762	—	—	1,762
Depreciation and amortization	—	3,777	—	—	3,777
Interest expense, net	27,804	597	8,505	(894)	36,012
Interest expense allocation	(27,804)	27,804	—	—	—
Total corporate and other expenses	—	93,554	11,249	(894)	103,909
Income (loss) before income taxes	—	(40,303)	4,074	(15,000)	(51,229)
Provision (benefit) for income taxes	—	786	(80)	294	999
Net income (loss)	$—	$(41,089)	$4,154	$(15,294)	$(52,228)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$138,486	$44,403	$—	$182,889
Credit service fees	—	65,188	—	—	65,188
Check cashing fees	—	36,508	545	—	37,053
Card fees	—	6,074	38	—	6,112
Dividend	—	12,000	—	(12,000)	—
Other	—	16,861	442	(880)	16,423
Total revenues	—	275,117	45,428	(12,880)	307,665

Operating expenses:
Salaries	—	52,312	613	—	52,925
Provision for loan losses	—	64,171	25,193	—	89,364
Occupancy	—	19,942	253	(11)	20,184
Advertising and marketing	—	6,026	4	—	6,030
Lease termination costs	—	1,272	4	—	1,276
Depreciation and amortization	—	7,620	78	—	7,698
Other	—	40,038	509	—	40,547
Total operating expenses	—	191,381	26,654	(11)	218,024
Operating gross profit	—	83,736	18,774	(12,869)	89,641

Corporate expenses	—	63,970	424	—	64,394
Intercompany management fee	—	(1,993)	1,993	—	—
Depreciation and amortization	—	3,708	8	—	3,716
Interest expense, net	26,499	639	7,037	(869)	33,306
Interest expense allocation	(26,499)	26,499	—	—	—
Loss on sale of subsidiary	—	4,106	—	—	4,106
Gain on debt extinguishment	(65,117)	—	—	—	(65,117)
Goodwill impairment	—	28,949	—	—	28,949
Total corporate and other expenses	(65,117)	125,878	9,462	(869)	69,354
Income (loss) before income taxes	65,117	(42,142)	9,312	(12,000)	20,287
Provision (benefit) for income taxes	45,101	(29,188)	6,450	(8,312)	14,051
Net income (loss)	$20,016	$(12,954)	$2,862	$(3,688)	$6,236

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,670)	$58,071	$23,185	$—	$67,586
Cash flows from investing activities
Investment in subsidiary	—	(10,000)	—	10,000	—
Net receivables originated	—	(25,558)	(70,842)	—	(96,400)
Net acquired assets, net of cash	—	(373)	—	—	(373)
Purchase of leasehold improvements and equipment	—	(6,315)	—	—	(6,315)
Net cash used in investing activities	—	(42,246)	(70,842)	10,000	(103,088)
Cash flows from financing activities
Capital contributed	—	—	10,000	(10,000)	—
Proceeds from subsidiary note	—	—	20,000	—	20,000
Payments on subsidiary note	—	(85)	(7,300)	—	(7,385)
Payments on capital lease obligations	—	(923)	—	—	(923)
Net proceeds (payments) on lines of credit	16,400	(2,250)	—	—	14,150
Debt issuance costs	(2,730)	—	(1,202)	—	(3,932)
Net cash provided by (used in) financing activities	13,670	(3,258)	21,498	(10,000)	21,910
Net increase (decrease) in cash and cash equivalents	—	12,567	(26,159)	—	(13,592)
Cash and cash equivalents:
Beginning	—	71,777	34,556	—	106,333
Ending	$—	$84,344	$8,397	$—	$92,741

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$32,597	$41,415	$29,337	$103,349
Cash flows from investing activities
Net receivables originated	—	(34,754)	(27,763)	(62,517)
Net acquired assets, net of cash	—	(296)	—	(296)
Purchase of leasehold improvements and equipment	—	(7,486)	(9)	(7,495)
Net cash used in investing activities	—	(42,536)	(27,772)	(70,308)
Cash flows from financing activities
Repurchase of senior secured notes	(38,809)	—	—	(38,809)
Proceeds from subsidiary note	—	1,165	13,100	14,265
Payments on subsidiary note	—	(218)	—	(218)
Proceeds on CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations, net	—	(1,022)	(10)	(1,032)
Proceeds on lines of credit	4,500	2,250	—	6,750
Debt issuance costs	1,712	(46)	(996)	670
Net cash provided by (used in) financing activities	(32,597)	1,629	12,594	(18,374)
Net increase in cash and cash equivalents	—	508	14,159	14,667
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$70,494	$43,114	$113,608

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

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of September 30, 2017, we operated 502 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 31 states.

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

Factors Affecting Our Results of Operations

Closure of Utah Facility

In February 2017, the Company closed the Utah office that was acquired in 2012 when we purchased, Direct Financial Solutions, our internet business. All call center operations have been fully integrated into the Company’s primary headquarters in Dublin, Ohio. During the nine months ended September 30, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets associated with this consolidation.

Quarterly Performance

The net loss for the current quarter reflects the heightened provision for loan losses necessary for expansion of the portfolios to achieve profitability. The Company’s gross finance receivables of $124.0 million at September 30, 2017 were an increase of $18.2 million, or 17.3%, over the gross finance receivables at June 30, 2017. The corresponding increase in the allowance for loan losses and accrual for third-party lender losses reduced profitability by $5.4 million for the three months ended September 30, 2017. The increase in the allowance rate is also the result of the shift in mix, with new customers making up a larger percentage of our overall portfolio. In addition, a change in our credit service organization default policy resulted in a $3.3 million charge in the current quarter.

The Company also took a number of steps to reduce its expense burden in an effort to return to historic levels of profitability.   We expect that a decrease in our workforce during the quarter will result in annual costs savings of $4.1 million. The severance charge in the current quarter was $0.7 million. In addition, the strategic decision was made to cease offering insurance through a third-party in certain retail locations. Certain assets of other locations were contributed to the equity method investment discussed in Note 14. This program had operated at a loss of $1.7 million for the twelve month period ended September 30, 2017.

Retail Platform

During the nine months ended September 30, 2017, the Company opened forty-seven retail locations and closed sixty-three retail locations. The closed retail locations had direct costs of $5.1 million for the prior twelve months.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2016, and the nine months ended September 30, 2017.

		Nine Months
	Year Ended	Ended
	December 31,	September 30,
	2016	2017
# of Locations
Beginning of Period	525	518
Acquired (a)	120	—
Opened (b)	—	47
Sold (a)	76	-
Closed	51	63
End of Period	518	502

Number of states served by our internet operations	32	31

(a)	Amounts include the 98 locations acquired and 33 locations sold as part of the swap transaction with QC Holdings in 2016, which we refer to as the QC transaction.
(b)	Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our physical locations as of December 31, 2016, and September 30, 2017:

	December 31,	September 30,
	2016	2017
Alabama	46	41
Arizona	38	31
California	191	164
Florida	16	15
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	24	57
Ohio	99	92
Oregon	2	2
Tennessee	25	24
Virginia	27	26
	518	502

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

Changes in Legislation & Regulation

The CFPB Arbitration Rule

On July 10, 2017, the Consumer Financial Protection Bureau (“CFPB”) adopted the final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the Anti-Arbitration Rule. The Anti-Arbitration Rule was published in the Federal Register on July 19, 2017, and overturned by Congress on October 24, 2017, based on the Congressional Review Act.  On November 1, 2017, President Trump signed Congress's resolution repealing the CFPB's Anti-Arbitration Rule, officially invalidating the rule.  As a result of the Anti-Arbitration Rule having been disapproved under the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or from issuing a new rule that is substantially the same, unless the reissued or new rule is specifically authorized by a law enacted after the date of the resolution of disapproval.

The CFPB Payday, Vehicle Title and Certain High-Cost Installment Loans Rules

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

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans. The CFPB accepted comments on the proposed rules through October 7, 2016.   On October 4, 2017, the CFPB released its final rule applicable to payday, title and certain high-cost installment loans (“CFPB Rule”). The provisions of the CFPB Rule directly applicable to us are scheduled to become effective 21 months after the CFPB Rule is published in the Federal Register, meaning that the rule will be effective no earlier than August 2019, and later if the publication occurs after November 2017.  The CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act. Moreover, after the current CFPB Director leaves office, either at the end of his scheduled term in July 2018 or sooner, his successor could suspend, delay, modify or withdraw the CFPB Rule. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties.

In its current form, the CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house or ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The CFPB Rule excludes from coverage, among other loans: (1) purchase-money credit secured by the vehicle or other goods financed (but not unsecured purchase-money credit or credit that finances services as opposed to goods); (2) real property or dwelling-secured credit if the lien is recorded or perfected; (3) credit cards; (4) student loans; (5) non-recourse pawn loans; and (6) overdraft services and overdraft lines of credit. These exclusions do not apply to our loans.

Under the provisions of the CFPB Rule applicable to covered short-term loans and covered longer-term balloon-payment loans, to make a conforming loan a lender will need to choose between the following two options.

A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer’s written statement regarding his or her housing expense. As part of the ATR determination, the CFPB Rule permits lenders and consumers in certain circumstances to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access, and to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30-day cooling off period applies after a sequence of three covered short-term or longer-term balloon payment loans.

A “principal-payoff option,” under which the lender may make up to three sequential loans, or so-called Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30-day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one-third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two-thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

Covered longer-term loans that are not balloon loans will not be subject to the foregoing requirements. However, these loans will be subject to the CFPB Rule’s “penalty fee prevention” provisions, which will apply to all covered loans. Under these provisions:

If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until the lender has provided a new notice to the borrower and the borrower has provided a new and specific authorization for additional payment transfers. The CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

A lender generally must give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel that the immediately preceding payment attempt.

The CFPB Rule also requires the CFPB’s registration of consumer reporting agencies as “registered information systems” to whom lenders must furnish information about covered short-term and longer-term balloon loans and from whom lenders must obtain consumer reports for use in extending such credit. If there is no registered information system or if no registered information system has been registered for at least 180 days, lenders will be unable to make Section 1041.6 Loans. The CFPB expects that there will be at least one registered information system in time for lenders to avail themselves of the option to make Section 1041.6 Loan by the effective date of the CFPB Rule.

Other Legislative and Regulatory Changes

The CFPB has announced tentative plans to propose rules affecting debt collection, debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending.

For a discussion of the potential impact of the CFPB Rule on the Company, see “Risk Factors— The CFPB has adopted rules applicable to our loans that could a material adverse effect on our business and results of operations, on our ability to offer short-term consumer loans, on our ability to obtain ACH payment authorizations, or on our credit facilities.”

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

Strategic Initiatives

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans. At that time, the Company expected these rules to be final in late 2018 or in early 2019. In anticipation of these rules, the Company enacted several strategic initiatives focused on consolidating underperforming locations and rationalizing headcount, expenses, and portfolios. The objectives of these strategic initiatives along with ongoing investments in compliance, risk, and information technology was to best position the Company to operate following the effective date of the CFPB rules. These changes, while undertaken in the long term interest of all of our stakeholders, negatively impacted the Company’s financial performance in the near term. Based on the growing uncertainty regarding the timing and content of the eventual rules, the Company resumed expanding its portfolios beginning in the first quarter of 2017.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 18.2% and 16.1% of short-term consumer loans at December 31, 2016, and September 30, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 10.2% and 9.1% of medium-term consumer loans at December 31, 2016, and September 30, 2017, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2016, and September 30, 2017, were $93.8 million and $104.1 million, respectively. The allowance for loan losses as of December 31, 2016, and September 30, 2017, were $16.2 million and $17.1 million, respectively. At December 31, 2016, and September 30, 2017, the allowance for loan losses was 14.7% and 14.1%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2016, and September 30, 2017, are as follows (in thousands):

	December 31,	September 30,
	2016	2017
Finance Receivables, net of unearned advance fees	$110,038	$121,186
Less: Allowance for loan losses	16,219	17,116
Finance Receivables, Net	$93,819	$104,070

The total changes to the allowance for loan losses for the three months ended September 30, 2016 and 2017, and the nine months ended September 30, 2016 and 2017, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Allowance for loan losses
Beginning of Period	$18,302	$12,952	$23,892	$16,219
Provisions for loan losses	24,058	28,218	65,092	59,272
Charge-offs, net	(25,418)	(24,054)	(72,042)	(58,375)
End of Period	$16,942	$17,116	$16,942	$17,116
Allowance as a percentage of finance receivables, net of unearned advance fees	14.6%	14.1%	14.6%	14.1%

The provision for loan losses for the three months ended September 30, 2016, and 2017 includes losses from returned items from check cashing of $1.7 million and $1.5 million, respectively, and third party lender losses of $6.9 million and $13.4 million, respectively. The provision for loan losses for the nine months ended September 30, 2016, and 2017 includes losses from returned items from check cashing of $4.6 million and $4.6 million, respectively, and third party lender losses of $19.6 million and $22.7 million, respectively.

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

On July 1, 2016, the Company entered in to a swap transaction and transferred its interests in Illinois, Kansas, Missouri, and Utah.  The test concluded that the Retail financial services reporting unit was impaired by $28.9 million as of July 1, 2016.

There was no impairment loss charged to operations for goodwill for the Retail services segment during the three months and nine months ended September 30, 2017.  The goodwill for the Internet services segment was fully impaired in 2014.

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

As of December 31, 2016, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $49.7 million of net deferred tax assets would not be realized in the foreseeable future. Based on pre-tax loss of $51.2 million for the nine months ended September 30, 2017, and the projected reversal of temporary items, the Company continues to maintain a valuation allowance against its deferred tax assets. In addition, due to the tax amortization of goodwill during the nine months ended September 30, 2017, the Company has additional book basis goodwill in excess of tax basis goodwill. As a result, the Company recorded $0.6 million of deferred tax expense and has increased its deferred tax liabilities as of September 30, 2017 to $10.3 million.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the unaudited financial statements for the quarterly period ended September 30, 2017, of the entities classified as “Non-Guarantor Subsidiaries” as of September 30, 2017, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing the 2019 notes and 2020 notes.  CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. As of September 30, 2017 and December 31, 2016, these unrestricted subsidiaries had total assets of $66.3 million and $54.1 million and total liabilities of $68.6 million and $55.9 million, respectively. For the nine months ended September 30, 2017 and 2016, they had total revenues of $47.4 million and $45.4 million, total operating expenses of $32.1 million and $26.7 million, and income before income taxes of $4.1 million and $9.3 million, respectively. Florida II was sold on February 1, 2016, and is included in the Statement of Operations for only the month ended January 31, 2016.

The remainder of the entities included under “non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing the 2019 notes and the 2020 notes and did not have material assets, liabilities, revenue or expenses during the period presented.

Results of Operations

Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

The following table sets forth key operating data for the three months ended September 30, 2016, and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Total Revenues	$101,779	$97,644	$(4,135)	(4.1%)	100.0%	100.0%
Operating Expenses
Salaries	17,577	18,040	463	2.6%	17.3%	18.5%
Provision for losses	32,617	43,133	10,516	32.2%	32.0%	44.2%
Occupancy	6,946	6,626	(320)	(4.6%)	6.8%	6.8%
Advertising and marketing	813	3,362	2,549	313.5%	0.8%	3.4%
Lease termination	175	—	(175)	(100.0%)	0.2%	—
Depreciation and amortization	2,424	2,311	(113)	(4.7%)	2.4%	2.4%
Other operating expenses	12,611	14,113	1,502	11.9%	12.4%	14.4%
Total Operating Expenses	73,163	87,585	14,422	19.7%	71.9%	89.7%
Income from Operations	28,616	10,059	(18,557)	(64.8%)	28.1%	10.3%
Corporate and other expenses
Corporate expenses	19,799	21,732	1,933	9.8%	19.5%	22.3%
Depreciation and amortization	1,285	1,287	2	0.2%	1.2%	1.4%
Interest expense, net	10,996	12,210	1,214	11.0%	10.8%	12.5%
Loss on sale of subsidiaries	2,537	—	(2,537)	(100.0%)	2.5%	—
Gain on debt extinguishment	(2,265)	—	2,265	100.0%	(2.2%)	—
Goodwill impairment	28,949	—	(28,949)	100.0%	28.4%	—
Income tax expense	7,731	333	(7,398)	95.7%	7.6%	0.2%
Total corporate and other expenses	69,032	35,562	(33,470)	(48.5%)	67.8%	36.4%
Net loss before management fee	(40,416)	(25,503)	14,913	(36.9%)	(39.7%)	(26.1%)
Sponsor management fee	209	150	(59)	(28.2%)	0.2%	0.2%
Net loss after management fee	$(40,625)	$(25,653)	$14,972	(36.9%)	(39.9%)	(26.3%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended September 30, 2016, and 2017:

	Three Months Ended
	September 30,
	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$289,774	$277,762
Number of loan transactions (in thousands)	811	780
Average new loan size	$357	$356
Average fee per new loan	$46.80	$48.35
Loan loss provision	$10,896	$14,438
Loan loss provision as a percentage of loan volume	3.8%	5.2%
Secured loans as percentage of total at September 30th	16.5%	16.1%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$57,469	$56,387
Number of loans outstanding	45,373	38,284
Average balance outstanding	$1,253	$1,473
Weighted average monthly percentage rate	16.1%	15.6%
Allowance as a percentage of finance receivables	25.4%	25.2%
Loan loss provision	$13,162	$13,780
Secured loans as percentage of total at September 30th	11.4%	9.1%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$511,705	$454,349
Number of checks cashed (in thousands)	995	825
Face amount of average check	$514	$550
Average fee per check	$11.78	$13.56
Returned check expense	$1,665	$1,491
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$37,960	$37,720	$(240)	(0.6%)	37.3%	38.6%
Medium-term Consumer Loan Fees and Interest	23,093	20,088	(3,005)	(13.0%)	22.7%	20.6%
Credit Service Fees	21,915	22,026	111	0.5%	21.5%	22.6%
Check Cashing Fees	11,723	11,192	(531)	(4.5%)	11.5%	11.5%
Prepaid Debit Card Services	1,924	2,046	122	6.3%	1.9%	2.1%
Other Income	5,164	4,572	(592)	(11.5%)	5.1%	4.6%
Total Revenue	$101,779	$97,644	$(4,135)	(4.1%)	100.0%	100.0%

For the three months ended September 30, 2017, total revenue has returned to within $4.1 million, compared to the same period in 2016, or 4.1%, primarily as a result of on-going efforts to expand short-term and medium-term consumer loan portfolios. These efforts commenced in the first quarter of 2017. The variance reported in the third quarter compares favorably to the negative variance of 17.5% reported in the second quarter of 2017.  Total revenue expanded from $81.2 million for the second quarter of 2017 to $97.6 million for the current quarter. The 20.3% quarterly growth from the second to third quarter of 2017 compares favorably to the 3.5% quarterly growth rate from the second to third quarter of 2016, and is primarily the result of loan portfolio expansion.

Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2017, decreased $0.2 million, or 0.6%, but increased as a percentage of total revenue from 37.3% to 38.6% compared to the same period in 2016. Short-term consumer loan revenue has nearly returned to prior year levels as a result of portfolio expansion in the preceding three quarters.

Revenue from medium-term consumer loans for the three months ended September 30, 2017, decreased $3.0 million, or 13.0%, compared to the same period in 2016. However, medium-term consumer loan revenue increased by $3.7 million from the preceding quarter in 2017.

Revenue from check cashing fees for the three months ended September 30, 2017, decreased $0.5 million, or 4.5%, compared to the same period in 2016. The decrease is primarily due to the consolidation of retail locations.

Revenue from other income for the three months ended September 30, 2017, decreased $0.6 million, or 11.5%, compared to the same period in 2016. The decrease is primarily related to collections related fees.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$17,577	$18,040	$463	2.6%	17.3%	18.5%
Provision for Loan Losses	32,617	43,133	10,516	32.2%	32.0%	44.2%
Occupancy	6,946	6,626	(320)	(4.6%)	6.8%	6.8%
Depreciation & Amortization	2,424	2,311	(113)	(4.7%)	2.4%	2.4%
Advertising & Marketing	813	3,362	2,549	313.5%	0.8%	3.4%
Lease Termination Costs	175	—	(175)	(100.0%)	0.2%	0.0%
Bank Charges (a)	2,102	1,800	(302)	(14.4%)	2.1%	1.8%
Store Supplies	540	457	(83)	(15.4%)	0.5%	0.5%
Collection Expenses	566	385	(181)	(32.0%)	0.6%	0.4%
Telecommunications	1,993	1,801	(192)	(9.6%)	2.0%	1.8%
Security	629	569	(60)	(9.5%)	0.6%	0.6%
License & Other Taxes	369	507	138	37.4%	0.4%	0.5%
Loss on Asset Disposal	35	368	333	951.4%	0.0%	0.4%
Verification Processes	207	1,733	1,526	737.2%	0.2%	1.8%
Other Operating Expenses	6,170	6,493	323	5.2%	6.0%	6.6%
Total Operating Expenses	73,163	87,585	14,422	19.7%	71.9%	89.7%
Income from Operations	$28,616	$10,059	$(18,557)	(64.8%)	28.1%	10.3%
(a)	Bank charges include credit card fees previously included in other operating expenses.

Total operating expenses increased $14.4 million, or 19.7%, for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to an increased focus on marketing and the increased provision related to growing loan portfolios.

The provision for loan losses increased $10.5 million, or 32.2%, for the three months ended September 30, 2017 as compared to the same period in the prior year primarily related to market share expansion, growing loan portfolios, and the $3.3 million charge for a change in our CSO default policy.

Advertising and marketing expense increased by $2.5 million, or 313.5%, for the three months ended September 30, 2017, as compared to the prior period, reflecting a focus on market share expansion and growing loan portfolios.

Verification processes expense increased by $1.5 million, or 737.2%, for the three months ended September 30, 2017, as compared to the prior period, reflecting a focus on portfolio expansion.

Corporate and Other Expenses

	Three Months Ended September 30,
(dollars in thousands)	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$19,799	$21,732	$1,933	9.8%	19.5%	22.3%
Depreciation & Amortization	1,285	1,287	2	0.2%	1.3%	1.4%
Sponsor Management Fee	209	150	(59)	(28.2%)	0.2%	0.2%
Interest expense, net	10,996	12,210	1,214	11.0%	10.8%	12.5%
Goodwill Impairment	28,949	—	(28,949)	(100.0%)	28.4%	—
Loss on Sale of Subsidiary	2,537	—	(2,537)	(100.0%)	2.5%	—
Gain on Debt Extinguishment	(2,265)	—	2,265	(100.0%)	(2.2%)	—
Income tax expense	7,731	333	(7,398)	95.7%	7.6%	0.2%
Total Corporate and Other Expenses	$69,241	$35,712	$(33,529)	(48.4%)	68.0%	36.6%

The increase in corporate expenses from $19.8 million to $21.7 million, for the three months ended September 30, 2017, as compared to the prior year period, or an increase of 9.8%, is primarily the result of severance payments resulting from the workforce reduction during the quarter offset by the expansion of corporate functions to support portfolio growth.

Interest expense increased by $1.2 million, or 11.0%, for the three months ended September 30, 2017, as compared to the prior year due to an increase in the Company’s indebtedness.

The $28.9 million goodwill impairment was recorded in the prior year when the Company determined that the Retail financial services segment was impaired after performing an analysis of the expected effects of the CFPB’s rules on future performance.

The $2.5 million loss on sale of a subsidiary is the result of goodwill disposed in the QC transaction during the three months ended September 30, 2016, which was not replicated in 2017.

The $2.3 million gain on debt extinguishment is the result of the Company repurchasing $4.6 million of its outstanding senior secured notes during the three months ended September 30, 2016, which was not replicated in 2017.

Income tax expense decreased by $7.4 million, or 95.7%, for the three months ended September 30, 2017, as compared to the prior year due to the earnings and the additional valuation allowance taken against our deferred tax assets in the prior year as compared to the loss in the current period. The current period tax expense relates to the tax effect of amortization on indefinite lived intangibles.

Business Segment Results of Operations for the Three Months Ended September 30, 2017, and September 30, 2016

The following tables present summarized financial information for our segments:

	As of and for the three months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$77,732	100.0%	$19,912	100.0%		$97,644	100.0%
Provision for Loan Losses	26,577	34.2%	16,556	83.1%		43,133	44.2%
Other Operating Expenses	40,369	51.9%	4,083	20.6%		44,452	45.5%
Operating Gross Profit (Loss)	10,786	13.9%	(727)	(3.7)%		10,059	10.3%
Interest Expense, net	8,513	11.0%	3,697	18.6%		12,210	12.5%
Depreciation and Amortization	1,196	1.5%	91	0.5%		1,287	1.3%
Other Corporate Expenses (a)	—	—	—	—	21,882	21,882	22.4%
Income (loss) from Continuing Operations, before tax	1,077	1.4%	(4,515)	(22.7)%	(21,882)	(25,320)	(25.9)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2017.

	As of and for the three months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$79,767	100.0%	$22,012	100.0%		$101,779	100.0%
Provision for Loan Losses	21,158	26.6%	11,459	52.0%		32,617	32.1%
Other Operating Expenses	39,186	49.1%	1,360	6.2%		40,546	39.8%
Operating Gross Profit	19,423	24.3%	9,193	41.8%		28,616	28.1%
Interest Expense, net	8,672	10.9%	2,324	10.6%		10,996	10.8%
Depreciation and Amortization	1,076	1.3%	209	0.9%		1,285	1.3%
Loss on Sale of Subsidiary	2,537	3.2%	—	—		2,537	0.8%
Goodwill Impairment	28,949	36.3%	—	—		28,949	9.4%
Gain on Debt Extinguishment (a)	—	—	—	—	(2,265)	(2,265)	(0.7)%
Other Corporate Expenses (a)	—	—	—	—	20,008	20,008	19.7%
Income (loss) from Continuing Operations, before tax	(21,811)	(27.3)%	6,660	30.3%	(17,743)	(32,894)	(32.3)%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the three months ended September 30, 2016.

Retail Financial Services

Retail financial services represented 79.6%, or $77.7 million, of consolidated revenues for the three months ended September 30, 2017, which was a decrease of $2.0 million, or 2.6%, over the prior period. Retail financial services revenue of $77.7 million for the third quarter of 2017 was an increase of $12.0 million, or 18.3%, from $65.7 million for the second quarter of 2017.

Internet Financial Services

For the three months ended September 30, 2017, total revenues contributed by our Internet financial services segment was $19.9 million, a decrease of $2.1 million, or 9.5%, over the prior year comparable period. Internet financial services revenue of $19.9 million for the third quarter of 2017 was an increase of $4.5 million, or 29.2%, from $15.4 million for the second quarter of 2017.

Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

The following table sets forth key operating data for the nine months ended September 30, 2016, and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Total Revenues	$307,665	$264,164	$(43,501)	(14.1%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	52,925	52,829	(96)	(0.2%)	17.2%	20.0%
Provision for losses	89,364	86,532	(2,832)	(3.2%)	29.0%	32.8%
Occupancy	20,184	19,857	(327)	(1.6%)	6.6%	7.5%
Advertising and marketing	6,030	5,720	(310)	(5.1%)	2.0%	2.2%
Lease termination	1,276	959	(317)	(24.8%)	0.4%	0.4%
Depreciation and amortization	7,698	7,176	(522)	(6.8%)	2.5%	2.7%
Other operating expenses	40,547	38,411	(2,136)	(5.3%)	13.2%	14.5%
Total Operating Expenses	218,024	211,484	(6,540)	(3.0%)	70.9%	80.1%
Income from Operations	89,641	52,680	(36,961)	(41.2%)	29.1%	19.9%
Corporate and other expenses
Corporate expenses	63,820	61,893	(1,927)	(3.0%)	20.7%	23.4%
Lease termination	—	1,762	1,762	100.0%	0.0%	0.7%
Depreciation and amortization	3,716	3,777	61	1.6%	1.2%	1.4%
Interest expense, net	33,306	36,012	2,706	8.1%	10.8%	13.6%
Loss on sale of subsidiaries	4,106	—	(4,106)	(100.0%)	1.3%	—
Gain on debt extinguishment	(65,117)	—	65,117	100.0%	(21.2%)	—
Goodwill impairment	28,949	—	(28,949)	(100.0%)	9.4%	—
Income tax expense	14,051	999	(13,052)	(92.9%)	4.7%	0.4%
Total corporate and other expenses	82,831	104,443	21,612	26.1%	26.9%	39.5%
Net income (loss) before management fee	6,810	(51,763)	(58,573)	(860.1%)	2.2%	(19.6%)
Sponsor management fee	574	465	(109)	(19.0%)	0.2%	0.2%
Net Income (Loss)	$6,236	$(52,228)	$(58,464)	937.5%	2.0%	(19.8%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2016, and 2017:

	Nine Months Ended
	September 30,
	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$811,527	$759,284
Number of loan transactions (in thousands)	2,242	2,075
Average new loan size	$362	$366
Average fee per new loan	$48.27	$48.35
Loan loss provision	$29,595	$30,264
Loan loss provision as a percentage of loan volume	3.6%	4.0%
Secured loans as percentage of total at September 30th	16.5%	16.1%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$57,469	$56,387
Number of loans outstanding	45,373	38,284
Average balance outstanding	$1,253	$1,473
Weighted average monthly percentage rate	16.1%	15.6%
Allowance as a percentage of finance receivables	25.4%	25.2%
Loan loss provision	$35,497	$29,008
Secured loans as percentage of total at September 30th	11.4%	9.1%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,602,065	$1,380,153
Number of checks cashed (in thousands)	3,062	2,478
Face amount of average check	$523	$557
Average fee per check	$12.10	$14.16
Returned check expense	$4,642	$4,586
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Nine Months Ended September 30,
	2016	2017	Decrease		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$108,213	$100,349	$(7,864)	(7.3%)	35.2%	38.0%
Medium-term Consumer Loan Fees and Interest	74,676	54,440	(20,236)	(27.1%)	24.3%	20.6%
Credit Service Fees	65,188	55,311	(9,877)	(15.2%)	21.2%	20.9%
Check Cashing Fees	37,053	35,097	(1,956)	(5.3%)	12.0%	13.3%
Prepaid Debit Card Services	6,112	6,166	54	0.9%	2.0%	2.3%
Other Income	16,423	12,801	(3,622)	(22.1%)	5.3%	4.9%
Total Revenue	$307,665	$264,164	$(43,501)	(14.1%)	100.0%	100.0%

For the nine months ended September 30, 2017, total revenue decreased $43.5 million, or 14.1%, compared to the same period in 2016. During the first three quarters of 2016, the Company’s focus was on on-line portfolio performance and rationalization resulting in more restrictive underwriting standards. Beginning in the first quarter of 2017, the Company began to expand the short-term and medium-term consumer loan portfolios resulting in total revenue growing from $81.2 million for the second quarter of 2017 to $97.6 million for the current quarter.

Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2017, decreased $7.9 million, or 7.3%, but increased as a percentage of total revenue from 35.2% to 38.0% compared to the same period in 2016.  The third quarter revenue of $37.7 million, was an increase over the second quarter revenue of $31.6 million, or 19.5%.

Revenue from medium-term consumer loans for the nine months ended September 30, 2017, decreased $20.2 million, or 27.1%, compared to the same period in 2016. The third quarter revenue of $20.0 million was an increase over the second quarter revenue of $16.4 million.

Revenue from credit service fees for the nine months ended September 30, 2017, decreased $9.9 million, or 15.2%, compared to the same period in 2016. The third quarter revenue of $22.0 million was an increase over the second quarter revenue of $15.1 million.

Revenue from check cashing fees for the nine months ended September 30, 2017, decreased $2.0 million, or 5.3%, but increased as a percentage of total revenue from 12.0% to 13.3%, compared to the same period in 2016. The decrease is primarily due to the sale and divesture of retail locations in the prior year, and the consolidation of underperforming retail locations.

Revenue from other income for the nine months ended September 30, 2017, decreased $3.6 million, or 22.1%, compared to the same period in 2016. The decrease is primarily collections related fees.

Operating Expenses

	Nine Months Ended September 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$52,925	$52,829	$(96)	(0.2%)	17.2%	20.0%
Provision for Loan Losses	89,364	86,532	(2,832)	(3.2%)	29.0%	32.8%
Occupancy	20,184	19,857	(327)	(1.6%)	6.6%	7.5%
Depreciation & Amortization	7,698	7,176	(522)	(6.8%)	2.5%	2.7%
Lease Termination Costs	1,276	959	(317)	(24.8%)	0.4%	0.4%
Advertising & Marketing	6,030	5,720	(310)	(5.1%)	2.0%	2.2%
Bank Charges (a)	7,281	5,475	(1,806)	(24.8%)	2.4%	2.1%
Store Supplies	1,543	1,278	(265)	(17.2%)	0.5%	0.5%
Collection Expenses	2,017	1,269	(748)	(37.1%)	0.7%	0.5%
Telecommunications	6,411	6,366	(45)	(0.7%)	2.1%	2.4%
Security	1,757	1,608	(149)	(8.5%)	0.6%	0.6%
License & Other Taxes	1,240	1,310	70	5.6%	0.4%	0.5%
Loss on Asset Disposal	1,445	1,242	(203)	(14.0%)	0.5%	0.5%
Verification Processes	2,195	3,167	972	44.3%	0.7%	1.2%
Other Operating Expenses	16,658	16,696	38	0.2%	5.3%	6.2%
Total Operating Expenses	218,024	211,484	(6,540)	(3.0%)	70.9%	80.1%
Income from Operations	$89,641	$52,680	$(36,961)	(41.2%)	29.1%	19.9%
(a)	Bank charges include credit card fees previously included in other operating expenses.

Total operating expenses decreased $6.5 million, or 3.0%, for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to the rationalization initiatives of the prior year and their on-going impact on the business during the current fiscal year. Additional factors contributing to the decline were the closure of underperforming retail locations and our cost containment initiatives.

The provision for loan losses decreased $2.8 million, or 3.2%, for the nine months ended September 30, 2017 as compared to the same period in the prior year. The decrease is the result of lower revenues during the nine months ended September 30, 2017, as compared to the prior year. The provision for loan losses as a percentage of revenue increased as compared to the prior year as the result of a shift in emphasis to portfolio expansion.

Bank charges decreased by $1.8 million, or 24.8%, for the nine months ended September 30, 2017, as compared to the prior period, primarily due to a decrease in ATM related fees.

Verification processes expense increased by $1.0 million, or 44.3%, for the nine months ended September 30, 2017, as compared to the prior period, reflecting an increase focus on loan portfolio expansion.

Corporate and Other Expenses

	Nine Months Ended September 30,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$63,820	$61,893	$(1,927)	(3.0%)	20.7%	23.4%
Lease termination costs	—	1,762	1,762	100.0%	—	0.7%
Depreciation & Amortization	3,716	3,777	61	1.6%	1.2%	1.4%
Sponsor Management Fee	574	465	(109)	(19.0%)	0.2%	0.2%
Interest expense, net	33,306	36,012	2,706	8.1%	10.9%	13.6%
Loss on Sale of Subsidiaries	4,106	—	(4,106)	(100.0%)	1.3%	—
Gain on Debt Extinguishment	(65,117)	—	65,117	100.0%	(21.2%)	—
Goodwill Impairment	28,949	—	(28,949)	(100.0%)	9.4%	—
Income tax expense	14,051	999	(13,052)	92.9%	4.6%	0.4%
Total Corporate and Other Expenses	$83,405	$104,908	$21,503	25.8%	27.1%	39.7%

The decrease in corporate expenses from $63.8 million to $61.9 million for the nine months ended September 30, 2017, as compared to the prior year period, or a decrease of 3.0%, is primarily the result of our cost containment initiatives, including the strategic initiatives described above and the closure of the Utah facility.

The $1.8 million increase in lease termination costs for the nine months ended September 30, 2017, as compared to the prior year period is the result of the closure of the Company’s Utah facility.

The $4.1 million loss on sale of subsidiary are the sale of the unrestricted subsidiary, Florida II, and the QC transaction both in the prior year, which was not replicated in 2017.

The $65.1 million gain on debt extinguishment is the result of the Company repurchasing $103.9 million of its outstanding senior secured notes during the nine months ended September 30, 2016, which was not replicated in 2017..

The $28.9 million goodwill impairment was recorded in the prior year when the Company determined that the Retail financial services segment was impaired after performing an analysis of the expected effects of the CFPB’s rules on future performance.

Income tax expense decreased by $13.1 million, or 92.9%, for the nine months ended September 30, 2017, as compared to the prior year due to the earnings and the valuation allowance taken against our deferred tax assets in the prior year as compared to the loss in the current period. The current period tax expense relates to the tax effect of amortization on indefinite lived intangibles.

Business Segment Results of Operations for the Nine Months Ended September 30, 2017, and September 30, 2016

The following tables present summarized financial information for our segments:

	As of and for the nine months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$212,149	100.0%	$52,015	100.0%		$264,164	100.0%
Provision for Loan Losses	54,037	25.5%	32,495	62.5%		86,532	32.8%
Other Operating Expenses	117,933	55.6%	7,019	13.5%		124,952	47.3%
Operating Gross Profit	40,179	18.9%	12,501	24.0%		52,680	19.9%
Interest Expense, net	24,566	11.6%	11,446	22.0%		36,012	13.6%
Depreciation and Amortization	3,418	1.6%	359	0.7%		3,777	1.4%
Lease Termination Expenses	—	—	1,762	3.4%		1,762	0.7%
Other Corporate Expenses (a)	—	—	—	—	62,358	62,358	23.6%
Income (loss) from Continuing Operations, before tax	12,195	5.7%	(1,066)	(2.0)%	(62,358)	(51,229)	(19.4)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the nine months ended September 30, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$319,451		$74,158			$393,609
Goodwill	112,997		—			112,997
Other Intangible Assets	569		967			1,536
Total Revenues	$235,463	100.0%	$72,202	100.0%		$307,665	100.0%
Provision for Loan Losses	50,836	21.6%	38,528	53.4%		89,364	29.1%
Other Operating Expenses	119,241	50.6%	9,419	13.0%		128,660	41.8%
Operating Gross Profit	65,386	27.8%	24,255	33.6%		89,641	29.1%
Interest Expense, net	22,706	9.6%	10,600	14.7%		33,306	10.8%
Depreciation and Amortization	3,052	1.3%	664	0.9%		3,716	1.2%
Loss on Sale of Subsidiary	4,106	1.7%	—	—		4,106	1.3%
Goodwill Impairment	28,949	12.3%	—	—		28,949	9.4%
Gain on Debt Extinguishment(a)	—	—	—	—	(65,117)	(65,117)	(21.2)%
Other Corporate Expenses (a)	—	—	—	—	64,394	64,394	20.9%
Income from Continuing Operations, before tax	6,573	2.8%	12,991	18.0%	723	20,287	6.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 80.3%, or $212.1 million, of consolidated revenues for the nine months ended September 30, 2017, which was a decrease of $23.3 million, or 9.9%, over the prior period. Retail financial services revenue of $77.7 million for the third quarter of 2017 was an increase of $12.0 million, or 18.3%, from $65.7 million for the second quarter of 2017.

Internet Financial Services

For the nine months ended September 30, 2017, total revenues contributed by our Internet financial services segment was $52.0 million, a decrease of $20.2 million, or 28.0%, over the prior period. Internet financial services revenue of $19.9 million for the third quarter of 2017 was an increase of $4.5 million, or 29.2%, from $15.4 million for the second quarter of 2017.

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

Nine Month Cash Flow Analysis

The table below summarizes our cash flows for the nine months ended September 30, 2016, and 2017.

	Nine Months Ending September 30,
(in thousands)	2016	2017
Net Cash Provided by Operating Activities	$103,349	$67,586
Net Cash Used in Investing Activities	(70,308)	(103,088)
Net Cash Provided by (Used in) Financing Activities	(18,374)	21,910
Net Increase (Decrease) in Cash and Cash Equivalents	$14,667	$(13,592)

Cash Flows from Operating Activities.  During the nine months ended September 30, 2017, net cash provided by operating activities was $67.6 million compared to $103.3 million during the prior year comparable period, a decrease of $35.7 million. Cash flows from operating activities decreased primarily due to the decline in net income, net of the non-cash impact of gain on debt extinguishment.

Cash Flows from Investing Activities.  During the nine months ended September 30, 2017, net cash used in investing activities was $103.1 million. The primary uses of cash were loan originations of $96.4 million and $6.3 million in capital expenditures. During the nine months ended September 30, 2016, net cash used in investing activities was $70.3 million, primarily attributable to loan originations and capital expenditures. The $32.8 million difference is primarily due to a focus on portfolio expansion in the current year.

Cash Flows from Financing Activities.  During the nine months ended September 30, 2017, net cash provided by financing activities was $21.9 million. The primary sources of cash were $20.0 million in proceeds from a subsidiary note and $14.2 million in net proceeds from lines of credit. During the nine months ended September 30, 2016, net cash used in financing activities was $18.4 million, primarily due to repurchases of senior secured notes partially offset by proceeds from subsidiary notes and draws on lines of credit.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $47.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. As of September 30, 2017, and December 31, 2016, we were in compliance with these covenants.

For the nine months ended September 30, 2016, we repurchased $103.9 million of our senior secured notes resulting in a $65.1 million gain on debt extinguishment. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights or otherwise and any such repurchases may be material.

Capital Expenditures

During the nine months ended September 30, 2017, the Company spent $6.3 million on capital expenditures and $7.5 million during the comparable period in the prior year. The decrease is primarily due to the Company’s cost containment initiatives.

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

On July 19, 2014, a guarantor subsidiary of ours entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are jointly and severally liable. The joint note had an outstanding balance of $1.2 million at September 30, 2017, and our share of the note was $0.9 million.

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

Loan Portfolio

As of September 30, 2017, we are licensed to offer loans in 34 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of September 30, 2017, and December 31, 2016, our total finance receivables net of unearned advance fees were approximately $121.2 million and $110.0 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2017, and December 31, 2016, the outstanding amount of active consumer loans guaranteed by the Company was $35.3 million and $36.9 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $4.3 million and $3.1 million as of September 30, 2017, and December 31, 2016, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of September 30, 2017, we had $359.3 million of indebtedness, of which, $47.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The CFPB has adopted rules applicable to our loans that could a material adverse effect on our business and results of operations, on our ability to offer short-term consumer loans, on our ability to obtain ACH payment authorizations, or on our credit facilities.  In addition, both the CFPB and state officials are authorized to bring enforcement actions against companies that violate federal consumer financial laws.

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

On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans. Following a comment period, on October 4, 2017, the CFPB released its final rule applicable to payday, title and certain high-cost installment loans or the CFPB Rule.  The provisions of the CFPB Rule directly applicable to us are scheduled to become effective 21 months after the CFPB Rule is published in the Federal

Register, meaning that the rule will be effective no earlier than August 2019, and later if the publication occurs after November 2017.  See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting our Results of Operations – Changes in Legislation and Regulation – The CFPB Payday, Vehicle Title and Certain High-Cost Installment Loans.” The CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act. Moreover, after the current CFPB Director leaves office, either at the end of his scheduled term in July 2018 or sooner, his successor could suspend, delay, modify or withdraw the CFPB Rule. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. Thus, it is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified.

This CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans,” such as our single-payment loans, and for “covered longer-term balloon-payment loans,” such as our revolving lines of credit, as currently structured. It establishes “penalty fee prevention” provisions that will apply to all of our loans, including our covered short-term loans, and our installment loans, which are “covered longer-term loans” under the CFPB Rule.

Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The ATR provisions of the CFPB Rule apply to covered short-term loans and covered longer-term balloon-payment loans but not to covered longer term loans. Under these provisions, to make a covered short-term loan or a covered longer-term balloon-payment loan, a lender has two options.

A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations.

A “principal-payoff option,” under which the lender may make up to three sequential loans, without engaging in an ATR analysis. The first of these so-called Section 1041.6 Loans in any sequence of Section 1041.6 Loans without a 30-day cooling off period between them is limited to $500, the second is limited to two-thirds of the first and the third is limited to one-third of the first. A lender may not use this option if (1) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon-payment loan that is not a Section 1041.6 Loan, or (2) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

We believe that conducting a comprehensive ATR analysis will be costly and it is possible that many short-term borrowers will not be able to pass a full payment test. Accordingly, we expect that the full payment test option will have little if any utility for us. The option to make Section 1041.6 Loans using the principal-payoff option may be more viable but the restrictions on these loans under the CFPB Rule will significantly reduce the permitted borrowings by individual consumers.  It is possible that the CFPB Rule will produce offsetting industry consolidation to our benefit, there can be no assurance that any positive effects from such a consolidation will be sufficient to compensate for the adverse impact the ATR provisions will have on individual borrowings.

The CFPB Rule’s penalty fee prevention provisions, which will apply to all covered loans, may have a greater impact on our operations than the ATR provisions of the CFPB Rule. Under these provisions, if two consecutive attempts to collect money from a particular account of the borrower are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until it provides notice of the unsuccessful attempts to the borrower and obtains from the borrower a new and specific authorization for additional payment transfers. Obtaining such authorization will be costly and in many cases not possible.

Additionally, the penalty fee prevention provisions will require the lender generally to give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. These requirements will necessitate revisions to our payment, customer notification, and compliance systems and create delays in initiating automated collection attempts where payments we initiate are initially unsuccessful.  If and when the CFPB Rule goes into effect, the penalty fee prevention provisions will impose substantial modifications in our current practices. These modifications would likely increase costs and reduce revenues. Accordingly, this aspect of the CFPB Rule could have a substantial adverse impact on our results of operations. In addition, although the dates of publication in the Federal Register and implementation remain uncertain, if the CFPB Rule is implemented in its current form, the rule would have a material adverse affect on our business, results of operations, and financial condition. For a further discussion of the CFPB Rule, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting our Results of Operations – Changes in Legislation and Regulation – The CFPB Payday, Vehicle Title and Certain High-Cost Installment Loans.”

Judicial decisions, amendments to the Federal Arbitration Act, or actions by State legislative or regulatory bodies could render the arbitration agreements we use illegal or unenforceable.

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

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study.  Although the CFPB adopted the Anti-Arbitration Rule on July 19, 2017, it was overturned by Congress on October 24, 2017, based on the Congressional Review Act, and on November 1, 2017, President Trump officially invalidated that rule when he signed Congress's resolution repealing the CFPB's Anti-Arbitration Rule.  As a result of the Anti-Arbitration Rule having been disapproved under the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or from issuing a new rule that is substantially the same, unless the reissued or new rule is specifically authorized by a law enacted after the date of the resolution of disapproval.

Any judicial decisions, legislation in Congress or in the various states in which we operate, or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements or class action waivers would significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions and significantly increase our litigation expenses. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2017 (unaudited); (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer