Form 10-K
period 2017-12-31
Community Choice Financial Inc.
filed 2018-04-02
CIK 1528061

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-35537

COMMUNITY CHOICE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Ohio	45-1536453
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6785 Bobcat Way, Suite 200, Dublin, Ohio	43016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (888)  513-9395

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☐

(Note: As a voluntary filer not subject to the filing requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)

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

The number of shares of the registrant’s classes of common stock outstanding as of December 31, 2017 was: 7,990,020 shares of common stock, $0.01 par value.

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

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;
•	economic conditions;
•	the Company’s business and growth strategy;
•	fluctuations in quarterly operating results;
•	the integration of acquisitions;
•	statements as to liquidity and compliance with debt covenants;
•	the effects of terrorist attacks, war and the economy on the Company’s business;
•	expected increases in operating efficiencies and cost savings;
•	estimates of intangible asset impairments and amortization expense of customer relationships and other intangible assets;
•	the effects of legal proceedings, regulatory investigations and tax examinations;
•	the effect of regulations impacting the Company’s business;
•	the effects of new accounting pronouncements and changes in accounting guidance; and
•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to the Company’s ability to grow internally;
•	risks related to the Company’s ability to compete;
•	risks related to the Company’s substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;
•	risks related to the Company’s ability to incur additional debt;
•	risks related to the Company’s ability to restructure or refinance its current indebtedness on commercially reasonable terms, if at all;
•	risks related to the Company’s ability to meet liquidity needs;
•	risks related to the Company’s ability to execute fully on cost savings initiatives;
•	risks associated with acquisition integration;
•	the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;
•	risks related to fluctuations in quarterly operating results and cashflow;
•	the risk that the Company will not be able to improve margins;
•	risks related to changes in or new government regulations;
•	risks related to the discontinuance of banking or merchant processing relationships;
•	risks related to impairment of goodwill and other intangible assets;
•	risks related to litigation, regulatory investigations and tax examinations;
•	risks related to negative perception of our business;
•	risks related to our ability to attract new customers;
•	risks related to our concentration in certain markets;
•	risks related to our reliance on third party product or service providers;

•	risks related to our use of and reliance on consumer credit information and errors in our underwriting models;
•	risks related to the Company’s dependence on senior management;
•	risks related to security and privacy breaches;
•	risks associated with technology;
•	risks related to the availability of qualified employees;
•	risks related to reliance on independent telecommunications service providers;
•	risks related to possible future terrorist attacks;
•	risks related to natural disasters or the threat or outbreak of war or hostilities;
•	risks that our controlling shareholders’ interest may conflict with the interests of other investors;
•	risks that our business may suffer if our trademarks or service marks are infringed;
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

PART I

ITEM 1.BUSINESS

Overview

Community Choice Financial Inc. (“CCFI”) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Those subsidiaries are leading providers of alternative financial services to unbanked and underbanked consumers through a network of 489 retail storefronts across 12 states and are licensed to deliver similar financial services over the internet in 30 states as of December 31, 2017. We focus on providing a wide range of convenient consumer financial products and services to help customers manage their day-to-day financial needs, including consumer loans, check cashing, prepaid debit cards, money transfers, bill payments, insurance, and money orders. Although the majority of our customers have banking relationships, we believe that our customers use our financial services because they are convenient, easy to understand, and, in many instances, more affordable than available alternatives.

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

Locations and Operations

The following map illustrates the geography of our licensed operations as of December 31, 2017.

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free‑standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. Substantially, all of our stores are leased. Our stores, on average, occupy approximately 1,925  square feet. We are focused on increasing the customer’s awareness of each of our brands by using uniform signage for each brand and store design at each location. We currently operate stores under the following brands:

•	CheckSmart;

•	California Check Cashing Stores;

•	Cash 1 (pursuant to a license agreement);

•	Cash & Go;

•	First Virginia;

•	California Budget Finance (pursuant to a license agreement);

•	Quick Cash (pursuant to a license agreement);

•	QC Financial Services (pursuant to a license agreement);

•	Community Choice Financial; and

•	Easy Money.

Our stores are typically open earlier and later than other financial service providers to service customers at hours most convenient to them.  Additionally, 10 of our stores are open 24 hours a day.

To complement our retail stores we are licensed to offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2017.

	December 31,	December 31,	December 31,
	2015	2016	2017
# of Locations
Beginning of Period	530	525	518
Acquired (a)	—	120	—
Opened (b)	31	—	47
Sold (a)	—	76	—
Closed	36	51	76
End of Period	525	518	489

Number of states licensed for our internet operations	30	32	30

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

Our business is seasonal based on the liquidity and cash flow needs of our customers.  See “Seasonality” on page 70 for a further discussion of this seasonal effect.

The following chart reflects the major categories of services that we currently offer and the revenues from these services for the years ended December 31, 2016 and 2017:

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

The specific consumer loan products we offer vary by location, but generally include the following types of consumer loans:

•Short-Term Consumer Loans.  Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products are consumer loans that typically range in size from $100 to $1,000, whereby a customer receives proceeds, typically in exchange for a post-dated personal check or a pre-authorized debit from his or her bank account. We offer this product over the internet and in 373 of our 489 stores. We, as the lender, agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short-term consumer loans can be up to $5,000 and averaged approximately $363 during 2017. Fees charged vary from state to state, generally ranging from $8 to $18 per $100 borrowed. Secured short-term products are asset-based loans whereby the customer obtains cash and grants a security interest in collateral and the loan may be secured with a lien on the collateral. Secured loans with a maturity of 90 days or less represented  14.5% of short-term consumer loans at December 31, 2017.

•Medium-Term Consumer Loans.  In meeting our customers’ financial needs, we also offer unsecured and secured medium-term consumer loans. Principal amounts of unsecured medium-term products typically range from $100 to $5,000 and have maturities between three months and 36 months. These consumer loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The consumer loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer these consumer loans over the internet and in 332 of our 489 stores. Secured medium-term products typically range from $750 to $5,000 and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in collateral and consumer may be secured with a lien on collateral. Secured consumer loans with a maturity greater than 90 days represented  12.6% of medium-term consumer loans at December 31, 2017.

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

As of December 31, 2017, our gross receivables for short-term and medium-term consumer loans were $113.4 million. We analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our consumer loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term and medium-term consumer loans, accounted for 59.2% and 59.3% of our revenue for the years ended December 31, 2016 and 2017, respectively.

Credit Service Fees.  The Company offers a fee-based credit service program (“CSO Program”) to assist consumers in obtaining credit in certain markets through limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. Credit service fees accounted for 21.6% and 21.1%, respectively, of our revenue for the years ended December 31, 2016 and 2017.

Check Cashing.  We offer check cashing services in 487 of our  489  stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s tax identification number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss.  Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 12.0% and 12.6%, respectively, of our revenue for the years ended December 31, 2016 and 2017.

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

Prepaid debit card services accounted for  2.0% and 2.3%, respectively, of our revenue for the years ended December 31, 2016 and 2017.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services offered through our stores include money transfer, bill payment, money orders, insurance, and, international and domestic prepaid phone cards. Additionally, in certain states we provide customers with access to tax preparation services.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Revenue from other products and services which accounted for 5.2% and 4.7%, respectively, of our revenue for the years ended December 31, 2016 and 2017.

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

Employees & Training

As of December 31, 2017, we had 2,829 employees.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

All employees are subject to a formal training program that varies based on department and role, and may include:

•management training programs that cover employee hiring, discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

•an annual operations conference, which is region specific, with all regional vice presidents and directors, and which covers topics such as customer service, safety and security, better delivery of services and compliance with legal and regulatory requirements and procedures, and store management strategies;

•the on-going use of a web-based training tool to augment our on-the-job training, and effectively deliver and document our mandatory annual consumer compliance and anti-money laundering training and testing;

•new hire training, which consists of online and on-the-job training for a period of time commensurate with the complexity of the position: and

•opportunities to participate in other training events such as webinars, as appropriate for a given position.

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

We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and has allowed the implementation of new service enhancements. Each store runs Windows operating systems with a four to ten PC network that is connected to our corporate headquarters using a SD-WAN solution.

Our corporate data center consists of devices supporting our management information system, configured for redundancy and high availability. Our primary data processing operations run in two separate off-site co-location facilities.  Data is replicated between the sites. This maximizes the availability of centralized systems, optimizes up-time for store operations, and eliminates our corporate office as a single point of failure in case of disaster. We maintain and test a comprehensive disaster recovery plan for all critical information systems.

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

Collections

Collection efforts are performed by our collections center, enabling maximum efficiency and ensuring the application of standardized procedures and controls.  Collection practices comply with, as applicable, the stricter of federal or state regulations or industry best practices set forth by the trade associations of which we are members.  Depending upon the product, initial collection efforts are coordinated between the internal collection division and the retail location originating the loans.  As the receivable ages, collection responsibility shifts solely to the collections department.  The collections department attempts to resolve the account by communicating with consumers via letters and telephone calls.  If recovery efforts prove unsuccessful, the obligation may be sent to a third-party collections agency, sold, or, with respect to secured loans, we may attempt repossession on the applicable collateral securing such loans.  All recovery vendors undergo extensive initial and ongoing diligence and oversight.

Security

Employee safety is critical to us. Nearly all of our retail store employees work behind bullet-resistant acrylic and reinforced partitions, and have security measures that include a time-delay equipped safe, an alarm system monitored by a third party, and personal panic buttons for each of our tellers. Many of our stores also have multi-camera DVR systems with remote access capability, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. Training on security measures is an important part of our training program.

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2015 through 2017, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, less than 0.16% of revenue.

Our POS system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers and our internal monitoring staff conduct audits of each store’s cash position and inventories on an unannounced and random basis. Professional armored carriers provide the daily transportation of currency for all of our stores.  In addition, most stores electronically scan their check inventory to facilitate verification and record keeping.

Competition

The industry in which we operate is highly fragmented and very competitive.  We believe the principal competitive factors in financial services are location or internet presence, customer service, fees and the transparency of fees, convenience, range of services offered, speed of service and confidentiality. With respect to our lending business, we compete with mono-line lending businesses, and multi-line alternative financial service providers, pawn shops, rent-to-own businesses, banks, credit unions, offshore lenders, lenders utilizing a Native American sovereign nation lending model, one-state model lenders, and state licensed lenders. With respect to our check cashing business, we compete with other check cashers and multi-line alternative financial service providers, grocery stores, convenience stores, banks, credit unions, and any other retailer that cashes checks, sells money orders, provides money transfer services or offers other similar financial services, including some big-box retailers.  Some retailers cash checks without charging a fee under limited circumstances.

Regulation and Compliance

Our products and services are subject to extensive state, federal and local regulation. The regulation of the consumer financial services industry is intended primarily to protect consumers, detect illicit activity involving the use of cash, as well as provide operational guidelines to standardize business practices. State regulations commonly address allowable fees and charges related to consumer loan products, maximum loan duration and amounts,  the number of simultaneous or consecutive loans, required waiting periods between loans, loan extensions and refinancings, required repayment plans for borrowers claiming inability to repay loans, security for loans and payment mechanisms, licensing, disclosures, reporting and documentation requirements, and in, certain jurisdictions, database reporting and loan utilization information.

We are subject to federal and state regulations that require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory practices, and prohibit unfair, deceptive and abusive practices. Statutory and regulatory legal requirements are constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. We regularly work with authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that are equitable to businesses and consumers alike. We maintain legal and compliance departments to monitor new laws and regulations introduced at the federal, state, and local level and existing regulations as they are repealed, amended, and modified. We place a strong emphasis from the top down on the importance of compliance, and require annual training for the Company’s board of directors, compliance committee members, as well as all employees.

We manage our compliance risk through three tiers of compliance oversight designed to address the risks of non-compliance and of consumer harm.  The first tier is a board-level compliance committee which is chaired by the Company’s chairman. This committee regularly receives reports from the second tier of compliance oversight, that being the board compliance committees of the Company’s three principal operating subsidiaries.  These subsidiary-level compliance committees are chaired by the Company’s lead director who is neither a member of management nor affiliated with any of the Company’s shareholders.  The subsidiary compliance committees are responsible for, among other things, overseeing compliance activities conducted within that subsidiary’s operations, overseeing the execution of corrective action plans designed to remedy identified deficiencies, and approval of compliance-related policies and programs. The subsidiary compliance committees receive regular reports from the management compliance committees, which comprises the third tier of compliance oversight. The management compliance committees are comprised of high-level management employees who bring together knowledge from their respective areas of expertise and are responsible for reviewing various compliance reports, assessing compliance risks, execution of corrective action plans designed to remedy identified deficiencies, and review and referral of compliance-related policies and programs to the subsidiary-level compliance committees.

In addition to the three levels of compliance committees, we also have a compliance department that is responsible for the development, execution, and governance of our enterprise-wide compliance management system which includes elements of governance and oversight; compliance control testing; corrective action; and compliance oversight. The compliance department provides dedicated subject matter expertise and program development in risk areas such as consumer protection, privacy, data security, and anti-money laundering; and provides dedicated resources to support specific business and operational areas in designing compliance risk mitigation strategies. Within the compliance department, we also maintain an internal compliance monitoring function which evaluates adherence to compliance standards by our retail and internet operations inclusive of applicable federal and state laws and regulations as well as our internal policies and procedures. The internal compliance monitoring process includes conducting periodic unannounced examinations of our retail locations, reviewing customer files, reports, and compliance with specific federal and state legal and regulatory requirements. The internal compliance monitoring function also monitors customer-facing phone calls, emails and chat communications, to detect and assist management in addressing compliance risks inherent in those types of communications.

As part of the internal compliance monitoring program, results are reported to management to identify potential compliance issues and the need for further training. In addition, internal compliance monitoring results are also reported to the management-level compliance committee. The results of internal compliance monitoring and state examinations are reviewed and determinations are made whether any changes necessary to software systems, operations, or marketing. Any deficiency requiring an operational change is summarized and sent to the appropriate person to be implemented as soon as is practicable to ensure improved future compliance performance.

We have continued to allocate resources to proactively address regulation and compliance as we have grown and added new or modified products and services.

U.S. Federal Regulations

The U.S. federal government and its respective agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations.

Dodd-Frank: In 2010, the U.S. Congress passed the Dodd-Frank Act. Title X of this legislation created the Consumer Financial Protection Bureau or CFPB, which became operational in July 2011. Title X grants the CFPB broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains so-called “UDAAP” provisions declaring unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and giving the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, the FTC Act prohibits “unfair” and “deceptive” acts and practices and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

CFPB Rule: Relying on to its authority to adopt UDAAP rules, the CFPB adopted a new rule applicable to payday, title and certain high-cost installment loans, or the CFPB Rule, in October of 2017. The provisions of the CFPB Rule directly applicable to us are scheduled to become effective in August 2019.  However, the CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act and a resolution to override the CFPB Rule was filed in the United States Senate on March 23, 2018. Moreover, the CFPB’s director resigned effective as of November 24, 2017, and the President appointed an interim director who announced his intention to reconsider the CFPB Rule.  It is possible that the interim director or his successor could suspend, delay, modify or withdraw the CFPB Rule.   It is also possible that certain elements of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. Thus, it is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified.

In its current form, the CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house or ACH payments and authorizations to initiate prepaid or debit card payments, all of which we currently rely on in our business, are all leveraged payment mechanisms under the CFPB Rule.

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

•

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

•

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

CFPB Supervision and Examination: The CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures, and began field examinations of industry participants in 2012.

CFPB Enforcement: In addition to the Dodd-Frank Act’s grant of rule-making authority, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations promulgated thereunder (such as the CFPB Rule), the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (and possibly also for the civil penalties available to the CFPB). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

Other Consumer Lending Laws. Our consumer lending is subject to the federal Truth in Lending Act, or TILA, and its underlying regulations, known as Regulation Z, and the Equal Credit Opportunity Act. These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness.  The federal Equal Credit Opportunity Act prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

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

Telephonic Communication and Marketing Laws. Our telephonic communications, advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA and must not violate the unfair, deceptive or abusive standards set forth in certain sections of the Dodd-Frank Act. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, the Telephone Sales Rule, or the TSR, and the Federal Communications Commission’s declaratory ruling issued on July 10, 2015, or the July Declaratory Ruling. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry.  Based on a recent decision from the United States Court of Appeals for the District of Columbia, issued on March 16, 2018, or the ACA Ruling, much of the July Declaratory Ruling has been vacated.  Although it is possible that an en banc review of the decision or decisions of other appellate courts could further change the standards of conduct applicable to the use of automated telephone dialing systems, at present obtaining appropriate consent for autodialed calls and properly managing revocations of consent comply with the standard of conduct announced in the ACA Ruling. Plaintiff’s lawyers have been aggressively using the July Declaratory Ruling as the basis to recover damages under the TCPA of either $500 or $1,500 per call.  It is too early to know the effect of the ACA Ruling on this type of litigation. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

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

Funds Transfer and Signature Authentication Laws. Our lending is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a loan (i.e., ACH funds transfer). These rules and regulations protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers, including requiring a written authorization, signed or similarly authenticated, in connection with certain credit transactions payable through recurring payments. In addition, our internet lending is subject to additional federal requirements with respect to electronic signatures under the Electronic Signatures In Global And National Commerce Act and similar state laws.  These laws mandate that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

Debt Collection Practices.  While the federal Fair Debt Collection Practices Act, or FDCPA, expressly excludes application of its provisions to creditors, we follow the underlying principles of consumer protections and fairness outlined in the FDCPA as a guide in conducting our collection activities. We are also required to comply with all applicable state collection practices laws.

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

The BSA also requires certain of our subsidiaries to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. Many of our subsidiaries are registered as a money services business with the

Treasury Department and must re-register with the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) every other year. We must also maintain a list of names and addresses of, and other information about, our locations and must make that list available to any requesting law enforcement agency (through FinCEN). That location list must be updated at least annually. We do not believe compliance with these existing requirements has had or will have any material impact on our operations.

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

U.S. State Regulation

Our business is regulated under a variety of state enabling statutes, including payday loan, deferred presentment, check cashing, money transmission, small loan, credit access, and credit services organization state laws, among others. The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers and establish minimum net worth or bonding requirements applicable to the entity to which the lending license is issued.

In addition, many states regulate the maximum amount of, minimum maturity of, and impose limits on the renewal or extension of consumer loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. While the federal FDCPA does not typically apply to our collection activities, comparable, and in some cases more rigorous, state laws do apply

In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements and/or fee limits. We offer check cashing services in each of the states in which we operate that have licensing or fee regulations regarding check cashing, with the exception of certain Virginia locations. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and/or money transmitter. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.

The California Financing Law caps rates on loans under $2,500 but imposes no limit on loans with a principal balance of $2,500 or higher. The California Department of Business Oversight is currently evaluating whether—contrary to both our practice and general industry practice—the interest rate cap applies to loans in an original principal amount of $2,500 or more that are partially prepaid shortly after origination to reduce the principal balance to $2,500 or less.

In Texas and Ohio, we operate under a Credit Service Organization, “or CSO”, model. In Texas, this model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as arranger for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and also licensed as a “Credit Access Business or” CAB. Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

The subsidiary operating as a CSO in Ohio is registered under the Ohio Credit Services Organization Act with the Ohio Department of Commerce, Division of Financial Institutions. As a CSO, we provide credit services to our customers in accordance with the Credit Services Organization Act. Unlike Texas law, however, the Ohio Credit Services Organization Act does not expressly authorize the loan program we offer. Operating as a CSO allows us to charge a fee for arranging loans to our customers from unaffiliated third-party lenders, for assisting customers in preparing and completing the information and documents that the unaffiliated third-party lenders require the customers to submit in order to obtain loans and for providing guarantees of customer obligations to the unaffiliated third-party lenders. We determine whether we are prepared to guarantee the loans, using our own underwriting guidelines, and the lender applies its own underwriting guidelines in determining whether to make the loan. We obtain assurances from lenders that they comply with applicable federal and Ohio laws when setting loan terms.

In the event of serious or systemic violations of state law, we would be subject to a variety of regulatory sanctions and private lawsuits. These could include license suspension or revocation; orders or injunctive relief, including judicial or administrative orders providing for restitution or other affirmative relief; and statutory penalties and damages. Depending upon the nature and scope of any violation, statutory penalties and damages could include fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and in some cases the principal amount loaned as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operation and financial condition.

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

You may also access our press releases, financial information and certain reports filed with or furnished to the SEC (for example, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q) online through www.ccfi.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

CORPORATE INFORMATION

Community Choice Financial Inc. was formed on April 6, 2011 under the laws of the State of Ohio. As of December 31, 2017, we owned and operated 489 stores in 12 states and had a licensed internet presence in 30 states. We are primarily engaged in the business of providing consumer financial services and have grown from 179 stores in April 2006, when Diamond Castle Holdings LLC, our majority beneficial shareholder, purchased a majority interest in CheckSmart.

Our corporate offices are located at 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016. Our telephone number is (888) 513-9395 and our website at www.ccfi.com. The information found on our website is not part of this or any other report we file with the SEC.

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

Risks Relating to our Capital Structure

At some point in 2018, substantial doubt may arise about our ability to continue as a “going concern.”

While, as of the date of this Annual Report on Form 10-K, substantial doubt about our ability to continue as a going concern did not exist, we believe that if we are unable to satisfactorily restructure or refinance our indebtedness in 2018,  substantial doubt about our ability to continue as a going concern may arise. This is because as of April 2018 and May 2018, we will have significant short-term debt as a result of the pending maturities of our revolving credit facility and our senior notes due in April of 2019 and May of 2019, respectively. Given our lower than expected revenue and cash flow in 2017, we may not have sufficient liquidity to make such payments when due.  We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the liquidity needed to meet these and other payment obligations. If we continue to experience limited growth in our revenue, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we might need to secure additional sources of funds, which may or may not be available to us on commercially reasonable terms or at all. Additionally, a failure to generate additional liquidity could negatively impact the operation of our business.

Our substantial indebtedness, particularly if the reduced revenue and cash flow we experienced in 2017 were to continue, could adversely affect our ability to meet our debt or other contractual obligations, including payment of interest and principal on our senior notes, or to raise additional capital to fund our operations, and could also limit our ability to react to changes in the economy or our industry, and expose us to substantial increased expenses.

We have a significant amount of indebtedness. As of December 31, 2017, our outstanding aggregate indebtedness on our senior notes was $249.8 million and our aggregate indebtedness on our revolving credit facility was $47.0 million, both of which are secured indebtedness. While our obligations under both our outstanding senior notes and our revolving credit facility are secured, the obligations under our revolving credit facility are secured on a higher priority than obligations under our senior notes.  That means that, in the case of a bankruptcy or other foreclosure of our assets, our obligations to the lender under our revolving credit facility will be satisfied prior to our obligations under our senior notes and the value of the collateral may be insufficient to satisfy all of such obligations.  As of December 31, 2017, we also had $62.0 million outstanding in aggregate subsidiary notes payable, of which $60.0 million was incurred by subsidiaries that do not guarantee our senior secured notes or revolving credit facility, which we refer to as non-guarantor subsidiaries.  This non-guarantor subsidiary obligation is therefore structurally senior to our outstanding senior notes, as it relates to the non-guarantor subsidiary collateral and payment obligations.

Our substantial indebtedness could have important consequences, including the following:

•

make it more difficult or impossible for us to satisfy our debt or contractual obligations with respect to our senior notes,  including our ability to make interest and principal payments, our other indebtedness, and our other financial obligations;

•

subject holders of our senior notes to the risk of loss of a substantial portion of their investment and subject us to substantial expenses or potential loss of licenses in the event the trustee of our senior notes or other creditors force an involuntary bankruptcy proceeding or other proceedings, if we commence a voluntary bankruptcy proceedings, or if we are unable to pay our interest or principal payment obligations;

•	require us to choose between using our cash flow for operations, and growth or paying the interest and/or principal on our indebtedness.

•

certain vendors and service providers may require that we prepay, prefund or provide them with deposits or security for payments earlier than current payment obligations, which would further hamper our cash flow;

•	banks, on which we rely for depository and treasury management and payment processing services, may discontinue their relationship with us;

•

make it more difficult or impossible for us to satisfy capital or net worth requirements or obtain financial bonds required by various state statutes or regulations as part of their licensing regimes, which would place out lending licenses in jeopardy;

•

insurance companies that provide bonds, which are conditions to our state lending licenses, and insure various risks, including our directors and officers insurance, our employment practices liability insurance  or our network security and privacy insurance, may be unwilling to renew or extend existing policies or write new policies;

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

•

limit our ability to restructure or refinance our indebtedness, including our senior notes, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate and other purposes.

Risks of leverage and debt service requirements, coupled with the reduced revenue and cash flow we experienced in 2017, may hamper our ability to operate and grow our revenues and/or refinance or restructure our existing debt, which could result in a default under or an acceleration of our debt obligations, including our senior notes.

The book value of our equity is negative and our debt is high due to the funds borrowed to support our business operations, growth, dividends, and acquisitions.  High leverage creates risks, including the risk of default relative to payment of interest and/or principal on our senior notes and under our revolving credit facility.  If, due to our reduced revenue and cash flow, we are unable to meet the obligations under our senior notes or revolving credit facility, including payment of interest or principal, or if we are unable to refinance or repay our existing debts, we could default on one or more of these obligations, which could result in acceleration of all of our obligations under our senior notes. The interest expense associated with our debt burden is substantial and may create a significant drain on our future cash flow. These payments may also place us at a disadvantage relative to other competitors with lower debt ratios and increase the impact of competitive pressures within our markets.

We have engaged legal and financial debt restructuring advisors, and we have been reviewing a number of potential alternatives to restructure our debt and provide us with continued access to liquidity.

We have a substantial level of indebtedness, of which $237.3 million will become due in May 2019. We have engaged financial debt restructuring and legal advisors. We have been reviewing a number of potential actions we may take to restructure our debt, while affording us continued access to liquidity, and are engaged in discussions with certain of our lenders. There can be no assurance as to when or whether we will implement any action as a result of this review, whether the implementation of one or more of such actions will be successful, or the effects the failure to take action may have on our business, our ability to achieve our operational and strategic goals or our ability to finance our business or refinance our indebtedness. The failure to develop and implement steps to address our level of substantial indebtedness may have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition, and our ability to refinance our indebtedness as it becomes due in future years. As of December 31, 2017, our total debt was $354.8 million, net of deferred financing costs, and our negative tangible capital was $206.1 million.

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

Our ability to make scheduled cash payments on and to refinance or restructure our indebtedness, including our revolving credit facility and senior notes, and to fund future capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Without a restructuring of our substantial indebtedness, we may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our senior notes and our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including our senior notes. We may not be able to restructure or refinance our indebtedness prior to maturity on favorable terms, or at all. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest or other debt capital expense. Restructuring or refinancing our indebtedness could also require us to accept more onerous covenants and restrictions on our business operations.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The indentures governing our senior notes and the agreements governing our revolving credit facilities restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices and on terms that we believe are fair, or at all, and any proceeds that we receive may not be adequate to meet any debt service obligations then due.

Covenants in our debt agreements restrict our business in many ways and a default and acceleration under those agreements could result in the lenders seizing all collateral granted to them as security for the loans.

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

Upon the occurrence of an event of default under our revolving credit facility or our senior notes, the lenders or the holders of our senior notes, as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable and the lenders could terminate all commitments to extend further credit under our revolving credit facility. If we were unable to repay those amounts, the lenders and holders of our senior notes could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the revolving credit facility and as security for our senior notes. If we default on our interest payments, or if we are unable to repay, restructure or refinance any amounts outstanding under the revolving credit facility, the lenders may proceed against the collateral, which includes the defaulted and delinquent accounts of our customers. The collection of defaulted and delinquent accounts from our customers is an important source of cash flow to our business.  Any interruption to our normal collection activities, such as would occur if a creditor proceeded against their security interest in those accounts, would likely result in a deterioration of cash flow, loss of liquidity and an inability to meet current and longer term obligations. In addition, if the lenders under our revolving credit facility accelerate the repayment of borrowings or the holders of our senior notes accelerate repayment of our senior notes, we expect we will not have sufficient assets to repay the amounts outstanding under our indebtedness. The obligations under our revolving credit facility are secured on a higher priority than obligations under our senior notes. That means that, in the case of a foreclosure of our assets, our obligations to the lender under our revolving credit facility will be satisfied prior to our obligations under our senior notes and the value of the collateral may be insufficient to satisfy all of such obligations.  Moreover, $60.0 million of indebtedness has been secured by subsidiaries that do not guarantee our senior notes or our revolving credit facility. This obligation is therefore structurally senior to our senior notes and revolving credit facility, as it relates to the non-guarantor subsidiary collateral and payment obligations.

The Company’s reliance on specialty or other financing may be a risk if such financing sources become unavailable or their cost materially increases.

We rely on specialty financing obtained by our unrestricted subsidiaries to provide liquidity for our short term and medium term loans. However, we cannot guarantee that this financing will continue to be available, or continue to be available on reasonable terms. Presently this financing comes from affiliates of Ivy Management LLC or Ivy.  If Ivy or other specialty financing sources became unwilling or unable to provide financing to us at prices acceptable to us we would need to secure, but may not be successful in securing, additional financing, which would require that we substantially reduce or stop loan originations. As the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.

The unrestricted subsidiaries that enter into these financing arrangements may also experience the occurrence of events of default or breaches of financial or performance covenants under the financing agreements with Ivy, which would result in a material adverse event that could result in a cross-default in our revolving credit facility.  The Ivy facility is currently secured by portfolios of loans. Any such occurrence or breach could result in Ivy proceeding against the collateral, the reduction or termination of our access to institutional funding or increase our cost of funding.  Increases in the cost of capital or the loss of debt financing could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

In the future, we may seek to access the debt capital markets to obtain capital to finance growth or refinance existing indebtedness. However, our future access to the debt capital markets could be restricted due to a variety of factors, including our current financial condition and any further deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets could also cause credit providers to restrict availability of new credit. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, refinance existing indebtedness, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The indentures governing our senior notes and our revolving credit facility permit us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries would not be subject to the restrictive covenants in the indentures governing our senior notes or the agreement governing our revolving credit facility. We have two unrestricted subsidiaries and we may designate others in the future. This means that these entities are or would be able to engage in many of the activities the indentures and our revolving credit facility would otherwise prohibit, such as incurring substantial additional debt (secured or unsecured), making investments, selling, encumbering or disposing of substantial assets, entering into transactions with affiliates and entering into mergers or other business combinations. These actions could be detrimental to our ability to make payments when due and to comply with our other obligations under the terms of our outstanding indebtedness. In addition, the initiation of bankruptcy or insolvency proceedings or the entering of a judgment against these entities, or their default under their other credit arrangements will not generally result in an event of default under the indenture or the revolving credit facility

Repayment of our debt, including our revolving credit facility and senior notes, is dependent on cash flow generated by our subsidiaries.

We are a holding company and our only material assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness and other obligations.  In addition, our subsidiaries are separate and distinct legal entities, and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of their indebtedness, including the indentures governing our senior notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can make no assurances that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal,  and interest on our outstanding debt obligation, when due. In addition, if the guarantees are held to violate applicable fraudulent conveyance laws, our guarantor subsidiaries may have their obligations under their guarantees of our senior notes reduced to insignificant amounts pursuant to the terms of the guarantees or otherwise subordinated to their other liabilities. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or other obligations.

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

Upon the occurrence of a “change of control,” as defined in the indentures governing the senior notes, subject to certain conditions, we may be required to repurchase our senior notes at a price equal to 101% of their principal amount thereof, together with any accrued and unpaid interest. The source of funds for that repurchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity.  We may not have sufficient funds from such sources at the time of any change of control to make the required repurchases of our senior notes tendered.  Our failure to purchase, or to give notice of purchase of, the notes would be a default under the indentures governing our senior notes. In addition, a change of control would constitute an event of default under our revolving credit facility. Any of our future debt agreements may contain similar provisions.

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

Legal uncertainty regarding what constitutes a change of control and the provisions of the indentures governing our senior notes may allow us to enter into transactions, such as acquisitions, refinancings or recapitalizations, which would not constitute a “change of control,” as defined in the indentures, but may increase our outstanding indebtedness or otherwise affect our ability to satisfy our obligations under our senior notes.

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

Risks Related to Our Business

We are subject to regulation at both the state and federal levels that is susceptible to varying interpretations, and our failure to comply with applicable regulations could result in significant liability to us as well as significant additional costs to bring our business practices into compliance.

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers and not our shareholders, bondholders, or lenders.  These regulations include those relating to:

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

The Fair Debt Collection Practices Act or FDCPA regulates third-parties who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Although the FDCPA is generally inapplicable to our internal collection activities, the CFPB may impose requirements on creditors that are similar to those imposed on debt collectors under the FDCPA and many states impose similar requirements on creditors and on debt collection communications, some of which may be more stringent than the current federal requirements.  In July of 2015, the CFPB released a summary of Proposal it is considering to reform debt collection practices. The CFPB convened a  Small Business Regulatory Enforcement Act or SBREFA Consultation processes for both debt collectors and creditors and others engaged in collection activity who may not be debt collectors under the FDCPA. As a result of the SBREFA process for debt collectors a further set of proposals was issued in July 2016 but on July 17, 2017, the CFPB issued guidance regarding timeline for further debt collection rulemaking.  The guidance stated that further rulemaking would occur later in 2017. Notwithstanding this statement, no new rulemaking occurred in 2017. In addition, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. We undertake collection activity relative to debts that consumers owe to us and we use third party collections agencies to collect on debts incurred by consumers of our credit products. Regulatory changes could make it more difficult for us and for collections agencies to effectively collect on the loans we originate.

Statutes authorizing consumer loans and similar products and services, such as those we offer, typically provide the state agencies that regulate banks and financial institutions or similar state agencies with significant regulatory powers to administer and enforce the law. In most jurisdictions, we are required to apply for a license, meet certain net worth or capital requirements, file periodic written reports regarding business operations, and undergo comprehensive examinations or audits from time to time to assess our compliance with applicable laws and regulations.

State attorneys general and financial services regulators scrutinize our products and services and could take actions that may require us to modify, suspend, or cease operations in their respective states. In the aftermath of the 2018 presidential election and changes brought about by the new presidential administration, various state attorneys general and financial services regulators have become more aggressive in their interpretation of statutes and regulations and in prosecution or enforcement of infractions. We regularly receive, as part of comprehensive state examinations or audits or otherwise, comments from state attorneys general and financial services regulators about our business operations and compliance with state laws and regulations. These comments sometimes allege violations of, or deficiencies in complying with, applicable laws and regulations. While we have resolved most such allegations promptly and without penalty, we operate in a large number of jurisdictions with varying requirements and we cannot anticipate how state attorneys general and financial services regulators will scrutinize our products and services or the products and services of our industry in the future. If we fail to resolve future allegations satisfactorily, there is a risk that we could be subject to significant penalties, including material fines, orders to make substantial refunds to customers, or that we may lose our licenses to operate in certain jurisdictions.

Regulatory authorities and courts have considerable discretion in the way they interpret licensing and other statutes and regulations under their jurisdiction and may seek to interpret or enforce existing regulations in new ways. If we fail to observe, or are not able to comply with, applicable legal requirements (as such requirements may be interpreted by courts or regulatory authorities), we may be forced to modify or discontinue certain product service offerings or to invest additional amounts to bring our product service offerings into compliance, which could adversely impact our business, results of operations and financial condition. In addition, in some cases, violation of these laws and regulations could result in fines, penalties, orders to make refunds to customers, and other civil and/or criminal penalties. For example, state laws may require lenders that charge interest at rates considered to be usurious or that otherwise violate the law to pay a penalty equal to the principal and interest due for a given loan or loans or a multiple of the finance charges assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations and financial condition.

The CFPB has adopted rules applicable to our loans that could have a material adverse effect on our business and results of operations, on our ability to offer short-term consumer loans, on our ability to obtain ACH payment authorizations, and on our credit facilities.  If the CFPB Rule is not substantially modified before the compliance date in August of 2019, the continuance of our current business would be materially less profitable, impractical or impossible and we would most likely become unable to meet our debt obligations. In addition, both the CFPB and state officials are authorized to bring enforcement actions against companies that violate federal consumer financial laws which could result in significant liability to us as well as significant additional costs to bring our business practices into compliance.

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate.  The United States Court of Appeals for the District of Columbia Circuit recently held that the CFPB’s single-director structure is constitutional.  Whether this decision will be further appealed to the U.S. Supreme Court and whether it will be affirmed is unknown.  Thus, there remains some uncertainty as to the effectiveness of actions taken by the CFPB prior to Director Cordray’s Senate confirmation.

On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans.   Following a comment period, on October 5, 2017, the CFPB released its final rule applicable to payday, title and certain high-cost installment loans or the CFPB Rule.  The provisions of the CFPB Rule directly applicable to our operations become effective 21-months after the CFPB Rule is published in the Federal

Register, which occurred on November 17, 2017.  Thus, the CFPB Rule will be effective no earlier than August 19, 2019.  The CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act. A resolution to override the CFPB Rule was filed in the United States Senate on March 23, 2018. Moreover, the acting or subsequent CFPB director could suspend, delay, modify or withdraw the CFPB Rule.  On January 16, 2018, the acting CFPB director announced that the CFPB will reconsider the CFPB Rule.  Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. Thus, it is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified prior to that time.

As promulgated, the CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans,” such as our single-payment loans, and for “covered longer-term balloon-payment loans,” such as our revolving lines of credit, as currently structured. It establishes “penalty fee prevention” provisions that will apply to all of our loans, including our covered short-term loans, and our installment loans, which are “covered longer-term loans” under the CFPB Rule.

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

A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations.

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

We believe that conducting a comprehensive ATR analysis will be costly and it is possible that many short-term borrowers will not be able to pass a full payment test. Accordingly, we expect that the full payment test option will have little if any utility for us. The option to make Section 1041.6 Loans using the principal-payoff option may be more viable but the restrictions on these loans under the CFPB Rule will significantly reduce the permitted borrowings by individual consumers.  It is possible that the CFPB Rule will produce offsetting industry consolidation to our benefit, there can be no assurance that any positive effects from such a consolidation will be sufficient to compensate for the adverse impact the ATR provisions will have on individual borrowings. The implementation of the CFPB Rule would have a material adverse effect on our business, results of operation and financial condition, would make continuance of our current business materially less profitable, impractical or impossible and would most likely reduce our revenues and cash flow to such an extent that we would not be able to meet our debt obligations.

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

Additionally, the penalty fee prevention provisions will require the lender generally to give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. These requirements will necessitate revisions to our payment, customer notification, and compliance systems and create delays in initiating automated collection attempts where payments we initiate are initially unsuccessful.  If and when the penalty fee prevention provisions of the CFPB Rule goes into effect as written, it will require substantial modifications in our current practices. These modifications would likely increase costs and reduce revenues. Accordingly, this aspect of the CFPB Rule could have a substantial adverse impact on our results of operations.

If the CFPB Rule, in whole or in part, goes into effect substantially as written, the Rule will have a material adverse effect on our business, results of operations and financial condition.  These rules would make our lending services, and the continuance of our current business, materially less profitable, impractical, or impossible, and may force us to modify or discontinue substantial parts of our business such as certain product offerings, including short-term and medium-term consumer loans. The CFPB Rule would most likely reduce our revenues and cash flow to such an extent that we would likely be unable to meet our debt obligations, including payment of interest and principal on our senior notes.

In addition to the CFPB Rule released in October of 2017, the Dodd-Frank Act authorizes the CFPB to conduct supervisory examinations and to adopt other rules that could potentially have a serious impact on our ability to offer short-term consumer loans.  The Dodd-Frank Act also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Although it has not yet done so, the CFPB has the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful.  Various consumer advocacy groups have suggested that aspects of certain short-term loans, such as payday loans, are “abusive” and therefore such loans should be declared unlawful. Should the CFPB adopt such a rule, it could have a serious impact on our ability to offer short-term consumer loans, which would have a material adverse effect on our business, results of operations and financial condition.

The CFPB conducted an initial examination of certain of our retail operations in late April 2012, and we received our examination report in October of 2013, and an examination of our internet operations in February of 2015, and we received our examination report in August of 2015.  With respect to these CFPB examinations and reports, we undertook various improvements in our operating and compliance procedures, controls and systems, but did not make material changes to our business.  We anticipate additional examinations of our operations by the CFPB from time-to-time.  Because of the relative newness of the examination process, the confidentiality of that process, and changes in the CFPB under the interim or a subsequent director, we can provide no assurances as to how the CFPB’s examinations will impact us in the future.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which may include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they may be able to exercise their enforcement powers in ways that would have a material adverse effect on us.

Changes in applicable laws and regulations, including adoption of new laws and regulations, and varying regulatory interpretations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, results of operations, financial condition or ability to meet our obligations, or make the continuance of our current business impractical, unprofitable or impossible.

We are subject to the risk that the laws and regulations governing our business are subject to change. State legislatures, the U.S. Congress, and various regulatory bodies may adopt legislation, regulations or rules or adapt varying regulatory interpretations of statutes or regulations that could negatively affect our results of operations or make the continuance of our current business impractical, unprofitable or impossible.

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term consumer loan), and required us to offer an extended payment plan that would have severely restricted many of our payday lending products. Congress, as well as state legislatures and other state and federal governmental authorities have debated, and may in the future adopt, legislation or regulations that could, among other things, limit origination fees for loans, require changes to underwriting or collections practices, require us to be bonded or require us to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained, or require specific ability to repay analyses before loans can be originated.  Recent amendments to rules adopted under the Military Lending Act, or “MLA,” further restrict the interest rate and other terms that can be offered to certain active duty military personnel and their spouses and dependents. The amended MLA rules became effective on October 1, 2015, and will apply to transactions consummated or established after October 3, 2016, for all credit products subject to the rules except credit cards, which have a later operative date. The MLA, as amended, restricts our ability to offer our products to military personnel and their dependents.  Failure to comply with the MLA limits our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

Various states have also enacted or considered laws and regulations that could affect our business. Since July 1, 2007, several states in which we operate or previously operated, including Illinois, Kentucky, Ohio, Delaware,  and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by adversely modifying or eliminating our ability to offer the loan products we previously offered in those jurisdictions. Recent state legislation has included the adoption of maximum APRs at rates well below a rate at which short-term consumer lending is profitable, the implementation of statewide consumer databases combined with the adoption of rules limiting the maximum number of payday or other short-term consumer loans any one customer can have outstanding at one time or in the course of a given period of time, the adoption of mandatory cooling-off periods for consumer borrowers and the implementation of mandatory and frequently cost-free installment repayment plan options for borrowers who request them, who default on their loans or who claim an inability to repay their loans.

The legislatures in states in which we have substantial operations, such as California, Ohio and Alabama, have introduced bills that seek to impose significant reductions in the APR applicable to our loan products as well as restrictions on the number or frequency of loans and database requirements. In addition, voter referenda, in various states such as South Dakota and Montana, have resulted in the imposition of APR limits substantially lower than those that we generally charge. In Ohio, Ohioans for Payday Reform, are currently advancing a constitutional amendment to restrict short-term loan interest rates to 28 percent and limit repayment of loans to no more than five percent of the borrower’s gross monthly income.  If  this or any similar initiatives are successful in the future, our business, results of operations, financial condition and cash flow could be materially adversely affected.

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

With respect to our internet operations, in most cases, our subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under an Idaho license. As of December 31, 2017, our internet operations are licensed or authorized to offer loans to residents of Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitated loans originated by an unaffiliated third-party lender.

In addition to our direct marketing efforts, we utilized the services of certain marketing firms as a source of new customers. These marketing firms may place advertisements on their websites that direct potential customers to our websites or may work with other marketing affiliates that operate separate websites to attract prospective customers whose information may be provided to lenders. As a result, the success of our business depends substantially on the willingness and ability of these marketing firms to provide us with prospective customer at acceptable prices.  If regulatory oversight of such marketing activity is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use such marketing resources could be restricted or eliminated.  States in which we do business may propose or enact restrictions on this type of marketing in the future and our ability to use these marketing sources in those states would then be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by various sorts of marketing channels and to scrutinize the flow of non-public, private consumer information between the firms that gather and the firms that purchase such information. The California Department of Business Oversight is currently evaluating whether businesses engaged in providing these services should be licensed as brokers or in some other manner.  Failure of these marketing firms to comply with applicable laws or regulations, any changes in applicable laws or regulations, or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of these marketing firms could subject us to additional regulatory cost and expense. If our ability to use these sorts of marketing services were impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

Further, our internet operations in the United States use the automated clearing house funds transfer, or ACH, system to deposit loan proceeds into customers’ bank accounts, and our internet business depends on the ACH system to collect amounts due by withdrawing funds from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our ACH transactions are processed by banks and payment processors, and if these banks and payment processors cease to provide ACH processing services or materially limit or restrict our access to these services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors are not available.

Actions by the U.S. Department of Justice, or the DOJ, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators since 2013, referred to as Operation Choke Point, appeared to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department issued subpoenas to banks and payment processors and the FDIC and other regulators were said to be using bank oversight examinations to discourage banks from providing banking services, including access to the ACH system to certain short-term consumer lenders. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders comply with applicable laws, simply to avoid the risk of heightened regulatory scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital Financial One Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. Although the trade association was dismissed as a plaintiff in the lawsuit, several other payday and small loan lenders have joined the lawsuit as plaintiffs and have requested injunctive relief against the agencies.  Notwithstanding the Justice Department’s formal confirmation that Operation Choke Point had fully concluded, banks continue to refuse to provide services to us and other small-dollar lenders. Moreover, the lawsuit remains pending in the United States District Court for the District of Columbia.

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

In its December 8, 2014 report, the U.S. House of Representatives Committee on Oversight and Government Reform concluded that the FDIC and DOJ acted improperly in forcing banks to discontinue their relationships with certain targeted business enterprises, including short term lenders. On August 16, 2017, the Department of Justice formally confirmed the end of Operation Choke Point. Notwithstanding this report or the Justice Department announcement, we cannot guarantee that there will be no further adverse impact on our banking relationships, nor can we guarantee that any bank or other financial institution will continue to or undertake to do business with us, which may include such banks or financial institutions declining to participate in our efforts to refinance our existing debt. Any deterioration of our banking relationships, due to Operation Choke Point or otherwise, could have a material adverse effect on our business, results of operations and financial condition, could make the refinancing of our current indebtedness difficult or impossible, or could make the continuance of our current business impractical, unprofitable or impossible.

Short-term consumer lending, including payday lending, is highly controversial and has been criticized as being predatory by certain advocacy groups, legislators, regulators, media organizations and other parties.

A significant portion of our revenue and net income comes from loan interest and fees on payday or similar short-term consumer loans and from services we provide our customers. The short-term consumer loans we make may involve APRs exceeding 390%. Consumer advocacy groups and media reports often focus on the costs to a consumer for small denomination loans and claim that such loans can trap borrowers in a “cycle of debt” and claim further that they are predatory or abusive. While we believe that these loans provide substantial benefits when responsibly utilized, the controversy surrounding this activity may result in our and the industry being subject to the threat of adverse legislation, regulation or litigation motivated by such critics. For example, recent litigation against Scott Tucker, Tim Muir, Charles Hallilan and their businesses have focused significant attention on the rest of small-dollar lending. Although involving a different business model, such litigation invites unfair comparisons and casts a negative light on all small-dollar lending. Other such legislation, regulation, voter referenda, or litigation could have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible. In addition, if this negative characterization of small consumer loans becomes increasingly accepted by consumers, demand for these loan products could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Further, media coverage and public statements that assert some form of inappropriateness in our products and services can lower employee morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expense.

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

In most cases, our subsidiaries make consumer loans without any involvement of either affiliated or unaffiliated third parties.  In Texas and in Ohio, we offer loans which are funded by an unaffiliated third-party lender. While we believe that these multiple-party programs are lawful, they entail heightened legal risk when compared to our single-

party loan programs. In an effort to prohibit two-step lending programs similar to our former Ohio program, in 2010 the Ohio Department of Commerce, Division of Financial Institutions, or the Ohio Division, adopted a rule (which was judicially declared invalid) and entered an order against another lender in regulatory enforcement proceedings (which order was vacated by the same judge that overturned the Ohio Division rule). The Ohio Division waived its right to appeal and agreed to terminate and/or not commence any regulatory proceedings challenging this practice.  While the case involving the Ohio Division may mitigate the risk in Ohio under the current statutory and regulatory structure, if we adopted a similar program elsewhere, if there was a change in law in Ohio or if other pending litigation in Ohio successfully advances arguments that are contrary to those of the Ohio Division’s currently stated position, we could be forced to discontinue charging fees for cashing money orders or checks that disburse the proceeds of loans and we could also become subject to private class action litigation with respect to fees collected under such programs. This could have a material adverse effect on our business, financial condition and results of operations.

Several of our subsidiaries make loans in California under the authority of the California Financing Law, which has no interest rate caps for loans of $2,500 or more.   Although we are not a party to the lawsuit, a lawsuit currently before the California Supreme Court will determine whether a contractual interest rate on loans of $2,500 or more governed by the California Financing Law can render the loans unconscionable under California Financial Code

§ 22302 despite the Legislature’s deliberate elimination of interest rate caps for loans of $2,500 or more.  Any adverse outcomes in lawsuits such as those described above could have a material adverse effect on our business, financial condition and results of operations.

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

We take the position that the Federal Arbitration Act or FAA requires the enforcement in accordance with the terms of arbitration agreements containing class action waivers of the type we use. While many courts, particularly federal courts, have agreed with this argument in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the CFPB adopted a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the CFPB Anti-Arbitration Rule, on July 19, 2017.  On November 1, 2017, the President approved a congressional resolution under the Congressional Review Act overturning the CFPB Anti-Arbitration Rule. Accordingly, the CFPB Anti-Arbitration Rule will not become effective, and, pursuant to the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or issuing a new rule that is substantially the same, absent specific legislative authorization for a reissued or new rule

Irrespective of Concepcion, some courts continue to find arbitration agreements unenforceable. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre-dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court, including the replacement of Justice Scalia by Justice Gorsuch, could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

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

As of December 31, 2017, approximately 11.3% of our total gross finance receivables of $113.4 million were held in Alabama, 10.6% were held in Arizona, 35.1% were held in California, 6.5% were held in Mississippi and 10.6% were held in Virginia.  In addition, the outstanding amount of gross finance receivables in Texas and Ohio was $37.0 million consisting of $35.8 million in short-term and $1.2 million in installment loans, which were guaranteed by the Company as part of the CSO program. As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our retail locations and internet operations in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and  revenue less provision for losses from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2015, 2016 and 2017, approximately 11.9%, 12.0% and 12.6%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits and electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loans charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, expansion of our consumer loan portfolios has resulted and will continue to result in a higher provision for loan losses. Additionally, in our retail credit services organization business, we issue independent third-party lenders letters of credit to guarantee repayment of their extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders. As of December 31, 2015, our loan loss allowance was $23.9 million and in 2015 we had a net charge off of $152.9 million related to losses on our loans. As of December 31, 2016, our loan loss allowance was $16.2 million and in 2016 we had a net charge off of $92.4 million related to losses on our loans. As of December 31, 2017, our loan loss allowance was $16.3 million and in 2017 we had a net charge off of $97.5 million related to losses on our loans. Our loan loss allowance, however, is an estimate, and if actual loan losses are materially greater than our loan loss allowance, our financial condition and results of operations could be adversely affected.

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. These risks may be exacerbated by our financial condition, as counterparties may consider credit risk in relation to doing business with us. For example:

•

Our prepaid debit card business depends on our agreements for related services with Insight, which is now owned by GreenDot. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings and one of the central focuses for our future growth strategy may be adversely affected.

•

Our money transfer and money order business depends on our agreements for such services with Western Union. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $6.5 million in 2015,  $5.2 million in 2016, and $4.4 million in 2017, or 1.2%, 1.3% and 1.2%, respectively, of our total revenue for the years ended December 31,  2015, 2016, and 2017 was related to our money transfer and money order services, respectively.

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

•

Various payment processors, on which we rely to present checks or process debit card transactions, and banks on which we rely for depository and treasury management services, may succumb to regulatory pressure, such as those pressures that were exerted during the now discontinued Operation Choke Point or for other reasons,  and decline to process future transactions for us or conduct any business with us which could cause a disruption in our operations that may adversely affect our business, results of operation and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

To the extent that our current and future business growth strategy involves new store acquisitions~~,~~  and our failure to manage our growth or integrate or manage newly acquired stores may adversely affect our business, results of operations and financial condition.

We may attempt to grow through the acquisition and opening of new stores. The acquisition or opening of additional stores may impose costs on us and subject us to numerous risks, including:

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

We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions. Our failure to successfully expand, manage or complete the integration acquired businesses may adversely affect our business, results of operations and financial condition.

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

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of DFS, and in 2015 and 2016, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws. These laws and regulations together with other factors influencing labor costs could have a material adverse effect on our business.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees, geographically-driven market influences on labor costs, or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, union organizing, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Currently pending before the California Supreme Court are various cases addressing when and how wages and overtime should be calculated for California employees.  The outcome of these cases may result in even higher labor costs in California. Legislative increases in the federal minimum wage, the increasing number of state and local legislative increases to the minimum wage, and other regulatory changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

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

A significant portion of our revenue is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 11.9% and 61.6%, respectively, of our total revenue for the year ended December 31, 2015, 12.0% and 59.2%, respectively, of our total revenue for the year ended December 31, 2016 and 12.6% and 59.3%, respectively, of our total revenue for the year ended December 31, 2017. An economic slowdown could cause deterioration in the performance of our consumer loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

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

If our cash flow from operations is not sufficient to fund our working capital and other liquidity needs, we may need to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as experienced in the wake of the 2008 financial crisis, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the parties to the facility to meet their funding commitments. Those funding sources may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. In addition, the effects of a global recession and its effects on our operations could cause us to have difficulties in complying with the terms of our revolving credit facility.

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

As we expand the number of products that have lower APRs than our short and medium term products, this expansion is largely predicated on effective loan underwriting resulting in acceptable customer profitability. Lending decisions made using our proprietary scoring models are based partly on information provided by loan applicants. To the extent that these applicants provide information in a manner that is unverifiable, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. In addition, data provided by third party sources is another component of the decision methodology and this data may contain inaccuracies. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. New technologies, such as block chain and cryptocurrencies, may be superior to, or render obsolete, the technologies we currently use. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.

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

If we do not effectively price the credit risk of our prospective or existing customers, our results of operations and financial condition could be materially and adversely affected.

Our business has much higher rates of charge-offs than traditional lenders. Accordingly, we must price our loan products to take into account the credit risks of our customers. In deciding whether to extend credit to prospective customers and the terms on which to provide that credit, including the price, we rely heavily on proprietary scoring models. These models take into account, among other things, information from customers, third parties and an internal database of loan records gathered through monitoring the performance of our customers over time.  The failure of our scoring models to effectively price credit risk could lead to higher-than-anticipated customer defaults, which could lead to higher charge-offs and losses for us, or overpricing, which could cause the loss of customers. Our models could become less effective over time, receive inaccurate information or otherwise fail to accurately estimate customer losses in certain circumstances. If we are unable to maintain and improve our proprietary scoring models, or if they do not adequately perform, they may fail to adequately predict the creditworthiness of customers or to assess prospective customers’ financial ability to repay their loans. This could further hinder our growth and have an adverse effect on our business and results of operations.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the Internet could harm our business.

Providing products and services over the internet is dynamic and relatively new. Our failure to keep pace with technological change, consumer use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, may adversely impact our business. In addition, consumer concerns about fraud, computer security and privacy may discourage additional consumers from adopting or continuing to use the internet to conduct financial transactions.  Expansion of our customer base requires that we appeal to and acquire consumers who historically have used traditional means of commerce to conduct their financial services transactions. If these consumers prove to be less profitable than our traditional retail customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our revenue and revenue less provision for losses from check cashing services may be materially adversely affected if the number and amount of checks we cash that go uncollected significantly increase.

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

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include POS systems in our retail locations and a management information system. Our POS systems are fully operational in all retail locations and in 2017 we substantially completed the implementation of a new POS system which we intend to replace the legacy retail POS systems. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the new POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

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

We intend to continue to dedicate significant resources to marketing efforts and, when possible, to introduce new loan products and expand into new states. Our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include search engine optimization, search engine marketing, preapproved direct mailings,  paid media advertising, and acquiring new customers from various marketing firms. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in the number of customers and in the number of loans made by visitors to product websites, or if we discontinue our marketing efforts, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

If our insurance coverage limits are inadequate to cover our liabilities, if we are unable to obtain insurance or bonds due to our financial condition, if our insurance costs continue to rise, or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain insurance or bonds in the future on acceptable terms or at all. In addition, our insurance premiums and our self-insured retentions may be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. We can make no assurances that such insurance companies will remain creditworthy in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

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

In addition, we maintain director and officer liability coverage and certain property insurance contracts with independent insurance companies. Some of these coverages may be subject to large self-insured retentions. Some of these insurance companies may refuse to renew our policies due to our financial condition. We also maintain certain stop-gap coverage for catastrophic losses under our employee health insurance program.  Should there be catastrophic loss from events for which we are self-insured or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

Adverse real estate market fluctuations could affect our profits.

We lease the majority of our store locations. A significant rise in overall lease costs may result in an increase in our store occupancy costs as we open new locations and renew leases for existing locations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.PROPERTIES

Our average store size is approximately 1,925 square feet as of December 31, 2017. Our stores are typically located in strip shopping centers or free-standing buildings. The majority of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years.  Our primary headquarters is located in Dublin, Ohio. In February 2017, the Company closed the Utah office for which the lease was acquired in 2012 when we purchased Direct Financial Solutions, our internet business. All call center operations were fully integrated into the Company’s primary headquarters and the lease was settled at that time.

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

CFPB, State Financial Regulators or Attorneys General

 From time to time, we receive information requests from the CFPB or various states’ Attorneys General or financial regulators, requesting information relating to our lending or debt collection practices.  We respond to such inquiries and provide certain information to the CFPB or the respective Attorneys General offices or financial regulators. On occasion, we may become parties to regulatory or enforcement actions or investigations or we may enter into settlements or consent orders with various regulators in which we agree to pay some administrative penalty or to take or refrain from taking certain actions in the future, although these rarely contain any findings or acknowledgments that we have violated law or regulations in any material respect.  Management believes that none of these regulatory proceedings will have a materially adverse effect on our financial condition or results of operations. We believe we are in compliance with federal laws and regulations and the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other

              We are involved in other legal proceedings, vendor audits and tax examinations from time to time in the ordinary course of business. Occasionally, these legal proceedings are outside of the ordinary course of our business.

Management believes that these other legal proceedings, client audits or tax examinations will not have a materially adverse effect on our financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. All of our outstanding common equity is privately held.  The number of shares of our common stock, $0.01 par value, outstanding at December 31, 2017 was 7,990,020.   See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common stock. There were no unregistered sales of our equity securities for the year ended December 31, 2017.

Our ability to pay cash dividends on our capital stock is limited by the terms of our revolving credit facility and indentures governing the terms of our senior notes.  There were no cash dividends declared or paid by CCFI during 2017.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 6 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Stockholder’s Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

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

	Year Ended December 31,
(in thousands except location data)	2013	2014	2015	2016	2017
Statement of Operations Data:
Total revenues	$425,271	$518,253	$527,379	$402,329	$364,067
Total operating expenses	289,838	378,047	396,156	283,853	304,255
Operating gross profit	135,433	140,206	131,223	118,476	59,812
Goodwill impairment	—	72,105	68,017	28,949	113,753
Total corporate and other expenses	122,420	145,276	105,959	74,880	136,575
Income (loss)before provision for income taxes, and discontinued operations	13,013	(77,175)	(42,753)	14,647	(190,516)
Provision (benefit) for income taxes	5,163	(29,695)	27,259	16,192	(9,621)
Income (loss) from continuing operations	7,850	(47,480)	(70,012)	(1,545)	(180,895)
Discontinued operations (1)	(1,117)	(4,585)	—	—	—
Net income (loss)	$6,733	$(52,065)	$(70,012)	$(1,545)	$(180,895)

Balance Sheet Data:
Cash and cash equivalents	$90,311	$77,734	$98,941	$106,333	$66,627
Total finance receivables, net	165,330	159,669	128,501	93,819	94,339
Total assets	653,768	578,389	459,544	378,363	212,406
Total debt	466,867	469,241	423,404	326,964	354,821
Total liabilities	532,426	533,001	483,566	402,687	417,574
Total stockholders' equity (deficit)	121,342	45,388	(24,022)	(24,324)	(205,168)

Other Operating Data:
Number of stores (at period end)	516	530	525	518	489
Number of states served by our internet operations (at period end)	24	24	30	32	30

(1)Discontinued operations presented for 2013 and 2014 are net of (benefit) for income tax of ($746) and ($1,422), respectively. There were no discontinued operations in 2015, 2016, or 2017.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of December 31, 2017, we operated 489 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 30 states.

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

On July 1, 2016, Community Choice Financial Inc.’s indirect subsidiaries, Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., and Buckeye Check Cashing, Inc., entered into a swap transaction (the “transaction”) with QC Holdings, Inc., and QC Financial Services, Inc. (collectively “QC”).  As part of the transaction, the Company’s subsidiaries acquired QC Financial Services of California, Inc., which operated sixty retail locations in California, and thirty-eight retail locations in Ohio, Mississippi, Arizona and Alabama from QC. These new stores will be accounted for as an acquisition.  Also as part of the transaction, the Company transferred to QC, Buckeye Check Cashing of Illinois LLC, Buckeye Check Cashing of Kansas LLC, Buckeye Title Loans of Kansas LLC, Buckeye Check Cashing of Missouri LLC, Buckeye Title Loans of Missouri LLC, Buckeye Check Cashing of Utah, Inc., and Buckeye Title Loans of Utah LLC, and the thirty-three retail locations operated by these entities. We refer to the transaction as the QC Transaction.    The strategy surrounding the acquisition was to acquire new customers and consolidate stores which represented a service area overlap with our legacy stores. Thirty-three of the acquired ninety-eight stores remain open as of December 31, 2017.

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

On December 22, 2016, Buckeye Check Cashing of Mississippi, a wholly-owned subsidiary of the Company, acquired the assets of seventeen Mississippi retail store locations for $1.4 million, and assumed the leases of forty-two retail locations in June 2017.  The strategy surrounding the transactions was to acquire new customers and consolidate stores which represented a service area overlap. Forty-seven of these fifty-nine stores remain open as of December 31, 2017.

Retail Platform

During the year ended December 31, 2017, the Company opened forty-seven retail locations and closed seventy-six retail locations.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the years ended December 31, 2015, 2016, 2017, respectively.

	December 31,	December 31,	December 31,
	2015	2016	2017
# of Locations
Beginning of Period	530	525	518
Acquired (a)	—	120	—
Opened (b)	31	—	47
Sold (a)	—	76	—
Closed	36	51	76
End of Period	525	518	489

Number of states licensed for our internet operations	30	32	30
_______________________________________________

(a) Amounts include the 98 locations acquired and 33 locations sold as part of the swap transaction with QC Holdings in 2016, which we refer to as the QC transaction.

(b) Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our retail locations as of December 31, 2015, 2016 and 2017:

	December 31,	December 31,	December 31,
	2015	2016	2017
Alabama	42	46	39
Arizona	33	38	31
California	149	191	160
Florida	61	16	15
Illinois	12	—	—
Indiana	21	21	21
Kansas	5	—	—
Kentucky	15	15	15
Michigan	14	14	14
Mississippi	—	24	51
Missouri	7	—	—
Ohio	95	99	91
Oregon	2	2	2
Tennessee	27	25	24
Utah	10	—	—
Virginia	32	27	26
	525	518	489

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

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

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans. The CFPB accepted comments on the proposed rules through October 7, 2016.   On October 4, 2017, the CFPB released its final rule applicable to payday, title and certain high-cost installment loans (“CFPB Rule”). The CFPB Rule was published in the Federal Register on November 17, 2017, and is scheduled to become effective no earlier than August 2019. The CFPB Acting Director,  appointed subsequent to the publication of the CFPB Rule, has stated that the CFPB will reconsider the CFPB Rule. In addition, the CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act and a resolution to override the CFPB Rule was filed in the United States Senate on March 23, 2018. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties.

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

Under the provisions of the CFPB Rule applicable to covered short-term loans and covered longer-term balloon-payment loans, to make a conforming loan a lender will need to choose between the following two options:

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

A lender generally must give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel than the immediately preceding payment attempt.

The CFPB Rule also requires the CFPB’s registration of consumer reporting agencies as “registered information systems” to whom lenders must furnish information about covered short-term and longer-term balloon loans and from whom lenders must obtain consumer reports for use in extending such credit. If there is no registered information system or if no registered information system has been registered for at least 180 days, lenders will be unable to make Section 1041.6 Loans. The CFPB expects that there will be at least one registered information system in time for lenders to avail themselves of the option to make Section 1041.6 Loans by the effective date of the CFPB Rule.

Other Legislative and Regulatory Changes

The CFPB has announced tentative plans to propose rules affecting debt collection, debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending.

For a discussion of the potential impact of the CFPB Rule on the Company, see “Risk Factors— The CFPB has adopted rules applicable to our loans that could have a material adverse effect on our business and results of operations, on our ability to offer short-term consumer loans, on our ability to obtain ACH payment authorizations, or on our credit facilities.”

Product Characteristics and Mix

As the Company expands its product offerings to meet our customers’ needs, the characteristics of our overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our prepaid debit card direct deposit offering may reduce our check cashing fees; however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing may extend the customer relationship.

Expenses

Our operating expenses relate primarily to the operation of our retail locations and internet presence, including salaries and benefits, retail location occupancy costs, call center costs, advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, insurance, salaries, benefits, occupancy costs, professional expenses and management fees paid to our largest stockholders.

We view our compliance, collections and operations groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale and satisfy the increased regulatory scrutiny of the CFPB.

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

Closure of Utah Facility

In February 2017, the Company closed the Utah office that was acquired in 2012 when we purchased Direct Financial Solutions, our internet business. All call center operations have been fully integrated into the Company’s primary headquarters in Dublin, Ohio. During the year ended December 31, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets associated with this consolidation. In November 2017, the Company settled with the landlord resulting in a $0.6 million reduction of the lease termination expense.

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, goodwill, and stock based compensation, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 17.7%, 18.2% and 14.5% of short-term consumer loans at December 31, 2015, 2016 and 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 13.7%, 10.2% and 12.6% of medium-term consumer loans at December 31, 2015, 2016 and 2017, respectively.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2015, 2016 and 2017 were $128.5 million, $93.8 million and $94.3 million, respectively. The allowance for loan losses as of December 31, 2015, 2016 and 2017 were $23.9 million, $16.2 million and $16.3 million, respectively. At December 31, 2015, 2016 and 2017, the allowance for loan losses were 15.7%, 14.7% and 14.8%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2015, 2016 and 2017 are as follows (in thousands):

	As of December 31,
	2015	2016	2017
Finance Receivables, net of unearned advance fees	$152,393	$110,038	$110,666
Less: Allowance for loan losses	23,892	16,219	16,327
Finance Receivables, Net	$128,501	$93,819	$94,339

The total changes to the allowance for loan losses for the years ended December 31, 2015, 2016 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Allowance for loan losses
Beginning of Period	$30,363	$23,892	$16,219
Provisions for loan losses	146,462	84,742	97,569
Charge-offs, net	(152,933)	(92,415)	(97,461)
End of Period	$23,892	$16,219	$16,327
Allowance as a percentage of finance receivables, net of unearned advance fees	15.7%	14.7%	14.8%

The provision for loan losses for the year ended December 31, 2015, 2016, and 2017 includes losses from returned items from check cashing of $8.9 million, $6.1 million, and $6.0 million and third party lender losses of $35.6 million, $25.2 million, and $32.7 million, respectively.

In some instances the Company guarantees loans with third-party lenders. As of December 31, 2017 and 2016, the outstanding amount of active consumer loans were $37.0 million and $36.9 million, respectively, consisting of $35.8 million and $35.7 million in short-term, and $1.2 million and $1.2 million in installment loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.8 million and $3.1 million as of December 31, 2017 and 2016, respectively.

Goodwill Impairment

Management evaluates all long-lived assets for impairment annually as of December 31, or whenever events or changes in business circumstances indicate an asset might be impaired, including goodwill and equity method investments. One event that requires the Company to perform a goodwill impairment test is when a portion of the retail reporting unit is sold. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets at the date of the acquisition.

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

The Company divested its interests in Florida II in February 2016, as described in Note 14. At this time, the test resulted in no impairment of goodwill. On July 1, 2016, the Company entered into a swap transaction and transferred its interests in Illinois, Kansas, Missouri, and Utah as described in Note 14. The test concluded that the Retail financial services reporting unit was impaired by $28.9 million as of July 1, 2016 as described in Note 5.

The Company conducted its annual test for impairment of goodwill as of December 31, 2015, 2016 and 2017 for the Retail financial services reporting unit and concluded that our Retail financial services reporting unit has an impairment of $68.0 million, $-0- million, and $113.8 million, respectively. The Company’s goodwill is fully impaired as of December 31, 2017.

Income Taxes

We record income taxes under generally accepted accounting principles. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. As of December 31, 2016, the Company recorded a full valuation allowance on its existing deferred tax assets as their future utilization was uncertain at that time.

As of December 31, 2017, the Company maintained a full valuation allowance on its existing deferred tax assets as it is not more likely than not that approximately $71.9 million of net deferred tax assets would be realized in the foreseeable future.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%.  The lower U.S. corporate income tax rate is effective January 1, 2018, however the U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. The estimated impact of the Tax Act is further described in the accompanying Notes to Consolidated Finance Statements.

Non-Guarantor and Unrestricted Subsidiaries

As described in more detail under Note 20 to the consolidated financial statements, we had six non-guarantor subsidiaries as of December 31, 2017.  Certain information with respect to our Non-guarantor Subsidiaries is set out in the table below.

	Year Ended December 31,
	2015	2016	2017
Statement of Operations Data:
Total revenues	$89,947	$58,670	$78,674
Total operating expenses	55,144	31,051	50,133
Income before income taxes	19,465	14,836	12,450
Balance Sheet Data:
Total assets		$54,105	$69,538
Total liabilities		55,922	83,410

Florida II, previously owned from July 2012 to February 2016, is not included in the December 31, 2016, Balance Sheet, but is included in the Statement of Operations for only the month ended January 31, 2016.

As of December 31, 2017, of the entities classified as “Non-Guarantor Subsidiaries”, CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing our senior notes. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. The remainder of the entities included under “Non-Guarantor Subsidiaries”  are “Restricted Subsidiaries” as defined in the indentures governing our senior secured notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2015, 2016 and 2017 (dollars in thousands):

	Year Ended December 31,
	2015	Revenue %	2016	Revenue %	2017	Revenue %

Total Revenues	$527,379	100.0%	$402,329	100.0%	$364,067	100.0%
Operating Expenses
Salaries	80,629	15.3%	70,024	17.4%	70,539	19.4%
Provision for losses	191,009	36.2%	115,962	28.8%	136,201	37.4%
Occupancy	31,104	5.9%	27,590	6.9%	27,197	7.5%
Advertising and marketing	21,533	4.1%	6,831	1.7%	7,262	2.0%
Lease termination	3,666	0.7%	1,733	0.4%	1,857	0.5%
Depreciation and amortization	10,268	1.9%	10,116	2.5%	9,461	2.6%
Other operating expenses	57,947	11.0%	51,597	12.9%	51,738	14.2%
Total Operating Expenses	396,156	75.1%	283,853	70.6%	304,255	83.6%
Income from Operations	131,223	24.9%	118,476	29.4%	59,812	16.4%
Corporate and other expenses
Corporate expenses	89,584	17.0%	85,673	21.3%	81,560	22.4%
Lease termination	—	—	—	—	1,226	0.3%
Depreciation and amortization	5,408	1.0%	4,987	1.2%	4,929	1.4%
Interest expense, net	58,982	11.2%	44,470	11.1%	48,245	13.3%
Loss on sale of subsidiaries	—	—	4,106	1.0%	—	—
Gain on debt extinguishment	(47,976)	(9.1%)	(65,117)	(16.2%)	—	—
Market value of stock repurchase obligation	(1,000)	(0.2%)	—	—	—	—
Goodwill impairment	68,017	12.9%	28,949	7.2%	113,753	31.2%
Income tax expense (benefit)	27,259	5.2%	16,192	4.0%	(9,621)	(2.6%)
Total corporate and other expenses	200,274	38.0%	119,260	29.6%	240,092	65.9%
Net loss before advisory fee	(69,051)	(13.1%)	(784)	(0.2%)	(180,280)	(49.5%)
Sponsor advisory fee	961	0.2%	761	0.2%	615	0.2%
Net loss	$(70,012)	(13.3%)	$(1,545)	(0.4%)	$(180,895)	(49.7%)

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2015, 2016 and 2017:

	Twelve Months Ended December 31,
	2015	2016	2017
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,417,478	$1,065,716	$1,036,753
Number of loan transactions (in thousands)	3,689	2,938	2,858
Average new loan size	$384	$363	$363
Average fee per new loan	$45.45	$48.49	$48.87
Loan loss provision	$63,014	$37,906	$46,240
Loan loss provision as a percentage of loan volume	4.4%	3.6%	4.5%
Secured loans as percentage of total at December 31st	17.7%	18.2%	14.5%
Medium-term Loan Operating Data (unaudited):

Balance outstanding (in thousands)	$78,665	$51,431	$46,903
Number of loans outstanding	63,477	42,128	37,371
Average balance outstanding	$1,239	$1,219	$1,255
Weighted average monthly percentage rate	16.9%	16.5%	16.8%
Allowance as a percentage of finance receivables	25.7%	27.2%	29.1%
Loan loss provision	$83,448	$46,836	$51,329
Secured loans as percentage of total at December 31st	13.7%	10.2%	12.6%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$2,607,052	$2,072,593	$1,829,036
Number of checks cashed (in thousands)	4,607	3,979	3,301
Face amount of average check	$566	$521	$554
Average fee per check	$13.64	$12.17	$13.94
Returned check expense	$8,925	$6,056	$5,966
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%	0.3%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

The following table sets forth revenue by product line and total revenue for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2016	2017	Decrease		2016	2017
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$142,453	$139,307	$(3,146)	(2.2%)	35.4%	38.3%
Medium-term Consumer Loan Fees and Interest	95,620	76,633	(18,987)	(19.9%)	23.8%	21.0%
Credit Service Fees	86,864	76,763	(10,101)	(11.6%)	21.6%	21.1%
Check Cashing Fees	48,437	46,011	(2,426)	(5.0%)	12.0%	12.6%
Prepaid Debit Card Services	7,974	8,281	307	3.9%	2.0%	2.3%
Other Income	20,981	17,072	(3,909)	(18.6%)	5.2%	4.7%
Total Revenue	$402,329	$364,067	$(38,262)	(9.5%)	100.0%	100.0%

Beginning in the first quarter of 2017, the Company began to expand the short-term and medium-term consumer loan portfolios resulting in fourth quarter total revenue of $99.9 million, a $5.2 million increase over the prior year fourth quarter.

Revenue from short-term consumer loan fees and interest for the year ended December 31, 2017, decreased $3.1 million, or 2.2%, but grew sequentially each quarter as the Company expanded its portfolios.  Fourth quarter revenue of $39.0 million was an  increase of $1.2 million, or 3.3%,  over third quarter revenue, and an increase of $4.7 million, or 13.8%, over the prior year fourth quarter.

Revenue from medium-term consumer loans for the year ended December 31, 2017, decreased $19.0 million, or 19.9%, compared to the same period in 2016.  Fourth quarter revenue of $22.2 million was an  increase of $2.1 million, or 10.5%, over third quarter revenue, and an increase of $1.2 million, or 6.0%, over the prior year fourth quarter.

The decrease in revenue from credit service fees, when comparing the current year to the prior year, occurred in the first half of the current year as the Company began growing the CSO program. However, credit service fees had grown such that the third and fourth quarters of 2017 were nearly flat compared to the same periods in the prior year.

Revenue from check cashing fees for the year ended December 31, 2017, decreased $2.4 million, or 5.0%, compared to the same period in 2016. The decrease is primarily due to the sale and divesture of retail locations in the prior year offset by growth in certain markets.

Revenue from other income for the year ended December 31, 2017, decreased $3.9 million, or 18.6%, compared to the same period in 2016. The decrease is primarily attributable to a decrease in collections-related fees.

Operating Expenses

	Year Ended December 31,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)

Salaries	$70,024	$70,539	$515	0.7%	17.4%	19.4%
Provision for Loan Losses	115,962	136,201	20,239	17.5%	28.8%	37.4%
Occupancy	27,590	27,197	(393)	(1.4%)	6.9%	7.5%
Depreciation & Amortization	10,116	9,461	(655)	(6.5%)	2.5%	2.6%
Lease Termination Costs	1,733	1,857	124	7.2%	0.4%	0.5%
Advertising & Marketing	6,831	7,262	431	6.3%	1.7%	2.0%
Bank Charges (a)	9,416	7,371	(2,045)	(21.7%)	2.3%	2.0%
Store Supplies	1,972	1,655	(317)	(16.1%)	0.5%	0.5%
Collection Expenses	2,464	1,587	(877)	(35.6%)	0.6%	0.4%
Telecommunications	8,226	7,569	(657)	(8.0%)	2.0%	2.1%
Security	2,304	2,120	(184)	(8.0%)	0.7%	0.6%
License & Other Taxes	1,635	1,744	109	6.7%	0.5%	0.5%
Loss on Asset Disposal	2,033	4,164	2,131	104.8%	0.5%	1.1%
Verification Processes	2,760	4,005	1,245	45.1%	0.7%	1.1%
Other Operating Expenses	20,787	21,523	736	3.5%	5.2%	5.9%
Total Operating Expenses	283,853	304,255	20,402	7.2%	70.6%	83.6%

Total operating expenses increased $20.4 million, or 7.2%, for the year ended December  31, 2017, as compared to the same period in the prior year, primarily due to a shift in emphasis to portfolio expansion resulting in a higher provision for loan losses.

The provision for loan losses increased $20.2 million, or 17.5%, for the year ended December 31, 2017 as compared to the same period in the prior year. The increase is related to higher provisioning as a percentage of revenue as the Company focused on expanding its portfolios via new customer acquisition. The Company has tightened its underwriting and verification procedures in order to avoid this in the future.

Bank charges decreased by $2.0 million, or 21.7%, for the year ended December  31, 2017, as compared to the prior period, primarily due to a  decrease in transactional volume.

Loss on asset disposal increased by $2.1 million, or 104.8%, for the year ended December 31, 2017, as compared to the prior period, reflecting an increase in the number of underperforming retail location closures as compared to the prior year.

Verification processes expense increased by $1.2 million, or 45.1%, for the year ended December 31, 2017, as compared to the prior period, reflecting an increased focus on loan portfolio expansion and on underwriting.

Corporate and Other Expenses

	Year Ended December 31,
	2016	2017	Increase (Decrease)		2016	2017
				(Percent)	(Percent of Revenue)
Corporate Expenses	$85,673	$81,560	$(4,113)	(4.8%)	21.3%	22.4%
Depreciation & Amortization	4,987	4,929	(58)	(1.2%)	1.2%	1.4%
Sponsor Advisory Fee	761	615	(146)	(19.2%)	0.2%	0.2%
Interest expense, net	44,470	48,245	3,775	8.5%	11.1%	13.3%
Lease termination	—	1,226	1,226	100.0%	0.0%	0.3%
Loss on Sale of Subsidiaries	4,106	—	(4,106)	100.0%	1.0%	—
Gain on Debt Extinguishment	(65,117)	—	65,117	(100.0%)	(16.2%)	—
Goodwill Impairment	28,949	113,753	84,804	292.9%	7.2%	31.2%
Income tax expense (benefit)	16,192	(9,621)	(25,813)	159.4%	4.0%	(2.6%)
Total Corporate and Other Expenses	$120,021	$240,707	$120,686	100.6%	29.8%	66.1%

The decrease in corporate expenses from $85.7 million to $81.6 million for the year ended December 31, 2017, as compared to the prior year period, or a decrease of 4.8%, is primarily the result of our cost containment initiatives and the closure of the Utah facility.

The $1.2 million increase in lease termination costs for the year ended December 31, 2017, as compared to the prior year period, is the result of the closure of the Company’s Utah facility.

The $4.1 million loss on sale of subsidiaries in 2016 reflects the sale of the unrestricted subsidiary, Florida II, and the QC transaction both in that year, which was not repeated in 2017.

The $65.1 million gain on debt extinguishment is the result of the Company repurchasing $103.9 million of its outstanding senior secured notes during the year ended December 31, 2016. In 2017, the Company shifted its resources to portfolio expansion and there were no repurchases of debt.

Goodwill impairment increased by $84.8 million, or 292.9%, for the year ended December 31, 2017, as compared to the prior year, after the Company performed an impairment analysis of the retail unit and wrote off the remaining value of goodwill based on an assessment of the fair value as of December 31, 2017.

Income tax expense (benefit) decreased by $25.8 million, or 159.4%, for the year ended December 31, 2017, as compared to the prior year due to the earnings and the valuation allowance taken against our deferred tax assets in the prior year as compared to the benefit in the current period due to the change in federal tax rate.

Business Segment Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

	As of and for the year ended December 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$181,390		$31,016			$212,406
Other Intangible Assets	375		549			924
Total Revenues	$291,655	100.0%	$72,412	100.0%		$364,067	100.0%
Provision for Loan Losses	83,499	28.6%	52,702	72.8%		136,201	37.4%
Other Operating Expenses	159,148	54.6%	8,906	12.3%		168,054	46.2%
Operating Gross Profit	49,008	16.8%	10,804	14.9%		59,812	16.4%
Interest Expense, net	33,403	11.5%	14,842	20.5%		48,245	13.3%
Depreciation and Amortization	4,477	1.5%	452	0.6%		4,929	1.5%
Lease Termination	—	—	1,226	1.7%		1,226	0.3%
Goodwill Impairment	113,753	39.0%	—	—		113,753	31.2%
Other Corporate Expenses (a)	—	—	—	—	82,175	82,175	22.6%
Loss from Continuing Operations, before tax	(102,625)	(35.2)%	(5,716)	(7.9)%	(82,175)	(190,516)	(52.3)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2017.

	As of and for the year ended December 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$325,575		$52,788			$378,363
Goodwill	113,290		—			113,290
Other Intangible Assets	529		883			1,412
Total Revenues	$311,324	100.0%	$91,005	100.0%		$402,329	100.0%
Provision for Loan Losses	68,273	21.9%	47,689	52.4%		115,962	28.8%
Other Operating Expenses	157,099	50.5%	10,792	11.9%		167,891	41.7%
Operating Gross Profit	85,952	27.6%	32,524	35.7%		118,476	29.5%
Interest Expense, net	31,573	10.1%	12,897	14.2%		44,470	11.1%
Depreciation and Amortization	4,122	1.3%	865	1.0%		4,987	1.2%
Goodwill Impairment	28,949	9.3%	—	—		28,949	7.2%
Loss on Sale of Subsidiaries	4,106	1.3%	—	—		4,106	1.0%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(16.2)%
Other Corporate Expenses (a)	—	—	—	—	86,434	86,434	21.5%
Income from Continuing Operations, before tax	17,202	5.5%	18,762	20.6%	(21,317)	14,647	3.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2016.

Retail Financial Services

Retail financial services represented 80.1%, or $291.7 million, of consolidated revenues for the year ended December 31, 2017, which was a decrease of $19.7 million, or 6.3%, over the prior period.  Retail financial services fourth quarter revenue of $79.5 million was an  increase of $1.8 million, or 2.3%,  over third quarter revenue, and an increase of $3.6 million, or 4.8%, over the prior year fourth quarter.

Internet Financial Services

For the year ended December  31, 2017, total revenues contributed by our Internet financial services segment was $72.4 million, a decrease of $18.6 million, or 20.4%, over the prior period. Internet financial services revenue of $20.4 million for the fourth quarter was an increase of $1.6 million, or 8.5%, over the fourth quarter of the prior year.

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

Other income for the year ended December 31, 2016, decreased $3.4 million, or 14.1%, compared to the same period in 2015.  The decrease is primarily collections related fees.

Operating Expenses

The table below sets forth certain information regarding our operating expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)

Salaries	$80,629	$70,024	$(10,605)	(13.2%)	15.3%	17.4%
Provision for Loan Losses	191,009	115,962	(75,047)	(39.3%)	36.2%	28.8%
Occupancy	31,104	27,590	(3,514)	(11.3%)	5.9%	6.9%
Depreciation & Amortization	10,268	10,116	(152)	(1.5%)	1.9%	2.5%
Lease Termination Costs	3,666	1,733	(1,933)	(52.7%)	0.7%	0.4%
Advertising & Marketing	21,533	6,831	(14,702)	(68.3%)	4.1%	1.7%
Bank Charges (a)	10,046	9,416	(630)	(6.3%)	1.9%	2.3%
Store Supplies	2,803	1,972	(831)	(29.6%)	0.5%	0.5%
Collection Expenses	3,233	2,464	(769)	(23.8%)	0.6%	0.6%
Telecommunications	6,477	8,226	1,749	27.0%	1.2%	2.0%
Security	2,874	2,304	(570)	(19.8%)	0.6%	0.6%
License & Other Taxes	1,829	1,635	(194)	(10.6%)	0.4%	0.4%
Loss on Asset Disposal	1,808	2,033	225	12.4%	0.3%	0.5%
Verification Processes	5,479	2,760	(2,719)	(49.6%)	1.0%	0.7%
Other Operating Expenses	23,398	20,787	(2,611)	(11.2%)	4.4%	5.3%
Total Operating Expenses	396,156	283,853	(112,303)	(28.3%)	75.1%	70.6%
Income from Operations	$131,223	$118,476	$(12,747)	(9.7%)	24.9%	29.4%

Total operating expenses decreased as a percentage of revenue from 75.1% to 70.6% and income from operations has increased as a percentage of revenue from 24.9% to 29.4 % for the year ended December 31, 2016 as compared to the same period in the prior year. The decrease is primarily a result of the benefit of changes in underwriting, portfolio rationalization, consolidating retail locations, which began in the second half of 2015 and continued through 2016, and the sale of Florida II.

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

Verification processes expense decreased by $2.7 million, or 49.6%, for the year ended December 31, 2016, as compared to the prior period, and decreased from 1.0% to 0.7% of revenue, as the result of portfolio rationalization.

Operating leverage was negatively impacted by the QC Transaction along with the shift in focus to portfolio rationalization. This was offset by the benefits of more restrictive underwriting resulting in an expansion in operating income and operating margin.

Corporate and Other Expenses

The following table sets forth certain information regarding our corporate and other expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(dollars in thousands)	2015	2016	Increase (Decrease)		2015	2016
				(Percent)	(Percent of Revenue)
Corporate Expenses	$89,584	$85,673	$(3,911)	(4.4%)	17.0%	21.3%
Depreciation & Amortization	5,408	4,987	(421)	(7.8%)	1.0%	1.2%
Sponsor Advisory Fee	961	761	(200)	(20.8%)	0.2%	0.2%
Interest expense, net	58,982	44,470	(14,512)	(24.6%)	11.2%	11.1%
Loss on Sale of Subsidiaries	—	4,106	4,106	100.0%	—	1.0%
Gain on Debt Extinguishment	(47,976)	(65,117)	(17,141)	35.7%	(9.1%)	(16.2%)
Market Value of Stock Repurchase Obligation	(1,000)	—	1,000	(100.0%)	(0.2%)	—
Goodwill Impairment	68,017	28,949	(39,068)	(57.4%)	12.9%	7.2%
Income tax expense	27,259	16,192	(11,067)	40.6%	5.2%	4.0%
Total Corporate and Other Expenses	$201,235	$120,021	$(81,214)	(40.4%)	38.2%	29.8%

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

Segment Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015

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

Liquidity and Capital Resources

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities and subsidiary notes. We believe that it is probable that cash flow from operations and available cash, together with availability of existing and future credit facilities, will be adequate to meet our obligations as they become due within the next twelve months. Beyond that twelve month period, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control. In addition, these factors may require us to pursue restructuring of our indebtedness and/or alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for each of the years specified below:

	Year Ended December 31,
(in thousands)	2015	2016	2017
Net Cash Provided by Operating Activities	$195,145	$122,221	$84,391
Net Cash Used in Investing Activities	(180,501)	(93,399)	(145,825)
Net Cash Provided by (Used in) Financing Activities	6,563	(21,430)	21,728
Net Increase (Decrease) in Cash and Cash Equivalents	$21,207	$7,392	$(39,706)

Cash Flows from Operating Activities. Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 were $84.4 million, $122.2 million and $195.1 million, respectively. Net income, net of the non-cash impact of goodwill impairment was ($67.1) million, $27.4 million, and ($2.0) million for the years ended December 31, 2017, 2016 and 2015, respectively. The primary difference between the years is the higher losses in lending as the Company began to grow its portfolios in 2017, after a period of contraction beginning in the second half of 2015 continuing through the end of 2016.

Cash Flows from Investing Activities. During 2017, net cash used in investing activities was $145.8 million primarily due to $136.3 million in loan originations.

During 2016, net cash used in investing activities was $93.4 million as the result of $82.5 million in loan originations.

During 2015, net cash used in investing activities was $180.5 million primarily due to $159.7 million in loan originations.

Cash Flows from Financing Activities. Net cash provided by financing activities during 2017 was $21.7 million. The primary sources of cash were $20.0 million in proceeds from a subsidiary note and $14.2 million in net proceeds from lines of credit.

Net cash used in financing activities during 2016 was $21.4 million. The primary source of cash was $14.3 million in proceeds on subsidiary notes offset by $38.8 million in payments for the repurchase of senior secured notes.

Net cash provided by financing activities during 2015 was $6.6 million. The primary source of cash was a $27.2 million draw on our revolving credit facility offset by $18.3 million in payments for the repurchase of senior secured notes.

Financing Instruments

The indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing our $47.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing our notes. The revolving credit facility also contains covenants which relate to financial performance. We were in compliance with these covenants as of December 31, 2016 and the requirements were amended or waived as of December 31, 2017 pursuant to the March 30, 2018 amendment to the revolving credit facility.

For the years ended December 31, 2015 and December 31, 2016, we repurchased $66.3 million and $103.9 million of our senior secured notes resulting in $48.0 million and $65.1 million gains on debt extinguishment, respectively. No repurchases were made in 2017. We may continue to repurchase our outstanding debt, including in the open market through privately negotiated transactions, by exercising redemption rights, through affiliates or otherwise and such repurchases may be material.

In June 2017, the Company closed on an amendment of its existing $30.6 million revolving credit facility which included an increase and extension, together with a refinancing of a $7.0 million subsidiary revolving credit facility, resulting in a $47.0 million revolving credit facility with a January 2019 maturity. The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 1.69% and 1.00% at December 31, 2017 and December 31, 2016, respectively, and the prime rate was 4.50% and 3.75% at December 31, 2017 and December 31, 2016, respectively.

On March 30, 2018, the Company amended its revolving credit facility with Victory Park Management, LLC, as administrative agent, and certain of its affiliates as lenders, which we refer to collectively as VPC, to extend the maturity date to April 4, 2019.  The amendment also waived certain events of default, eliminated the obligation to satisfy a quarterly fixed charge coverage test and added covenants addressing daily minimum liquidity and asset coverage tests, weekly operational reporting requirements and monthly EBITDA and borrowing base coverage tests.  Additionally, the Company is required to use commercially reasonable efforts to obtain reasonably satisfactory modification of the 2019 and 2020 Notes.

On December 20, 2013, and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding were the proceeds from $40.0 million and $7.3 million installment notes, which were used to acquire loans from guarantor subsidiaries. On  April 25, 2017, the Company’s non-guarantor and unrestricted subsidiary, CCFI Funding II, LLC, and Ivy Funding Nine, LLC, amended and restated its existing $40.0 million note to increase the borrowing capacity up to $60.0 million.  The $60.0 million note had a maturity date of January 2019 and an interest rate of 16.75% and a monthly administrative fee of 0.75% on the outstanding principal of the note. The note also has a cross-default tied to the Company’s revolving credit facility, dividend restrictions, borrowing base testing and a cash flow coverage test. In addition, the note contains make-whole provisions in the event of a prepayment. The proceeds from the amended note were used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7.3 million note was satisfied in full.

On March 30, 2018, the April 25, 2017, note was further amended to extend the maturity date to April 4, 2019.  The amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met.  The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting and a monthly consolidated EBITDA test.

Capital Expenditures

For the years ended December 31, 2015, 2016 and 2017, we spent $20.0 million, $9.1 million, and $8.9 million, respectively, on capital expenditures.  Capital expenditures during 2015 were primarily for development costs on the POS system and opening retail locations in the Alabama, Florida, Tennessee, and Virginia markets. Capital expenditures during 2016 and 2017 were primarily to develop an analytical data warehouse to advance reporting and analytical capabilities to improve our risk management and operational decision making. The decreases in 2016 and 2017 compared to 2015 is due to the Company making the strategic decision to only open certain retail locations and perform maintenance capital expenditures.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash income tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refunds. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2017:

	Total	2018	2019 - 2020	2021 - 2022	After 2022
Operating Leases	$42,325	$19,028	$18,094	$4,313	$890
Capital Leases	378	378	—	—	—
Senior secured notes
Principal	249,790	—	249,790	—	—
Interest	37,863	27,102	10,761	—	—
Total Senior Secured Notes	287,653	27,102	260,551	—	—
Borrowings under Revolving Credit Facility
Principal	47,000	—	47,000	—	—
Interest	7,892	7,285	607	—	—
Total borrowings under Revolving Credit Facility	54,892	7,285	47,607	—	—
Borrowings under Subsidiary Note Payable
Principal	61,958	119	60,942	897	—
Interest	11,092	10,134	946	12	—
Total borrowings under Subsidiary Note Payable	73,050	10,253	61,888	909	—
Total	$458,298	$64,046	$388,139	$5,222	$890

Existing Indebtedness. There are $237.3 million aggregate principal amount of senior notes outstanding as of December 31, 2017 which mature in May 2019. The notes have an interest rate of 10.75% which is payable semi-annually.

We have $12.5 million of senior secured notes, with a maturity of May 2020, outstanding as of December 31, 2017. Other than the interest rate of 12.75% and the maturity date, the terms of such notes are substantially similar to the terms of the 10.75% senior secured notes described above, except that such notes are not freely tradeable.

Concurrent with the offering of senior secured notes, we also entered into a four-year, $40 million revolving credit facility.  In June 2017, the Company closed on an amendment of its existing revolving credit facility which included an increase and extension, resulting in a $47.0 million revolving credit facility with a January 2019 maturity. The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 1.69% and 1.00% at December 31, 2017 and December 31, 2016, respectively, and the prime rate was 4.50% and 3.75% at December 31, 2017 and December 31, 2016, respectively.

On March 30, 2018, the Company amended its revolving credit facility to extend the maturity date to April 4, 2019.  The amendment also waived certain events of default, eliminated the obligation to satisfy a quarterly fixed charge coverage test and added covenants addressing daily minimum liquidity and asset coverage tests, weekly operational reporting requirements and monthly EBITDA and borrowing base coverage tests.  Additionally, the Company is required to use commercially reasonable efforts to obtain reasonably satisfactory modification of the 2019 and 2020 Notes, as described above.

On December 20, 2013, and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding were the proceeds from $40.0 million and $7.3 million installment notes, which were used to acquire loans from guarantor subsidiaries. On April 25, 2017, the Company’s non-guarantor and unrestricted subsidiary, CCFI Funding II, LLC and Ivy Funding Nine, LLC, amended and restated its existing $40.0 million note to increase the borrowing capacity up to $60.0 million.  The $60.0 million note has a maturity date of January 2019 and an interest rate of 16.75% and a monthly administrative fee of 0.75% on the outstanding principal balance of the note. The note also has a cross-default to the Company’s revolving credit facility, dividend restrictions, borrowing base testing and a cash flow coverage test. In addition, the note contains make-whole provisions in the event of a prepayment. The proceeds from the amended note were used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7.3 million note was satisfied in full.

On March 30, 2018, the April 25, 2017, note was further amended to extend the maturity date to April 4, 2019.  The amendment increased the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met.  The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting and a monthly consolildated EBITDA test.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.2 million at December 31, 2017 and our share of the note was $0.9 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane.

Liquidity and Need for Additional Capital

The Company was able to extend the maturities of the $47.0 million revolving credit facility and $60.0 million in subsidiary notes through April 4, 2019.  These amendments in addition to improved financial performance, have allowed management to conclude that there is not substantial doubt regarding the company’s ability to meet its obligations for the period which extends one year from the issuance of these financial statements.

   The Company’s cash balance of $71.2 million as of December 31, 2017, plus cash from operating activities, is expected to fund the Company’s operations through the first quarter of 2019.  However, maturities of $237.3 million of senior notes, $47.0 million of revolving credit facility debt, and $60.0 million in subsidiary notes are due in the second quarter of 2019.   The Company’s expected cash position will not be sufficient to repay this indebtedness and the Company will need to refinance this indebtedness.

The Company cannot ascertain any future financing will be available on terms favorable to the Company, if at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Failure to raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives, including maintaining licenses, funding operations and paying interest.  If creditors seek liquidation, it is unlikely that the assets available to the Company would be able to be sold to satisfy these debts.

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

Loan Portfolio

As of December 31, 2017, we are licensed to offer loans in 33 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state to state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of December 31, 2016 and 2017, our total finance receivables net of unearned advance fees were approximately $110.0 million and $110.7 million, respectively.

Equity Method Investments

Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, Investments — Equity Method and Joint Ventures, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. The Company’s equity method investment’s carrying value was $0.2 million as of December 31, 2017 and is included with Other Current Assets on the Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2017 and 2016, the outstanding amount of active consumer loans, consisting of both short-term and installment loans, were $37.0 million and $36.9 million, respectively , which were guaranteed by the Company. The accrual for third-party loan losses which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $4.8 million and $3.1 million as of December 31, 2017 and 2016, respectively.

ITEM 7A.QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of December 31, 2017, we had $359.1 million of gross indebtedness, of which, $47.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Community Choice Financial Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Choice Financial Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 2006.
Raleigh, North Carolina
April 2, 2018

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$66,627	$106,333
Restricted cash	4,585	3,015
Finance receivables, net of allowance for loan losses of $13,517 and $13,373	89,707	87,960
Short-term investments, certificates of deposit	—	500
Card related pre-funding and receivables	1,062	1,545
Other current assets	15,271	19,404
Total current assets	177,252	218,757
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,810 and $2,846	4,632	5,859
Property, leasehold improvements and equipment, net	26,848	36,431
Goodwill	—	113,290
Other intangible assets	924	1,412
Security deposits	2,750	2,614
Total assets	$212,406	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$39,566	$37,002
Money orders payable	7,169	8,209
Accrued interest	5,145	4,727
Current portion of capital lease obligation	371	1,155
Current portion of line of credit, net of deferred issuance costs of $-0- and $14	—	2,236
Current portion of subsidiary notes payable, net of deferred issuance costs of $1 and $7	118	7,407
Deferred revenue	2,535	2,753
Total current liabilities	54,904	63,489
Noncurrent Liabilities
Lease termination payable	818	1,066
Capital lease obligation	—	292
Line of credit, net of deferred issuance costs of $1,871 and $760	45,129	29,840
Subsidiary notes payable, net of deferred issuance costs of $762 and $617	61,077	41,341
Senior secured notes, net of deferred issuance costs of $1,664 and $2,861	248,126	246,929
Deferred revenue	7,520	10,055
Deferred tax liability, net	—	9,675
Total liabilities	417,574	402,687
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at December 31, 2017 and 7,982 outstanding shares at December 31, 2016	90	90
Additional paid-in capital	129,675	129,624
Retained deficit	(334,883)	(153,988)
Treasury stock	(50)	(50)
Total stockholders' deficit	(205,168)	(24,324)
Total liabilities and stockholders' equity	$212,406	$378,363

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016, and 2015

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Revenues:
Finance receivable fees	$215,940	$238,073	$325,070
Credit service fees	76,763	86,864	106,328
Check cashing fees	46,011	48,437	62,826
Card fees	8,281	7,974	8,742
Other	17,072	20,981	24,413
Total revenues	364,067	402,329	527,379
Operating expenses:
Salaries	70,539	70,024	80,629
Provision for loan losses	136,201	115,962	191,009
Occupancy	27,197	27,590	31,104
Advertising and marketing	7,262	6,831	21,533
Lease termination	1,857	1,733	3,666
Depreciation and amortization	9,461	10,116	10,268
Other	51,738	51,597	57,947
Total operating expenses	304,255	283,853	396,156
Operating gross profit	59,812	118,476	131,223
Corporate and other expenses:
Corporate expenses	82,175	86,434	90,545
Lease termination	1,226	—	—
Depreciation and amortization	4,929	4,987	5,408
Interest expense, net	48,245	44,470	58,982
Loss on sale of subsidiaries	—	4,106	—
Gain on debt extinguishment	—	(65,117)	(47,976)
Market value of stock repurchase obligation	—	—	(1,000)
Goodwill impairment	113,753	28,949	68,017
Total corporate and other expenses	250,328	103,829	173,976
Income (loss) from continuing operations, before tax	(190,516)	14,647	(42,753)
Provision for (benefit from) for income taxes	(9,621)	16,192	27,259
Net loss	$(180,895)	$(1,545)	$(70,012)

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2014	8,981,536	$90	$—	$127,729	$(82,431)	$45,388
Stock-based compensation expense	—	—	—	602	—	602
Net loss	—	—	—	—	(70,012)	(70,012)
Balance, December 31, 2015	8,981,536	$90	$—	$128,331	$(152,443)	$(24,022)
Reacquired stock	(1,000,000)	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	—	1,293	—	1,293
Net loss	—	—	—	—	(1,545)	(1,545)
Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$(153,988)	$(24,324)
Issuance of common stock for settlement of restricted stock units	8,484	—	—	—	—	—
Stock-based compensation expense	—	—	—	51	—	51
Net loss	—	—	—	—	(180,895)	(180,895)
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016, and 2015

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(180,895)	$(1,545)	$(70,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	136,201	115,962	191,009
Goodwill impairment	113,753	28,949	68,017
Loss on disposal of assets	5,192	1,901	1,808
Gain on debt extinguishment	—	(65,117)	(47,976)
Loss on sale of subsidiaries	—	4,106	—
Depreciation	13,895	14,439	13,909
Amortization of note discount and deferred debt issuance costs	3,893	2,697	3,015
Amortization of intangibles	496	664	1,767
Deferred income taxes	(9,675)	14,840	26,871
Change in fair value of stock repurchase obligation	—	—	(1,000)
Stock-based compensation	51	1,293	602
Changes in assets and liabilities:
Short-term investments	500	615	—
Card related pre-funding and receivables	483	129	932
Restricted cash	(1,570)	445	417
Other assets	4,000	(4,307)	8,384
Deferred revenue	(2,753)	9,654	(2,821)
Accrued interest	418	(1,857)	(1,482)
Money orders payable	(1,040)	(3,024)	2,143
Lease termination payable	(248)	(256)	1,322
Accounts payable and accrued expenses	1,690	2,633	(1,760)
Net cash provided by operating activities	84,391	122,221	195,145
Cash flows from investing activities
Net receivables originated	(136,338)	(82,525)	(159,710)
Net acquired assets, net of cash	(626)	(1,794)	(810)
Purchase of leasehold improvements and equipment	(8,861)	(9,080)	(19,981)
Net cash used in investing activities	(145,825)	(93,399)	(180,501)
Cash flows from financing activities
Repurchase of senior secured notes	—	(38,809)	(18,308)
Proceeds from subsidiary note	20,000	14,265	2,400
Payments on subsidiary note	(7,414)	(1,047)	(383)
Payments on related party Florida seller notes	—	—	(2,250)
Payments on capital lease obligations	(1,076)	(1,376)	(1,796)
Net proceeds on lines of credit	14,150	5,650	27,200
Debt issuance costs	(3,932)	(113)	(300)
Net cash provided by (used in) financing activities	21,728	(21,430)	6,563
Net increase (decrease) in cash and cash equivalents	(39,706)	7,392	21,207
Cash and cash equivalents:
Beginning	106,333	98,941	77,734
Ending	$66,627	$106,333	$98,941

See Notes to Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2017, 2016, and 2015

(In thousands)

	2017	2016	2015

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$42,721	$40,369	$57,154
Income taxes paid, net	$178	$813	$(4,834)

Supplemental Schedule of Noncash Investing and Financing Activities
Equipment acquired through capital lease	$—	$—	$1,876
Acquisitions (Note 14):
Purchase price	$—	$11,002	$—

Fair value of finance receivables acquired	$—	$9,065	$—
Fair value of other tangible assets acquired, principally leasehold improvements and equipment	—	563	—
Fair value of other intangible assets acquired, principally tradename	—	323	—
Cost in excess of net assets acquired	—	1,051	—
	—	11,002	—
Less recognized amounts of identifiable assets and liabilities divested
Fair value of finance receivables	—	(6,834)	—
Fair value of leasehold improvements and equipment	—	(787)	—
Fair value of identifiable goodwill	—	(5,982)	—
Fair value of other liabilities	—	64	—
Loss on transaction	—	2,537	—
	$—	$—	$—

Community Choice Financial Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 489 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 30 states as of December 31, 2017. Through its network of retail stores and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCFI. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:  Certain amounts reported in the 2016 and 2015 consolidated financial statements have been reclassified to conform to classifications presented in the 2017 consolidated financial statements, without affecting the previously reported net income or stockholders’ equity.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the value of stock based compensation and the valuation of deferred tax assets and liabilities.

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

On September 30, 2017, the Company entered into a joint venture with a third party to offer insurance products through select retail locations in a certain market. The third party manages the joint venture.

Revenue recognition:  Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The full amount of the check cashing fee is recognized as revenue at the time of the transaction. Fees and direct costs incurred for the origination of loans are deferred and amortized over the loan period using the interest method. The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its retail locations. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk.  Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans' original interest rates until the impaired loans are charged off or paid by the customer. Credit service organization (“CSO”) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the adoption of ASC 606 for this portion of the loan would not be material.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

Restricted cash:    Restricted cash represents cash used to meet state licensing requirements or compensating balances, and is restricted as to withdrawal or usage.

Short-term investments, certificates of deposit: Short-term investments consist of certificates of deposit with original maturities of greater than three months. Short-term investments are recorded at the carrying value, which approximates fair value and interest is recognized as earned.

Finance receivables:  Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 14.5% and 18.2% of short-term consumer loans at December 31, 2017 and 2016, respectively.

In certain states, either in compliance with law or through our following of best practices recommended by the Community Financial Services Association of America (“CFSA”) we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or by being posted at the store at the time of the consumer loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $184 of the $113,368 total receivables at December 31, 2017 and $2,316 of the $113,020 total receivables at December 31, 2016.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days represented 12.6% and 10.2% of medium-term consumer loans at December 31, 2017 and 2016, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under the CSO program. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product, by market based on historical loan loss experience, and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or ACH authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company accrues interest on past-due loans until charge off.  The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

For medium term secured and unsecured consumer loans that have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are sixty days past due. For medium term secured and unsecured consumer loans that have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are ninety-one days past due. The Company accrues interest on past-due loans until charge off.  The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

For the year ending December 31, 2015, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that an impairment for the Retail services reporting unit of $68,017 should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

On July 1, 2016, the Company entered into a swap transaction through which it divested interests in Illinois, Kansas, Missouri, and Utah, as described in Note 14.   The Company provided a version of a new projection model which was based on the potential effects of proposed CFPB rules as the Company understood the impact at that time. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. These items are considered level 3 inputs for determining fair value. The test concluded that the Retail financial services reporting unit had an impairment of $28,949 as of July 1, 2016.

For the year ending December 31, 2016, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that there was no impairment for the Retail services reporting unit. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques.

For the year ending December 31, 2017, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that an impairment for the Retail services reporting unit of $113,753 should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. Goodwill for the Retail financial services reporting unit was fully impaired as of December 31, 2017.

The Company’s other intangible assets consist of non-compete agreements, customer lists, trade names, and internally developed software. The amounts recorded for other intangible assets are amortized using the straight-line method over three, five, or seven years. Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $496, $664, and $1,767, respectively.

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

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first time advertising takes place. Advertising and marketing expense for the years ended December 31, 2017, 2016, and 2015 were $7,262, $6,831 and $21,533, respectively. Corporate level advertising and marketing expense for the years ended December 31, 2017, 2016, and 2015 were $291, $447, and $1,458, respectively.

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

In most instances, state law provides the statutory and regulatory framework for the products the Company offers in those states, in instances where the Company is making a loan to a consumer, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices.  On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”).   The CFPB Rule was published in the Federal Register on November 17, 2017, prior to the resignation of the CFPB’s Director.  The subsequently appointed CFPB Acting Director has since indicated that the CFPB will reconsider the CFPB Rule.  In addition, Congress may strike the CFPB Rule under the Congressional Review Act, as occurred with the CFPB’s arbitration rules.  At this time neither event has occurred and, as promulgated, the CFPB Rule requires compliance by August 19, 2019. In addition to state regulatory examinations that assess the Company’s compliance with state and federal laws and regulations, the CFPB and the Internal Revenue Service periodically examine and will continue to periodically examine the Company’s compliance with the federal laws noted above and the regulations promulgated under those laws.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, short-term investments, and lines of credit. For all such instruments, other than senior secured notes and notes payable at December 31, 2017 and December 31, 2016, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at December 31, 2017 and December 31, 2016 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	December 31, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$66,627	$66,627	1
Restricted cash	4,585	4,585	1
Finance receivables	94,339	94,339	3
Financial liabilities:
10.75% Senior secured notes	237,290	212,636	1
12.75% Senior secured notes	12,500	10,841	2
Subsidiary Note payable	61,958	61,958	2
Line of Credit	47,000	47,000	2

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$106,333	$106,333	1
Restricted cash	3,015	3,015	1
Finance receivables	93,819	93,819	3
Short-term investments, certificates of deposit	500	500	2
Financial liabilities:
10.75% Senior secured notes	237,290	195,503	1
12.75% Senior secured notes	12,500	10,221	2
Subsidiary Note payable	49,372	49,372	2
Line of Credit	32,850	32,850	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at December 31, 2017 and 2016.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. This ASU was amended in August 2015 by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date by one year. In addition, between March 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. For public business entities, ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Credit service organization (“CSO”) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the adoption of ASC 606 for this portion of the loan would not be material.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2016-01 has not had a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is consistent with current guidance, or account for forfeitures when they occur. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has determined that the adoption of ASU 2016-09 will not have a material effect on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic805): Clarifying the Definition of a Business”. This guidance clarifies the definition of a business, which affects many areas of accounting, such as acquisitions, disposals, goodwill impairment and consolidation. For public companies, the guidance is effective for annual periods beginning after December 15, 2017. The Company does not expect that the adoption of ASU 2017-01 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This guidance eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  Any impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill.  This guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has not elected to early adopt the provisions of ASU 2017-04. If early adoption had been selected, the goodwill impairment recorded and analysis performed at December 31, 2017 would have been materially different given the reporting unit had negative carrying value.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. This guidance specifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has determined that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2017) through the issuance date of April 2, 2018.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Short-term consumer loans	$66,465	$61,589
Medium-term consumer loans	46,903	51,431
Gross receivables	$113,368	$113,020
Unearned advance fees, net of deferred loan origination costs	(2,702)	(2,982)
Finance receivables before allowance for loan losses	110,666	110,038
Allowance for loan losses	(16,327)	(16,219)
Finance receivables, net	$94,339	$93,819

Finance receivables, net
Current portion	$89,707	$87,960
Non-current portion	4,632	5,859
Total finance receivables, net	$94,339	$93,819

Changes in the allowance for the loan losses by product type for the year ended December 31, 2017 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	12/31/2017	12/31/2017	of receivable
Short-term consumer loans	$2,223	$46,240	$(91,072)	$45,306	$2,697	$66,465	4.06%
Medium-term consumer loans	13,996	51,329	(57,263)	5,568	13,630	46,903	29.06%
	$16,219	$97,569	$(148,335)	$50,874	$16,327	$113,368	14.40%

The provision for loan losses for the year ended December 31, 2017 also includes losses from returned items from check cashing of $5,966.

The provision for short-term consumer loans of $46,240 is net of debt sales of $1,199 and the provision for medium-term consumer loans of $51,329 is net of debt sales of $1,555.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $256 and is included in the provision for medium-term consumer loans for the year ended December 31, 2017. For these loans evaluated for impairment, there were $432 of payment defaults during the year ended December 31, 2017. The troubled debt restructurings during the year ended December 31, 2017 are subject to an allowance of $80 with a net carrying value of $146 at December 31, 2017.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $669 and is included in the provision for medium-term consumer loans for the year ended December 31, 2016. For these loans evaluated for impairment, there were $1,279 of payment defaults during the year ended December 31, 2016. The troubled debt restructurings during the year ended December 31, 2016 are subject to an allowance of $219 with a net carrying value of $660 at December 31, 2016.

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

The Company has subsidiaries that facilitate third party lender loans.  Changes in the accrual for third-party lender losses for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015

Short-term balance, beginning of period	$2,907	$2,390	$3,897
Provision for loan losses	32,277	24,261	35,126
Charge-offs, net	(30,613)	(23,744)	(36,633)
Short-term balance, end of period	$4,571	$2,907	$2,390

Installment balance, beginning of period	$192	$220	$537
Provision for loan losses	389	903	496
Charge-offs, net	(334)	(931)	(813)
Installment balance, end of period	$247	$192	$220

Total balance, beginning of period	$3,099	$2,610	$4,434
Provision for loan losses	32,666	25,164	35,622
Charge-offs, net	(30,947)	(24,675)	(37,446)
Total balance, end of period	$4,818	$3,099	$2,610

Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,967 and $36,927 at December 31, 2017 and 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables consist of $35,801 and

$35,677 in short-term and $1,166 and $1,250 in installment loans at December 31, 2017 and 2016, respectively. The provision for third-party lender losses of $32,666 for the year ended December 31, 2017 is net of debt sales of $988.

The Company was required to purchase $61,127 and $54,785 of short-term and $638 and $1,243 of installment loans as part of the CSO Program during the years ended December 31, 2017 and 2016, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $30,444 and $30,876 of short-term and $305 and $311 of installment collections on these loans during the years ended December 31, 2017 and 2016, respectively.

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

The aging of receivables at December 31, 2017 and 2016 are as follows :

	December 31, 2017		December 31, 2016
Current finance receivables	$101,102	89.2%	$102,515	90.7%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	2,046	1.8%	290	0.3%
Medium-term consumer loans	6,502	5.7%	6,096	5.4%
Total past due finance receivables (1 - 30 days)	8,548	7.5%	6,386	5.7%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	3,130	2.8%	2,668	2.4%
Total past due finance receivables (31 - 60 days)	3,130	2.8%	2,668	2.4%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	588	0.5%	1,451	1.2%
Total past due finance receivables (61 - 90 days)	588	0.5%	1,451	1.2%
Total delinquent	12,266	10.8%	10,505	9.3%
	$113,368	100.0%	$113,020	100.0%

Note 3. Related Party Transactions and Balances

Quarterly fees are paid to affiliates of several stockholders in consideration for ongoing management and other advisory services provided to the Company and its subsidiaries. The Company paid total fees of $615 pursuant to this agreement for the year ended December 31, 2017.

Eugene Schutt and Jennifer Adams Baldock, each an independent member of our Board of Directors, are lenders to Ivy Funding Nine LLC, the lender to our non-guarantor subsidiary.  Mr. Schutt and Ms. Baldock loaned 0.33% and 0.04% of the total available credit extended by Ivy Funding Nine LLC. The Company paid $9,001 to Ivy Funding in 2017 which represents payments of interest and fees.

Michael Heller, an independent member of the Company’s Board of Directors, through restricted stock units and through an interest in a limited liability company beneficially owned 4.55% of Factor Trust LLC, a firm that provides credit bureau services to the Company. In addition, William E. Saunders, Jr., our Chairman and CEO, owned a less than 1% interest in Factor Trust LLC.  Both Mr. Saunders’ and the other Director’s interests in Factor Trust were liquidated in November of 2017, when Factor Trust was acquired by TransUnion.   In addition, Mr. Saunders, who previously served on Factor Trust’s board of directors, received compensation for that service of $30 in 2017.  The Company paid $1,519 to Factor Trust in respect to credit bureau services in 2017.

James H. Frauenberg, a significant shareholder of the Company, is one of two equal partners in a partnership from which the Company leases certain real estate.  Payments by us to this partnership in 2017 totaled $982.

The spouse of the Company’s President and Chief Operating Officer, Kyle Hanson, through a trust of which she is the sole settlor, is the general partner and managing member of entities that own a 36% interest in a vendor from which the Company purchases telecommunications services, Engage Holdings LLC.  The Company paid $8,171 for telecommunications services in 2017 to Engage Holdings LLC, which represented a $1,563 savings over 2016, when these services were purchased from another vendor.

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2017 and 2016, property, leasehold improvements and equipment consisted of the following:

	2017	2016

Furniture & fixtures	$ 25,677	$ 25,256
Leasehold improvements	50,400	51,882
Equipment	28,744	32,498
Vehicles	3,141	3,141
Property	-	768
	107,962	113,545
Less accumulated depreciation	(81,114)	(77,114)
	$ 26,848	$ 36,431

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13,895, $14,439 and $13,909, respectively.

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Goodwill	$—	$113,290
Other intangible assets, net:
Non-compete agreements	$—	$2
Trade names	628	965
Customer lists	144	235
Internally developed software	152	210
	$924	$1,412

The carrying amounts of goodwill by reportable segment at December 31, 2017 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$322,629	$13,458	$336,087
Accumulated impairment losses	(322,629)	(13,458)	(336,087)
	$—	$—	$—

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2014	$222,565
Other acquisitions, net	234
Retail segment impairment	(68,017)
Effect of tax benefits	(2,214)
Balance at December 31, 2015	152,568
Other acquisitions and dispositions, net	(10,329)
Retail segment impairment	(28,949)
Balance at December 31, 2016	113,290
Other acquisitions, net	463
Retail segment impairment	(113,753)
Balance at December 31, 2017	$—

For the years ending December 31, 2017, 2016 and 2015, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that an impairment for the Retail services reporting unit of $113,753, $-0-, and $68,017, respectively, should be taken. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. Goodwill for the Retail financial services reporting unit was fully impaired as of December 31, 2017.

The Company performs a goodwill impairment test for the Retail services reporting unit as required when a portion of a segment is sold.

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

The amount of tax goodwill at the acquisition date of the Company in 2006 exceeded the reported amount of goodwill for financial statement reporting purposes by approximately $50,965. The total estimated effect of the tax benefit attributable to tax goodwill in excess of the amount reported as of December 31, 2017 was approximately $23,687 which will reduce financial statement goodwill each year as the tax benefits are recognized. This benefit will be recognized over a 15-year period from the date of acquisition by recording deferred income tax expense and reducing the carrying amount of goodwill as those tax benefits occur. The tax benefit for the years ended December 31, 2017, 2016, and 2015 were $-0-, $-0-, and $2,214, respectively. The effect of the tax benefits for each subsequent year may result in future reductions to the carrying amount of goodwill.

The amount of book goodwill from the acquisition of California Check Cashing Services in 2011 exceeded the amount of tax goodwill by approximately $46,775. Differences arising for tax deductible goodwill results in the recognition of deferred tax liabilities.

Other intangible assets are summarized as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$3,124	$(3,124)	$—	$3,124	$(3,122)	$2
Trade names	7,224	(6,596)	628	7,219	(6,254)	965
Customer lists	3,072	(2,928)	144	3,026	(2,791)	235
Internally developed software	2,339	(2,187)	152	2,339	(2,129)	210
Total	$15,759	$(14,835)	$924	$15,708	$(14,296)	$1,412

Amortization expense on specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2018	$491
2019	272
2020	128
2021	33
2022	—
Thereafter	—
$924

Intangible amortization expense for the years ended December 31, 2017, 2016 and 2015 was $496, $664 and $1,767, respectively.

Note 6. Pledged Assets and Debt

Senior secured notes payable at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2019	$237,290	$1,504	$235,786	$237,290	$2,631	$234,659
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	160	12,340	12,500	230	12,270
	249,790	1,664	248,126	249,790	2,861	246,929
Less current maturities	—	—	—	—	—	—
Long-term portion	$249,790	$1,664	$248,126	$249,790	$2,861	$246,929

The indentures governing the 2019 notes and the 2020 notes each contains certain covenants and events of default, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. The agreement governing the Company’s revolving credit facility contains restrictive covenants that limit its ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies, in each case to the same extent as the indentures governing the Company’s senior notes. In addition, the agreement governing the Company’s revolving credit facility contains a consolidated fixed charge ratio covenant, which will be tested at the time of any borrowing under the facility and on a quarterly basis when any loans are outstanding. We were in compliance with these covenants as of December 31, 2017 (other than the quarterly fixed charge coverage ratio test which was eliminated pursuant to the March 30, 2018 amendment to the revolving credit facility).

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

Lines of credit at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$7,000 Revolving credit, secured, prime plus 1.00% with 5.00% floor, collateralized by all of Insight Capital, LLC's assets, terminated June 2017	$—	$—	$—	$2,250	$14	$2,236
$47,000 Revolving credit, secured, interest rate as defined below, due April 2019, collateralized by all Guarantor Company assets	47,000	1,871	45,129	30,600	760	29,840
	47,000	1,871	45,129	32,850	774	32,076
Less current maturities	—	—	—	2,250	14	2,236
Long-term portion	$47,000	$1,871	$45,129	$30,600	$760	$29,840

In June 2017, the Company closed on an amendment of its existing $30,600 revolving credit facility which included an increase and extension, together with a refinancing of a $7,000 subsidiary revolving credit facility, resulting in a $47,000 revolving credit facility with a January 2019 maturity. The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 1.69% and 1.00% at December 31, 2017 and December 31, 2016, respectively, and the prime rate was 4.50% and 3.75% at December 31, 2017 and December 31, 2016, respectively.

 On March 30, 2018, the Company amended its revolving credit facility with Victory Park Management, LLC, as administrative agent, and certain of its affiliates as lenders, which we refer to collectively as VPC, to extend the maturity date to April 4, 2019.  The amendment also waived certain events of default, eliminated the obligation to satisfy a quarterly fixed charge coverage test and added covenants addressing daily minimum liquidity and asset coverage tests, weekly operational reporting requirements and monthly EBITDA and borrowing base coverage tests.  Additionally, the Company is required to use commercially reasonable efforts to obtain reasonably satisfactory modification of the 2019 and 2020 Notes.

The subsidiary notes payable at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017			December 31, 2016
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$60,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2019	$60,000	$744	$59,256	$40,000	$593	$39,407
$7,300 Term note, secured, 18.50% collateralized by acquired loans, due April 2017	—	—	—	7,300	5	7,295
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	882	5	877	939	8	931
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,076	14	1,062	1,133	18	1,115
	61,958	763	61,195	49,372	624	48,748
Less current maturities	119	1	118	7,414	7	7,407
Long-term portion	$61,839	$762	$61,077	$41,958	$617	$41,341

The non-guarantor subsidiaries funding to finance loan acquisitions were the proceeds from $40,000 and $7,300 installment notes. On April 25, 2017, the Company’s non-guarantor and unrestricted subsidiary, CCFI Funding II, LLC, and Ivy Funding Nine, LLC, amended and restated its existing $40,000 note to increase the borrowing capacity up to $60,000.  The $60,000 note has a maturity date of January 2019 and an interest rate of 16.75% and a monthly administrative fee of .0.75% on the outstanding principal balance of the note.  The note also has a cross-default tied to the Company's revolving credit facility, dividend restrictions, borrowing base testing and a cash flow coverage test.  In addition, the note contains make-whole provisions in the event of a prepayment. The proceeds from the amended note will be used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s, $7,300 note was satisfied in full.

On March 30, 2018, the April 25, 2017 note was further amended to extend the maturity date to April 4, 2019.  The amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met.  The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting and a monthly consolidated EBITDA test.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1,425 term note with a non-related entity for the acquisition of a share of an airplane.  We recorded our $1,069 share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1,176 at December 31, 2017 and our share of the note was $882.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1,165 term note for the acquisition of a share of an airplane.

Liquidity and Need for Additional Capital

The Company was able to extend the maturities of the $47,000 revolving credit facility and $60,000 in subsidiary notes through April 4, 2019.  These amendments in addition to improved financial performance, have allowed management to conclude that there is not substantial doubt regarding the company’s ability to meet its obligations for the period which extends one year from the issuance of these financial statements.

   The Company’s cash balance of $71,212 as of December 31, 2017, plus cash from operating activities, is expected to fund the Company’s operations through the first quarter of 2019.  However, maturities of $237,290 of senior notes, $47,000 of revolving credit facility debt, and $60,000 in subsidiary notes are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness and the Company will need to refinance this indebtedness.

The Company cannot ascertain any future financing will be available on terms favorable to the Company, if at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Failure to raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives, including maintaining licenses, funding operations and paying interest.  If creditors seek liquidation, it is unlikely that the assets available to the Company would be able to be sold to satisfy these debts.

The five year maturity for all debt arrangements as of December 31, 2017 consisted of the following:

		Twelve months ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Senior secured notes
Principal	$249,790	$—	$237,290	$12,500	$—	$—	$—
Total senior secured notes	249,790	—	237,290	12,500	—	—	—
Borrowings under revolving credit facility
Principal	47,000	—	47,000	—	—	—	—
Total borrowings under revolving credit facility	47,000	—	47,000	—	—	—	—
Subsidiary note payable
Principal	61,958	119	60,882	60	897	—	—
Total subsidiary note payable	61,958	119	60,882	60	897	—	—
Total	$358,748	$119	$345,172	$12,560	$897	$—	$—

Note 7. Agency Agreements

An agency agreement with Western Union, for a period of five years, was signed effective January 1, 2012, whereby the Company facilitates wire transfers and money orders via Western Union’s network. Under the agreement, the Company receives a commission for each transfer conducted. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement. Commission revenue associated with the Western Union contract was $3,410, $3,830, and $5,248, respectively, for the years ended December 31, 2017, 2016, and 2015 and included as “Other Income” on the consolidated statements of operations.

A new agency agreement with Western Union, for a period of five years, was signed effective January 1, 2017 and the Company received an $11,000 signing bonus. Revenue related to the current signing bonus was $2,200 for the year ended December 31, 2017 and for a prior signing bonus was $2,640 each for the years ended December 31, 2016, and 2015, and is included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue for the signing bonus as of December 31, 2017 was $8,800 and is included as “Deferred revenue” on the consolidated balance sheet.

The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $335, $339, and $171 for the years ended December 31, 2017, 2016, and 2015, respectively, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue on the new store bonus with Western Union as of December 31, 2017 and 2016 was $1,255 and $1,590, respectively, and is included as “Deferred revenue” on the consolidated balance sheet.

The Company entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. During the years ended December 31, 2017, 2016, and 2015, the total amount of fees earned related to the agreement totaled $965, $1,082 and $1,267, respectively, and are included as “Other Income” on the statements of operations. At December 31, 2017 and 2016 the Company had $1,062 and $1,545, respectively, in card related pre-funding and receivables on its balance sheet associated with this agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Accounts payable	$5,465	$5,160
Accrued payroll and compensated absences	7,718	7,004
Wire transfers payable	2,238	2,089
Accrual for third-party losses	4,818	3,099
Unearned CSO Fees	8,029	7,388
Deferred rent	867	1,034
Bill payment service liability	2,604	2,868
Lease termination	1,978	1,595
Other	5,849	6,765
	$39,566	$37,002

Note 9. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties. The total minimum rental commitment at December 31, 2017, is due as follows:

	Capital	Operating
December 31,	Leases	Leases
2018	$378	$19,028
2019	—	12,413
2020	—	5,681
2021	—	2,853
2022	—	1,460
Thereafter	—	890
Total minimum lease payments	378	$42,325
Less amount representing interest	(7)
Present value of net minimum lease payments	371
Less current portion	(371)
Long term portion	$—

Rental expense, including common area maintenance and real estate tax expense, totaled $28,540, $29,261 and $32,633 for the years ended December 31, 2017, 2016 and 2015, respectively.

Lease termination costs were $3,083, $1,733 and $3,666 for the years ended December 31, 2017, 2016 and 2015, respectively, and the remaining operating lease obligation for closed retail locations was $2,796 and $2,661 as of December 31, 2017 and December 31, 2016, respectively.

There was a reduction of $1,108 to operating and capital lease commitments during the year ended December 31, 2017 primarily due to the disposition of stores.

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the years ended December 31, 2017, 2016 and 2015, the bonus expense related to these agreements totaled $4,799, $5,939 and $6,949, respectively.

Note 11. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty-three states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$12,808	11.3%	$13,927	12.3%
Arizona	11,994	10.6	10,353	9.1
California	39,835	35.1	48,644	43.1
Mississippi	7,409	6.5	1,879	1.7
Virginia	12,018	10.6	9,373	8.3
Other retail segment states	19,696	17.4	19,103	16.9
Other internet segment states	9,608	8.5	9,741	8.6
Total	$113,368	100.0%	$113,020	100.0%

The other retail segment states are: Indiana, Kentucky, Michigan, Ohio, Oregon, and Tennessee.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The Company offers a CSO Program in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $36,967 and $36,927 at December 31, 2017 and 2016, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables consist of $35,801 and $35,677 in short-term and $1,166 and $1,250 in installment loans at December 31, 2017 and 2016, respectively.

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

The State of Ohio assessed Commercial Activity Tax (CAT) for CCFI and certain subsidiaries. The assessment, which covered 2014 through 2016, totaled $662 including penalties and interest of $244. The Company believes there are substantive legal issues relating to certain amounts in the CAT assessment.  As a result, the assessment was appealed and a hearing has been requested with the Taxpayer Appeals Division of the Ohio Department of Taxation.  The hearing had not been scheduled as of the date of this Annual Report on Form 10-K and the outcome of the hearing cannot be reasonably estimated.  If ultimately unsuccessful, the Company may be liable for the assessment, however, would also be eligible for refunds of up to $174 for FIT taxes for those years.

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,752, $1,813 and $1,786 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

There were no significant business combinations during years ended December 31, 2017 and December 31, 2015.

Note 15. Stock-Based Compensation

On May 1, 2006, the Company adopted the 2006 Management Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees and consultants of the Company or its subsidiaries. The Company amended the plan to increase the number of shares and to convert the number of shares in the 2006 plan to the 2011 plan. Options that have been granted under the Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms of 10 years and vesting generally over four to five years or on the occurrence of a liquidity event. On April 19, 2011, CCFI adopted the “Plan” to be effective as of April 29, 2011. The maximum number of shares that may be subject to awards under the Plan is 2,941,746 as of December 31, 2017.

The Company recognizes compensation costs in the financial statements for all share-based payments granted based on the grant date estimated fair value.

The Plan allows for awards based on time, performance and market conditions. Compensation expense for awards based on time is expensed on a straight-line basis over the service period. Compensation expense for performance awards are recognized using the accelerated vesting method. Compensation expense for market conditions such as those conditioned on either a liquidity event condition or a specified performance condition have not been recognized and will be recognized upon consummation of the relevant market condition. At December 31, 2017, there were a total of 1,568,726 additional shares available for grant under the Plan.

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

In January and February of 2017, the Company issued 80,833 options with a per share exercise price of $2.25 with 3,833 options vesting immediately and the remainder vesting on specific dates defined in the award agreements.

In April of 2017, a retired Board member settled 8,484 restricted stock units as shares of common stock.

The following weighted average assumptions were used by the Company for awards granted during the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Risk-free interest rate	1.93%	1.30%	1.80%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.00%	65.00%	40.00%
Expected term (years)	5.00	5.00	5.00
Weighted average fair value of options granted	$2.25	$1.23	$0.81

For the years ended December 31, 2017, 2016, and 2015, the Company recorded stock-based compensation costs in the amount of $51, $1,293, and $602, respectively. As of December 31, 2017, 2016, and 2015, unrecognized stock-based compensation costs to be recognized over future periods approximated $66, $42, and $942, respectively. At December 31, 2017, the remaining unrecognized compensation expense is $66 for certain awards that vest either over the requisite service period or a change in control. The remaining compensation expense of $66 is expected to be recognized over a weighted-average period of 2.1 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $20, $517, and $241 for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock option activity for the year ended December 31, 2017 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2016	1,311,261	$2.40	9.3	N/A
Granted	80,833	2.25	8.5	N/A
Exercised	—	—	—	N/A
Forfeited or expired	59,462	—	—	N/A
Outstanding at December 31, 2017	1,332,632	$2.25	8.5	N/A
Exercisable at December 31, 2017	1,256,259	$2.25	8.4	$—
Vested or expected to vest at December 31, 2017	1,332,632	$2.25	8.5	$—

Restricted stock unit (RSU) activity for the year ended December 31, 2017 is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2016	48,872	$10.77	—	N/A
Granted	—	—	—	N/A
Exercised	8,484	—	—	N/A
Repurchased	—	—	—	N/A
Outstanding at December 31, 2017	40,388	$11.30	—	N/A
Exercisable at December 31, 2017	40,388	$11.30	—	$—
Vested or expected to vest at December 31, 2017	40,388	$11.30	—	$—

Stock appreciation rights activity for the year ended December 31, 2017 is as follows (these amounts have not been rounded into thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2016	129,000	$—	2.0	N/A
Granted	—	—	—	N/A
Exercised	—	—	—	N/A
Forfeited or expired	129,000	—	—	N/A
Outstanding at December 31, 2017	—	$—	—	N/A
Exercisable at December 31, 2017	—	$—	—	$—
Vested or expected to vest at December 31, 2017	—	$—	—	$—

As of December 31, 2017, there are 76,373 un-vested stock options with a weighted-average fair value at grant date of $1.09.

Note 16. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2017 and 2016 exceeds the statutory rate due to the impairment of goodwill in each respective year, the valuation allowance established against deferred tax assets, and the reduction in the federal corporate tax rate. The Company had no liability recorded for unrecognized tax benefits at December 31, 2017 and 2016.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which includes reducing the U.S. federal corporate income tax rate from 35% to 21%.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of deferred tax balance was a net tax benefit of $3.2 million.

Net deferred tax assets and liabilities consist of the following as of December 31, 2017:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$6,811	$—
Goodwill	1,190	—
Accrued expenses	111	—
Depreciable assets	3,772	—
Intangible asset	1,132	—
Stock based compensation	2,441	—
Deferred revenue	2,291	—
Deferred rent	229	—
Bond registration expenses	45	—
Capital loss carryover	1,418	—
Other	52,456	—
Valuation allowance	(71,896)	—
	$—	$—

Net deferred tax assets and liabilities consist of the following as of December 31, 2016:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$8,791	$—
Goodwill	18,155	9,675
Accrued expenses	171	—
Depreciable assets	6,159	—
Intangible asset	1,788	—
Stock based compensation	3,605	—
Deferred revenue	173	—
Deferred rent	405	—
Bond registration expenses	118	—
Other	7,983	—
Capital loss carryover	2,364	—
Valuation allowance	(49,712)	—
	$—	$9,675

The net deferred tax assets and (liabilities) are classified in the consolidated balance sheet as follows as of December 31, 2017 and 2016:

	2017	2016
Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	—	(9,675)
	$—	$(9,675)

At December 31, 2017, the Company had gross deferred tax assets of $71,896 and a net deferred tax liability of $-0-. At December 31, 2016, the Company had gross deferred tax assets of $40,037 and a net deferred tax liability of $9,675. A valuation allowance of $71,896 and $49,712 was recognized at December 31, 2017 and December 31, 2016, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized. The deferred tax liability which is reflected above in Deferred Tax Liabilities – Noncurrent, represents a source of future taxable income related to our indefinite lived intangible that for financial reporting purposes cannot be used to support the realization of deferred tax assets with a finite life.

As of December 31, 2017 and 2016, the Company had approximately $204,254 and $17,099, respectively, of Federal NOLs available to offset future taxable income expiring from 2036 through 2037. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2037.

The provision for (benefit from) income taxes charged to operations for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	2017	2016	2015
Current tax expense	$(12)	$1,419	$389
Deferred tax expense	(9,609)	14,773	24,655
Benefit applied to reduce goodwill	—	—	2,215
	$(9,621)	$16,192	$27,259

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 35% for the years ending December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal tax expense at statutory rate	$(66,680)	$5,126	$(14,963)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	2,552	1,685	3,546
Work opportunity tax credit	(8)	(115)	(162)
Sale of Florida and QC	—	(547)	—
Goodwill impairment	5,846	1,488	3,372
Valuation Allowance	23,130	8,450	34,401
Impact of federal rate change	27,549	—	—
Nondeductible expenses and other items	(2,010)	105	1,065
	$(9,621)	$16,192	$27,259

Note 17. Business Segment

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the year ended December 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$181,390		$31,016			$212,406
Other Intangible Assets	375		549			924
Total Revenues	$291,655	100.0%	$72,412	100.0%		$364,067	100.0%
Provision for Loan Losses	83,499	28.6%	52,702	72.8%		136,201	37.4%
Other Operating Expenses	159,148	54.6%	8,906	12.3%		168,054	46.2%
Operating Gross Profit	49,008	16.8%	10,804	14.9%		59,812	16.4%
Interest Expense, net	33,403	11.5%	14,842	20.5%		48,245	13.3%
Depreciation and Amortization	4,477	1.5%	452	0.6%		4,929	1.5%
Lease Termination	—	—	1,226	1.7%		1,226	0.3%
Goodwill Impairment	113,753	39.0%	—	—		113,753	31.2%
Other Corporate Expenses (a)	—	—	—	—	82,175	82,175	22.6%
Loss from Continuing Operations, before tax	(102,625)	(35.2)%	(5,716)	(7.9)%	(82,175)	(190,516)	(52.3)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2017.

	As of and for the year ended December 31, 2016
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$325,575		$52,788			$378,363
Goodwill	113,290		—			113,290
Other Intangible Assets	529		883			1,412
Total Revenues	$311,324	100.0%	$91,005	100.0%		$402,329	100.0%
Provision for Loan Losses	68,273	21.9%	47,689	52.4%		115,962	28.8%
Other Operating Expenses	157,099	50.5%	10,792	11.9%		167,891	41.7%
Operating Gross Profit	85,952	27.6%	32,524	35.7%		118,476	29.5%
Interest Expense, net	31,573	10.1%	12,897	14.2%		44,470	11.1%
Depreciation and Amortization	4,122	1.3%	865	1.0%		4,987	1.2%
Goodwill Impairment	28,949	9.3%	—	—		28,949	7.2%
Loss on Sale of Subsidiaries	4,106	1.3%	—	—		4,106	1.0%
Gain on Debt Extinguishment (a)	—	—	—	—	(65,117)	(65,117)	(16.2)%
Other Corporate Expenses (a)	—	—	—	—	86,434	86,434	21.5%
Income from Continuing Operations, before tax	17,202	5.5%	18,762	20.6%	(21,317)	14,647	3.6%

(a)

Represents income and expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the gain on debt extinguishment and all other corporate expenses as unallocated.

There were no intersegment revenues for the year ending December 31, 2016.

Note 18. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of December 31, 2017 and December 31, 2016, the outstanding amount of active consumer loans with unaffiliated third-party lenders guaranteed by the Company, which represented the Company’s maximum exposure, was $36,967 and $36,927, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consist of $35,801 and $35,677 in short-term and $1,166 and $1,250 in installment loans at December 31, 2017 and 2016, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The accrual for third party lender losses related to these obligations totaled $4,818 and $3,099 as of December 31, 2017 and December 31, 2016, respectively. The Company has determined that the lenders are VIEs but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes)  and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates.  Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $4,280. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 20. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and 2020 notes, and for the subsidiaries that do not serve as guarantor. As of December 31, 2017, the non-guarantor subsidiaries are CCFI Funding LLC and CCFI Funding II LLC.  During or prior to the first quarter of 2017, the following non-guarantor subsidiaries were dissolved; Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The UK, Canada, and Australia entities, and their subsidiaries. The Florida II non-guarantor subsidiary was sold in February 1, 2016. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

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

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$57,526	$9,101	$—	$66,627
Restricted cash	—	4,585	—	—	4,585
Finance receivables, net	—	47,221	42,486	—	89,707
Card related pre-funding and receivables	—	1,062	—	—	1,062
Other current assets	—	39,604	17,951	(42,284)	15,271
Total current assets	—	149,998	69,538	(42,284)	177,252
Noncurrent Assets
Investment in Subsidiaries	360,599	—	—	(360,599)	—
Finance receivables, net	—	4,632	—	—	4,632
Property, leasehold improvements and equipment, net	—	26,848	—	—	26,848
Other intangible assets	—	924	—	—	924
Security deposits	—	2,750	—	—	2,750
Total assets	$360,599	$185,152	$69,538	$(402,883)	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$57,696	$14,364	$(32,494)	$39,566
Money orders payable	—	7,169	—	—	7,169
Accrued interest	5,140	5	3,937	(3,937)	5,145
Current portion of capital lease obligation	—	371	—	—	371
Current portion of subsidiary note payable	—	118	—	—	118
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	5,140	67,894	24,154	(42,284)	54,904
Noncurrent Liabilities
Lease termination payable	—	818	—	—	818
Lines of credit	45,129	—	—	—	45,129
Subsidiary note payable	—	1,821	59,256	—	61,077
Senior secured notes	248,126	—	—	—	248,126
Deferred revenue	—	7,520	—	—	7,520
Total liabilities	298,395	78,053	83,410	(42,284)	417,574
Stockholders' Equity (Deficit)	62,204	107,099	(13,872)	(360,599)	(205,168)
Total liabilities and stockholders' equity	$360,599	$185,152	$69,538	$(402,883)	$212,406

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$71,777	$34,556	$—	$106,333
Restricted cash	—	3,015	—	—	3,015
Finance receivables, net	—	71,603	16,357	—	87,960
Short-term investments, certificates of deposit	—	500	—	—	500
Card related pre-funding and receivables	—	1,545	—	—	1,545
Other current assets	—	28,438	3,192	(12,226)	19,404
Total current assets	—	176,878	54,105	(12,226)	218,757
Noncurrent Assets
Investment in Subsidiaries	343,638	—	—	(343,638)	—
Finance receivables, net	—	5,859	—	—	5,859
Property, leasehold improvements and equipment, net	—	36,431	—	—	36,431
Goodwill	—	113,290	—	—	113,290
Other intangible assets	—	1,412	—	—	1,412
Security deposits	—	2,614	—	—	2,614
Total assets	$343,638	$336,484	$54,105	$(355,864)	$378,363
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$40,208	$428	$(3,634)	$37,002
Money orders payable	—	8,209	—	—	8,209
Accrued interest	4,517	10	2,939	(2,739)	4,727
Current portion of capital lease obligation	—	1,155	—	—	1,155
Current portion of lines of credit	—	2,236	—	—	2,236
Current portion of subsidiary note payable	—	112	7,295	—	7,407
CCFI funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,753	—	—	2,753
Total current liabilities	4,517	54,683	16,515	(12,226)	63,489
Noncurrent Liabilities
Lease termination payable	—	1,066	—	—	1,066
Capital lease obligation	—	292	—	—	292
Lines of credit	29,840	—	—	—	29,840
Subsidiary note payable	—	1,934	39,407	—	41,341
Senior secured notes	246,929	—	—	—	246,929
Deferred Revenue	—	10,055	—	—	10,055
Deferred tax liability, net		9,675	—	—	9,675
Total liabilities	281,286	77,705	55,922	(12,226)	402,687
Stockholders' Equity (Deficit)	62,352	258,779	(1,817)	(343,638)	(24,324)
Total liabilities and stockholders' equity	$343,638	$336,484	$54,105	$(355,864)	$378,363

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$138,128	$77,812	$—	$215,940
Credit service fees	—	76,763	—	—	76,763
Check cashing fees	—	46,011	—	—	46,011
Card fees	—	8,281	—	—	8,281
Dividend	—	35,000	—	(35,000)	—
Other	—	17,406	862	(1,196)	17,072
Total revenues	—	321,589	78,674	(36,196)	364,067

Operating expenses:
Salaries	—	70,539	—	—	70,539
Provision for loan losses	—	86,068	50,133	—	136,201
Occupancy	—	27,197	—	—	27,197
Advertising and marketing	—	7,262	—	—	7,262
Lease termination costs	—	1,857	—	—	1,857
Depreciation and amortization	—	9,461	—	—	9,461
Other	—	51,738	—	—	51,738
Total operating expenses	—	254,122	50,133	—	304,255
Operating gross profit	—	67,467	28,541	(36,196)	59,812

Corporate expenses	—	81,764	411	—	82,175
Intercompany management fee	—	(4,133)	4,133	—	—
Lease termination costs	—	1,226	—	—	1,226
Depreciation and amortization	—	4,929	—	—	4,929
Interest expense, net	37,152	742	11,547	(1,196)	48,245
Interest expense allocation	(37,152)	37,152	—	—	—
Goodwill impairment	—	113,753	—	—	113,753
Total corporate and other expenses	—	235,433	16,091	(1,196)	250,328
Income (loss) before income taxes	—	(167,966)	12,450	(35,000)	(190,516)
Provision for (benefit from) income taxes	—	(8,483)	629	(1,767)	(9,621)
Net income (loss)	$—	$(159,483)	$11,821	$(33,233)	$(180,895)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$180,559	$57,514	$—	$238,073
Credit service fees	—	86,864	—	—	86,864
Check cashing fees	—	47,892	545	—	48,437
Card fees	—	7,936	38	—	7,974
Dividend	—	23,000	—	(23,000)	—
Other	—	21,589	573	(1,181)	20,981
Total revenues	—	367,840	58,670	(24,181)	402,329

Operating expenses:
Salaries	—	69,411	613	—	70,024
Provision for loan losses	—	86,374	29,588	—	115,962
Occupancy	—	27,346	255	(11)	27,590
Advertising and marketing	—	6,827	4	—	6,831
Lease termination costs	—	1,729	4	—	1,733
Depreciation and amortization	—	10,038	78	—	10,116
Other	—	51,088	509	—	51,597
Total operating expenses	—	252,813	31,051	(11)	283,853
Operating gross profit	—	115,027	27,619	(24,170)	118,476

Corporate expenses	—	85,928	506	—	86,434
Intercompany management fee	—	(2,662)	2,662	—	—
Depreciation and amortization	—	4,979	8	—	4,987
Interest expense, net	35,210	832	9,607	(1,179)	44,470
Interest expense allocation	(34,940)	34,940	—	—	—
Loss on sale of subsidiaries	—	4,106	—	—	4,106
Gain on debt extinguishment	(65,117)	—	—	—	(65,117)
Goodwill impairment	—	28,949	—	—	28,949
Total corporate and other expenses	(64,847)	157,072	12,783	(1,179)	103,829
Income (loss) before income taxes	64,847	(42,045)	14,836	(22,991)	14,647
Provision for (benefit from) income taxes	71,687	(46,480)	16,401	(25,416)	16,192
Net income (loss)	$(6,840)	$4,435	$(1,565)	$2,425	$(1,545)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Year Ended December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$250,241	$74,829	$—	$325,070
Credit service fees	—	106,328	—	—	106,328
Check cashing fees	—	51,138	11,688	—	62,826
Card fees	—	8,232	510	—	8,742
Dividend	—	27,250	—	(27,250)	—
Other	—	22,612	2,920	(1,119)	24,413
Total revenues	—	465,801	89,947	(28,369)	527,379

Operating expenses:
Salaries and benefits	—	74,066	6,563	—	80,629
Provision for loan losses	—	152,279	38,730	—	191,009
Occupancy	—	27,811	3,342	(49)	31,104
Advertising and marketing	—	20,915	618	—	21,533
Lease termination costs	—	3,267	399	—	3,666
Depreciation and amortization	—	9,346	922	—	10,268
Other	—	53,377	4,570	—	57,947
Total operating expenses	—	341,061	55,144	(49)	396,156
Operating gross profit	—	124,740	34,803	(28,320)	131,223

Corporate expenses	—	88,697	1,848	—	90,545
Intercompany management fee	—	(3,435)	3,435	—	—
Depreciation and amortization	—	4,877	531	—	5,408
Interest expense, net	50,821	376	8,855	(1,070)	58,982
Interest expense allocation	(50,821)	49,152	1,669	—	—
Market value of stock repurchase obligation	—	—	(1,000)	—	(1,000)
Gain on debt extinguishment	(47,976)	—	—	—	(47,976)
Goodwill impairment	—	68,017	-	—	68,017
Total corporate and other expenses	(47,976)	207,684	15,338	(1,070)	173,976
Income (loss) before income taxes	47,976	(82,944)	19,465	(27,250)	(42,753)
Income tax expense (benefit)	15,729	(27,194)	6,382	(8,934)	(14,017)
Allocation of valuation allowance	—	38,674	2,602	—	41,276
Provision for income taxes	15,729	11,480	8,984	(8,934)	27,259
Net income (loss)	$32,247	$(94,424)	$10,481	$(18,316)	$(70,012)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,671)	$68,753	$29,309	$—	$84,391
Cash flows from investing activities
Investment in subsidiary	—	(10,000)	—	10,000	—
Net receivables originated	—	(60,076)	(76,262)	—	(136,338)
Net acquired assets, net of cash	—	(626)	—	—	(626)
Purchase of leasehold improvements and equipment	—	(8,861)	—	—	(8,861)
Net cash used in investing activities	—	(79,563)	(76,262)	10,000	(145,825)
Cash flows from financing activities
Capital contributed	—	—	10,000	(10,000)	—
Proceeds from subsidiary note	—	—	20,000	—	20,000
Payments on subsidiary note	—	(114)	(7,300)	—	(7,414)
Payments on capital lease obligations	—	(1,076)	—	—	(1,076)
Net proceeds (payments) on lines of credit	16,400	(2,250)	—	—	14,150
Debt issuance costs	(2,729)	(1)	(1,202)	—	(3,932)
Net cash provided by (used in) financing activities	13,671	(3,441)	21,498	(10,000)	21,728
Net decrease in cash and cash equivalents	—	(14,251)	(25,455)	—	(39,706)
Cash and cash equivalents:
Beginning	—	71,777	34,556	—	106,333
Ending	$—	$57,526	$9,101	$—	$66,627

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$34,473	$65,496	$22,252	$122,221
Cash flows from investing activities
Net receivables originated	—	(54,096)	(28,429)	(82,525)
Net acquired assets, net of cash	—	(1,794)	—	(1,794)
Purchase of leasehold improvements and equipment	—	(9,071)	(9)	(9,080)
Net cash used in investing activities	—	(64,961)	(28,438)	(93,399)
Cash flows from financing activities
Proceeds from subsidiary note	—	1,965	12,300	14,265
Repurchase of senior secured notes	(38,809)	—	—	(38,809)
Payments on subsidiary note	—	(1,047)	—	(1,047)
Proceeds from CCFI Funding Notes	—	(500)	500	—
Payments on capital lease obligations, net	—	(1,366)	(10)	(1,376)
Proceeds on lines of credit	3,400	2,250	—	5,650
Debt issuance costs	936	(46)	(1,003)	(113)
Net cash provided by (used in) financing activities	(34,473)	1,256	11,787	(21,430)
Net increase (decrease) in cash and cash equivalents	—	1,791	5,601	7,392
Cash and cash equivalents:
Beginning	—	69,986	28,955	98,941
Ending	$—	$71,777	$34,556	$106,333

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$626	$157,481	$37,038	$195,145
Cash flows from investing activities
Net receivables originated	—	(138,545)	(21,165)	(159,710)
Net acquired assets, net of cash	—	(810)	—	(810)
Purchase of leasehold improvements and equipment	—	(18,993)	(988)	(19,981)
Net cash used in investing activities	—	(158,348)	(22,153)	(180,501)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	2,400	2,400
Repurchase of senior secured notes	(18,308)	—	—	(18,308)
Payments on subsidiary note	—	(383)	—	(383)
Payments on related party Florida seller notes	—	—	(2,250)	(2,250)
Payments on capital lease obligations, net	—	(1,684)	(112)	(1,796)
Proceeds on lines of credit	27,200	—	—	27,200
Intercompany activities	(9,710)	9,710	—	—
Debt issuance costs	192	(162)	(330)	(300)
Net cash provided by (used in) financing activities	(626)	7,481	(292)	6,563
Net increase in cash and cash equivalents	—	6,614	14,593	21,207
Cash and cash equivalents:
Beginning	—	63,372	14,362	77,734
Ending	$—	$69,986	$28,955	$98,941

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On March 30, 2018, the Company, its guarantor subsidiaries and Victory Park Management, LLC, as administrative agent and various of its affiliates as lenders entered into an amendment of the Company’s revolving credit facility.  The amendment waived certain events of default and extended the maturity date of the facility to April 4, 2019.  The amendment also eliminated a quarterly fixed charge coverage test and added covenants addressing daily minimum liquidity and asset coverage tests, weekly operational reporting requirements and monthly EBITDA and borrowing base coverage tests.  Additionally, the Company is required to use commercially reasonable efforts to obtain satisfactory modification of the 2019 and 2020 Notes.

On March 30, 2018, a non-guarantor subsidiary, CCFI Funding II, LLC, entered into an amendment of its April 27, 2017 $60 million note with Ivy Funding Nine, LLC.  The amendment extended the maturity date of the note to April 4, 2019 and permits an extension to April 2021 if certain conditions are met. The amendment increased the monthly servicing fee to 0.95%, increased  the percentage of short-term loans permitted in the borrowing base, added additional covenants addressing daily minimum cash and asset coverage, dividend restrictions, weekly operational and borrowing base reporting and Company EBITDA.  The note bears interest at 16.75% per annum and had an original maturity date of January 15, 2019 and contains a make-whole payment if prepaid under certain conditions.  The note bears interest at 16.75% and the outstanding principal amount is subject to an administrative fee.  The note also has a cross-default tied to the Company's revolving credit facility, dividend restrictions, borrowing base testing and a cash flow coverage test.

The borrowing base includes loans originated by guarantor operating subsidiaries of the Company about which certain representations and warranties are made for the benefit of Ivy Funding Nine, LLC.  In the event that a representation or warranty concerning a loan within the borrowing base is or becomes inaccurate, the guarantor operating subsidiary has the ability to replace any such loan.  If the guarantor operating subsidiary is unable to replace the loan, that guarantor operating subsidiary may become liable for some portion of the note.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The following table sets forth information with respect to our directors and executive officers as of December 31, 2017.

Name	Age	Office and Position
William E. Saunders, Jr.	44	Chief Executive Officer and Chairman of the Board of Directors
Kyle Hanson	42	President
Michael Durbin	49	Executive Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	55	Executive Vice President, Secretary and General Counsel
H. Eugene Lockhart	68	Lead Director
Andrew Rush	60	Director
Michael Langer	41	Director
Felix Lo	39	Director
Eugene Schutt	64	Director
Jennifer Adams Baldock	58	Director
Mark Witkowski	32	Director
Michael Heller	53	Director

William E. Saunders, Jr. became our Chief Executive Officer in, and has served as a Director since June 2008, and became Chairman of the Board of Directors effective May 14, 2014. Mr. Saunders served as our Chief Financial Officer from March 2006 to June 2008. Prior to joining the Company, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm.  Mr. Saunders is a member of the board of directors of Conn’s where he serves on its Audit and Credit Risk and Compliance Committees. He also previously served on the boards of directors of FactorTrust, Inc. and Shipt, Inc. Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of directors.

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

Bridgette Roman became our Senior Vice President and Secretary in January 2011 and became an Executive Vice President effective April 28, 2014. Ms. Roman has served as our General Counsel since October 2006. Before Ms. Roman became our Senior Vice President and Secretary, Ms. Roman served as our Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining the Company in October 2006, Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is a  Past President of the Executive Board of Pilot Dogs Inc., on the executive committee of the Pilot Dog Foundation, and a trustee of the Columbus Museum of Art. She previously served on the Board of Directors of Children’s Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

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

Andrew Rush became a director in May 2006. Mr. Rush has many years of experience as a private equity investor. Mr. Rush is a co-founder and Senior Managing Director at Diamond Castle, a position he has held since 2004. Before serving as a Senior Managing Director at Diamond Castle, Mr. Rush was a Managing Director for DLJ Merchant Banking Partners, which he joined in 1989. Mr. Rush is a Director of KDC Solar LLC, Suture Express, Inc., and Fdbak, Inc., and a former Director of Bonten Media Group, NES Rentals Holdings, Inc.,  Alterra Capital Holdings, Ltd., AXIS Capital Holdings Limited, Nextel Partners, Inc., neuf telecom S.A. and several other companies. Mr. Rush holds a B.A., magna cum laude, from Wesleyan University, a J.D., cum laude, from the University of Pennsylvania and an M.B.A. with distinction from The Wharton School of the University of Pennsylvania.

Michael Langer became a director in May 2006. Mr. Langer is also the Managing Director of Diamond Castle, which he joined in 2005. Prior to joining Diamond Castle, Mr. Langer worked at DLJ Merchant Banking Partners and, prior to that, was an Associate at Leonard Green & Partners and an Analyst in the Investment Banking division at Deutsche Bank from 1998 to 2000. Since 2007, Mr. Langer is also a Director of Beacon Health Options Inc,, Suture Express, Inc., Healthmap Solutions, Inc., The Stepping Stones Group, LLC., and a former Director of Managed Health Care Associates, Inc.  Mr. Langer holds a B.S., magna cum laude from Boston College, where he graduated Beta Gamma Sigma, and an M.B.A. with Honors from The Wharton School of the University of Pennsylvania.

Felix Lo became a director in April 2011. Mr. Lo is also Managing Director at Golden Gate Capital, a private equity firm which he joined in 2004. From 2003 to 2004, Mr. Lo was an investment professional at Bain Capital, a private investment firm, and, prior to that, was a consultant at Bain & Company (from 2001 to 2003). Mr. Lo also serves as a director of Safety Technology Holdings, and PetroChoice. Mr. Lo holds an A.B. in Public Policy from Brown University.

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

Board Committees

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compliance Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of April 2, 2018.

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

Our Audit Committee is responsible for the review and approval of all related-party transactions required to be disclosed to the public under SEC rules. This procedure is contained in the written charter of our Audit Committee. In addition, we maintain a written Code of Ethics that requires our principal executive officer, principal financial officer, and principal accounting officer or controller, to disclose to the Company’s Legal Department any material relationship or transaction that could reasonably be expected to give rise to a personal conflict of interest.   Those relationships and transactions are then reported to the Audit Committee, which then reviews and, if appropriate, approves those transactions on a case-by-case basis. In making any such approvals, the Audit Committee considers a number of factors, including whether the terms of the transaction are market standard or whether such terms are no less favorable to the

Company than could be obtained from an unrelated party.  In addition, at least annually the Company requires all of its directors and officers to complete a detailed questionnaire intended to detect any conflicts of interest or related-party transactions.  Those questionnaires are reviewed by the Audit Committee which considers same in connection with the required disclosure to the public under SEC rules.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Messr. Rush and Heller. None of these individuals has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves nor have any served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material aspects of the compensation program that applied to our executive team for 2017. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2017, and provides our analysis of those policies and decisions. This Compensation Discussion and Analysis also gives perspective to the information we present in the compensation tables and related footnotes and narratives below.

As more fully described below, the Compensation Committee currently makes, and is expected to continue to make, all compensation decisions for CCFI’s executive officers, including the following executive officers named in the 2017 Summary Compensation Table below, which officers we refer to as the named executive officers:

•	William E. Saunders, Jr.—Chief Executive Officer;

•	Michael J. Durbin—Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer;

•	Kyle F. Hanson—President and Chief Operating Officer; and

•	Bridgette C. Roman—Executive Vice President, General Counsel and Secretary.

All compensation paid to CCFI’s executive officers in 2017 was paid by CheckSmart Financial LLC, an indirect subsidiary of CCFI.

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

In 2017, the Compensation Committee followed the same process described above and used the same inputs in considering and setting compensation for our named executive officers, which resulted in the named executive officers earning the following distribution of fixed and variable compensation:

Named Executive Officer	% Fixed Compensation	% Variable Compensation (1)
Mr. Saunders	33	67
Mr. Durbin	35	65
Mr. Hanson	31	69
Ms. Roman	61	39

(1) This column includes that reduced portion of the named executive officers’ annual cash incentive bonuses paid for 2017 under our 2012 Executive Compensation, Benefit and Severance Program, which we refer to as the 2012 Program, discretionary bonuses for 2017, and payments received in 2017 under our Retention Plan.

The Compensation Committee is guided by the following principles relative to specific decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

To attract and retain executives with the ability and the experience necessary to return the Company to strong performance for our shareholders, we strive to provide a total compensation package that is competitive with total compensation provided by other private and public companies in our industry. In 2017, we did not specifically benchmark our compensation levels against a defined peer group.  However, we considered competitive market pay data to be relevant to our compensation decisions, as it allows our decision-makers to obtain a general understanding of current compensation practices. To this end, our management team gathered competitive market compensation information from the following sources:

•

Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on revenue (ranging from $350 million to $1.0 billion) and market capitalization (ranging from $300 million to $1.7 billion). To provide context, our 2017 revenue was $364.4 million;

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

In 2017, the Compensation Committee utilized performance-based annual cash incentive bonuses under the 2012 Program to help retain our named executive officers during another demanding year. These annual cash incentive bonuses were based on the named executive officers’ performance measured by achievement of individual executive performance goals. The individual performance measures were established by the Compensation Committee (and by our CEO in the case of each named executive officer other than the CEO) so that achievement of the goals is not assured for a given year. Achieving pay for performance therefore requires significant individual performance effort on the part of our executives.

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

Analysis of 2017 Executive Compensation Decisions and Actions

The 2012 Program first entered into effect for our named executive officers over four years ago. The 2012 Program provides that Mr. Saunders will determine the general duties of the other named executive officers and provides that the named executive officers’ annual base salaries will be determined by the Compensation Committee.

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

For the fiscal year ended December 31, 2017, the total compensation opportunity for each named executive officer was comprised of the following components:

•	base salary;

•	performance-based annual cash incentive bonuses;

•	payments under our Retention Plan; and

•	retirement and health savings contributions through the 401(k) plan and health savings accounts and executive perquisites.

2017 Base Salary

A clear objective of our executive compensation program has been and is to pay a base salary that is competitive (based on a general understanding of the data and survey elements discussed above) and geared toward retaining our named executive officers. The 2017 base salaries of the named executive officers were set in light of our expectations of them, their contributions to us, their job responsibilities, their historical individual contributions to the Company, their individual performance during the prior year and their goals and objectives for the subsequent year.

The Company does not enter into employment agreements (the terms of employment of our named executive officers are generally governed by the 2012 Program).

To determine the 2017 base salaries for our named executive officers, the Compensation Committee subjectively considered job responsibilities and individual contributions during 2016 and those expected in 2017, with particular reference to the following considerations:

•	execution of specified Company operational objectives during 2017;

•	overall Company financial performance during the prior year;

•	competitive market pay data (as described above);

•	salary information previously provided by Meridian Compensation Partners;

•	the individual performance of each named executive officer during 2016; and

•	the individual goals and objectives for each named executive officer for 2017.

For 2017, the Compensation Committee established the following base salaries for the named executive officers:

Named Executive Officer	2016 Base Salary	2017 Base Salary	% Increase
Mr. Saunders	$1,000,000	$1,000,000	0%
Mr. Durbin	$450,000	$500,000	10%
Mr. Hanson	$637,500	$700,000	11%
Ms. Roman	$400,000	$425,000	6%

Annual Cash Incentive Bonuses

The 2012 Program provides that each named executive officer is eligible to participate in a performance-based annual incentive bonus at such percentage of his or her respective base salary as the Committee might from time-to-time determine. For 2017, those percentages were: Mr. Saunders, 125%; Mr. Durbin, 100%; Mr. Hanson, 100%; and Ms. Roman, 70.5%. Under the 2012 Program, the performance-based annual bonus is earned based on the relative achievement of the goals and objectives (or milestones) established by, for Mr. Saunders, the Chairman of the Compensation Committee and, for the other named executive officers, by Mr. Saunders; it is not intended that the Compensation Committee will take an active role in establishing these goals and objectives for the named executive officers other than Mr. Saunders.

The Compensation Committee for Mr. Saunders, and Mr. Saunders for the other named executive officers, communicated the applicable milestones to each named executive officer in early 2017. The milestones were specifically designed by the Compensation Committee, or Mr. Saunders in the case of the other named executive officers, to be broad based and qualitative achievements rather than narrow quantitative objectives. The following chart describes the milestones upon which the annual cash incentive bonuses were based for each of the named executive officers for 2017:

Named Executive Officer	2017 Milestones for Annual Cash Incentive Bonuses
Mr. Saunders

Lead the Board of Directors in corporate governance excellence.

Project a strong “tone from the top” in support of the compliance management system.

Develop a  strategic plan to comply with changes on the federal and state levels.

Develop a  strategic plan to strengthen the Company balance sheet and revenues.

Represent the Company and industry, as required, with elected and appointed officials governing the products and services the Company offers.

Mr. Durbin

Execute a  strategic plan to strengthen the Company balance sheet and revenues.

Rationalize overhead in the Company.

Represent the Company with auditors, lenders, banks, ratings agencies and capital partners.

Ensure timely and accurate filing of all SEC required reports.

Enhance and improve the Company’s risk analytics.

Enhance and improve the Company’s internal collections operations.

Appropriately manage compliance with covenants in the Company’s various long-term obligations.

Mr. Hanson

Execute, with a strong “tone from the top”, the continued implementation of the compliance management system.

Execute a  strategic plan to improve the Company’s balance sheet and revenues.

Rationalize overhead in the Company.

Restructure, strengthen, and rationalize field operations.

Complete implementation of the point-of-sale system.

Ms. Roman

Lead the legal effort supporting compliance and corporate governance.

Improve and strengthen the Company’s human resources function.

Represent the Company in community relations.

Effectively manage the Company’s litigation and litigation risks.

Lead our Political Action Committee and ensure excellence in compliance.

Execute and coordinate required legal analysis of all facets of operations.

Support Board of Directors’ initiatives, Board committees and administrative requirements.

Under our 2012 Program, as supplemented by Meridian Compensation Partners’ 2013 recommendations, each of the named executive officers was assigned the following target annual cash incentive bonus opportunity and received the following payout:

Named Executive Officer	2017 Annual Cash Bonus Target	2017 Annual Cash Bonus Paid
Mr. Saunders	$1,250,000	$424,000
Mr. Durbin	500,000	165,000
Mr. Hanson	700,000	235,000
Ms. Roman	300,000	100,000

Based on its subjective review of each named executive officer’s performance against his or her milestones, as supplemented by our CEO’s input with respect to each other named executive officer’s performance during 2017, the Compensation Committee determined that, although each named executive officer had met most of their individual goals, the Company’s overall financial performance did not warrant payment of bonuses at the full target level. The Compensation Committee determined that it would be more appropriate to award only a portion (roughly 33%) of each named executive officers’ annual cash bonus, as disclosed in the table above.

The annual cash bonuses paid to the named executive officers for 2017 are included in the 2017 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. We believe that the decision to award substantially less than the target bonus was consistent with our emphasis on pay for performance.

Retention Plan

In 2014, the Compensation Committee approved a new retention plan, which we refer to as the Retention Plan.

In 2017, the Compensation Committee approved quarterly retention bonuses be paid to Messrs. Saunders, Hanson, and Durbin and Ms. Roman.  The Compensation Committee premised these determinations on achieving the primary objective of retaining the management team in a highly competitive employment environment and during a period of significant regulatory uncertainty for the Company and for the purpose of executing on the strategic agenda set by the Company’s Board of Directors for the year. The approved Retention Plan awards are as follows:

2017 Retention Plan Award
Named Executive Officer	Paid
Mr. Saunders	$1,600,000
Mr. Durbin	750,000
Mr. Hanson	1,350,000
Ms. Roman	175,000

Long-Term Equity Incentive Compensation

Long-term equity incentive awards have been periodically awarded to executives, including the named executive officers, as part of their total compensation package.  These awards were historically made under our 2011 Management Equity Incentive Plan (or its predecessor), which we refer to as the 2011 Plan. There were no grants of long-term equity incentive awards to the named executive officers in 2017.

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

Certain executive perquisites and vacation payments

For 2017, we provided our named executive officers with certain other executive perquisites and personal benefits, which we use to attract and retain our executive talent. These perquisites and personal benefits included a $11,875 automobile allowance for each of Messrs. Saunders, Hanson, and Durbin, employer matching contributions to a 401(k) account for each of our named executive officers, rollover of accrued vacation value to a health savings account for both of Messrs. Saunders and Hanson, personal use of Company-owned or Company-leased aircraft for both of Messrs. Saunders,  Hanson, and Durbin, and employer matching contributions to a health savings account for each of our named executive officers. For more information about these perquisites and personal benefits, see the “2017 Summary Compensation Table” and its related footnotes below.

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

Severance under the 2012 Program

The 2012 Program also sets forth the procedure by which covered officers may be terminated, and provides for certain payments and benefits upon termination. See “2017 Potential Payments upon Termination or Change in Control.”

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

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally limits the tax deductibility of compensation paid by a public company to certain executive officers (and, beginning in 2018, certain former executive officers) to $1 million. Historically, there has been an exception to the limit on deductibility for performance-based compensation that meets certain requirements. This exception has now been repealed, effective for taxable years beginning after December 31, 2017, except for certain compensation arrangements in place as of November 2, 2017 for which transition relief is available. Although the Compensation Committee may have in the past taken action to limit the impact of Section 162(m) of the Code, the Compensation Committee also believes that the tax deduction is only one of several relevant considerations in setting compensation.  Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in some or all cases is not deductible for federal income tax purposes. In addition, in part because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that even compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be so deductible.

Compensation-Related Risk Analysis

During the fourth quarter of 2013, a team consisting of members of our management, including members from our internal legal, accounting, finance and human resources departments, along with our external legal counsel, engaged in a subjective review of our compensation policies and practices that apply to all of our employees. This review was designed to evaluate, consider and analyze the extent to which, if any, our compensation policies and practices might create risks for the Company. This review also was focused on the variable and incentive elements of our executive compensation programs, as well as any policies and practices that could mitigate or balance any risks introduced by such elements. These team members are regularly exposed to information about our policies and practices as they relate to Company-wide compensation programs and the potential creation of any risks that are likely to have a material adverse impact on the Company. We did not find that any of our compensation policies and practices for our employees create any risks that are reasonably likely to have a material adverse effect on the Company. The results of the review were reviewed and independently considered by the Compensation Committee. There were no material changes to the compensation policies and practices since 2014.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the years ended December 31, 2015, 2016, and 2017 by us (or our indirect subsidiary CheckSmart Financial LLC) to our CEO, our CFO and our two other most-highly compensated executive officers still serving in such capacities on December 31, 2017.

2017 Summary Compensation Table

						Non-Equity
					Option	Incentive Plan	All Other
		Salary	Bonus	Stock	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	Awards ($)	($)	($)(3)	($)(4)	Total ($)
William E. Saunders, Jr.,	2017	1,057,692	1,600,000	—	—	424,000	78,164	3,159,857
Chief Executive Officer and	2016	1,057,690	1,851,444	—	265,681	1,250,000	234,912	4,659,727
Chairman of the Board	2015	1,057,692	3,160,016	—	—	1,250,000	80,648	5,548,357

Michael Durbin,	2017	517,108	750,000	—	—	165,000	28,976	1,461,084
Executive Vice President,	2016	475,961	500,000	—	332,113	450,000	22,740	1,780,814
Chief Financial Officer	2015	423,077	560,000	—	—	240,000	23,896	1,246,973
and Treasurer

Kyle Hanson	2017	740,385	1,350,000	—	—	235,000	38,843	2,364,227
President	2016	674,279	752,500	—	250,052	690,000	42,045	2,408,876
	2015	604,477	762,500	—	—	570,000	98,450	2,035,427

Bridgette Roman	2017	432,186	175,000	—	—	100,000	11,430	718,616
Executive Vice President,	2016	403,846	175,000	—	107,247	270,000	11,030	967,123
General Counsel and	2015	403,860	166,668	—	—	240,000	10,978	821,505
Secretary

(1)

The amounts reported in this column for 2017 represent the total of salary paid to each named executive officer and an additional $57,692, $17,108, $40,385, and $7,186 paid in lieu of accrued vacation to Messrs. Saunders, Durbin, and Hanson, and Ms. Roman, respectively.

(2)

The amounts reported in this column for 2017 represent the Retention Plan awards paid to our named executive officers for 2017. For more information about the 2017 Retention Plan awards payments, see “Compensation Discussion and Analysis — Analysis of 2017 Executive Compensation Decisions and Actions — Retention Plan” above.

(3)

The amounts reported in this column for 2017 represent the annual cash incentive bonuses paid to our named executive officers for 2017.  For more information about the 2017 annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2017 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

(4)

The amounts reported in this column include: (A) for Mr. Saunders, an automobile allowance, a $10,800 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and $48,739 of personal aircraft usage in 2017; (B) for Mr. Hanson, an automobile allowance, a $10,800 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account,  and personal aircraft usage in 2017; (C) for Mr. Durbin, an automobile allowance, a $10,800 employer matching contribution to the 401(k) Plan, an employer matching contribution to a health savings account, and personal aircraft usage in 2017, and (D) for Ms. Roman, a $10,800 employer matching contribution to the 401(k) Plan, and an employer matching contribution to a health savings account in 2017. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote. The value of personal use of aircraft by any named executive officer is calculated by multiplying the actual average hourly operating cost for the aircraft for the month in which the personal use occurs by the hours flown to cover the actual statute miles of all such personal travel and adding such product to the sum of all landing fees, pilot fees, terminal charges and food service fees. All personal usage by any named executive officers is reported as taxable income.

2017 Grants of Plan-Based Awards Table

	Estimated Possible Payouts Under Non-Equity
	Incentive Plan Awards
Name	Threshold ($)	Target ($)(1)	Maximum ($)
Mr. Saunders	—	1,250,000	—

Mr. Durbin	—	500,000	—

Mr. Hanson	—	700,000	—

Ms. Roman	—	300,000	—

(1)

These amounts are the target annual cash incentive bonus opportunities established for 2017 for the named executive officers (there were no threshold or maximum levels established for the annual cash incentive bonuses). The amounts actually earned by the named executive officers for 2017 are included in the “Non-Equity Incentive Plan Compensation” column of the 2017 Summary Compensation Table above.  For more information about the annual cash incentive bonuses, see “Compensation Discussion and Analysis — Analysis of 2017 Executive Compensation Decisions and Actions — Annual Cash Incentive Bonuses” above.

Outstanding Equity Awards at 2017 Fiscal Year-End Table

		Option Awards

		Number of
		Securities
		Underlying
		Unexercised	Option	Option
		Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Price ($)	Date
Mr. Saunders	5/16/2016	336,462	2.25	5/16/2026

Mr. Durbin	5/16/2016	284,562	2.25	5/16/2026

Mr. Hanson	5/16/2016	296,635	2.25	5/16/2026

Ms. Roman	5/16/2016	160,070	2.25	5/16/2026

2017 Option Exercises and Stock Vested Table

None of our named executive officers exercised any stock options or vested in any stock awards during 2017.

2017 Pension Benefits and 2017 Nonqualified Deferred Compensation

We do not maintain any defined benefit plans, other plans with specified retirement benefits or nonqualified deferred compensation plans in which our named executive officers participate.

2017 Potential Payments Upon Termination or Change in Control

During 2017, we were a party to certain arrangements effective for 2017 that required us to provide compensation and other benefits to the named executive officers in the event of a termination of their employment or a change in control of the Company. The following paragraphs describe the potential payments and benefits payable upon such termination or change in control for each named executive officer at December 29, 2017 under the 2012 Program, as applicable.

Termination by us without cause, or termination by named executive officer for good reason

The 2012 Program provides that if we terminate a named executive officer’s employment without cause, or if a named executive officer resigns for good reason (defined below), the named executive officer is entitled to receive the following payments and continued health and welfare benefits for the length of the base salary payment period:

•	Mr. Saunders: two times his annual base salary payable over a two-year period; and

•	Mr. Hanson, Mr.Durbin and Ms. Roman: one and one-half times his or her annual base salary payable over a one-and-one-half-year period.

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

Tabular disclosure. Based on a hypothetical termination and/or change in control occurring on December 29, 2017, the following table describes the potential payments and benefits our named executive officers would have received upon such termination or change in control on December 29, 2017.

Potential Payments Upon Termination of Employment and/or a Change in Control Table

		Involuntary		Involuntary
		Termination		Termination for
		Without Cause/		Cause/			Additional
		Resignation for		Resignation	Termination	Termination	Payment Upon
		Good Reason		Without Good	Due to Death	Due to Disability	Change in
Name	Benefits and Payments	($)(1)		Reason ($)(1)	($)(1)	($)(2)	Control ($)(3)
William E. Saunders
	Salary Continuation	2,000,000		—	—	500,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	29,675	(4)	—	14,838	7,419	—
	Equity Vesting	—		—	—	—	—
Total		2,029,675		—	14,838	507,419	—

Michael J. Durbin
	Salary Continuation	750,000		—	—	250,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	22,257	(4)	—	14,838	7,419	—
	Equity Vesting	—		—	—	—	—
Total		772,257		—	14,838	257,419	—

Kyle F. Hanson
	Salary Continuation	1,050,000		—	—	350,000	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	22,257	(4)	—	14,838	7,419	—
	Equity Vesting	—		—	—	—	—
Total		1,072,257		—	14,838	357,419	—

Bridgette C. Roman
	Salary Continuation	637,500		—	—	212,500	—
	Annual Cash Bonus	—		—	—	—	—
	Retention Bonus	—		—	—	—	—
	Health and Welfare
	Benefits Continuation	15,403	(4)	—	10,269	5,134	—
	Equity Vesting	—		—	—	—	—
Total		652,903		—	10,269	217,634	—

(1)

Assumes that all accrued base salary and vacation pay, expenses and benefits through December 31, 2017, have been paid as of December 29, 2017, and that all annual cash incentive bonuses for 2017 have been earned and paid for 2017 as of December 29, 2017.

(2)	Assumes that continued health and welfare benefits are provided for six months.

(3)

The values reported as equity vesting in this column would represent the assumed value for each named executive officer of the vesting of his or her unvested equity awards described above in the “Outstanding Equity Awards at 2017 Fiscal Year-End Table” upon a change in control occurring on December 29, 2017. There is no value as the assumed value for our common shares on December 29, 2017 is less than the exercise price for his or her unvested equity awards or all equity awards were then vested. For information about enhanced benefits received upon an involuntary termination without cause or a resignation for good reason in connection with a change in control. see “2017 Potential Payments upon Termination on Change in Control” above.

(4)	Assumes that continued health and welfare benefits are provided for the same number of months as salary continuation.

Director Compensation

During 2017, Eugene Lockhart, Michael Heller, Michael Langer, Felix Lo, Andrew Rush, Mark Witkowski, Jennifer Adams Baldock, and Eugene Schutt served as our directors. In 2017, we had four directors not employed by us or our majority shareholders, and we refer to these four directors as “non-employee directors.” These non-employee directors are Mr. Lockhart, Mr. Schutt, Ms. Adams Baldock, and Mr. Heller. Each non-employee director received an annual director fee of $75,000.  Directors who serve on the Board’s compensation, audit, or compliance committees receive an additional fee of $5,000 per committee. Mr. Lockhart serves on the compliance committee for each of three of the Company’s subsidiaries and receives an additional fee of $65,000 for services on each such committee. Under the 2012 Director Deferred Compensation Program, each non-employee director had the option to defer fifty percent of his or her 2017 compensation.

2017 Director Compensation Table

	Fees Earned or
Name	Paid in Cash ($)	Total ($)
H. Eugene Lockhart	285,000	285,000
Michael Heller	90,000	90,000
Michael Langer	—	—
Felix Lo	—	—
Andrew Rush	—	—
Mark Witkowski	—	—
Jennifer Adams Baldock	75,000	75,000
Eugene Schutt	80,000	80,000

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2018 regarding the beneficial ownership of our outstanding common equity, by:

•	each person or entity known by us to beneficially own more than 5% of our outstanding common shares;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under applicable rules and regulations promulgated under the Exchange Act and generally include any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or underlying restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 1, 2018 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the shareholders named in the table have sole voting and investment power with respect to the shares set forth opposite each shareholder’s name.

Unless otherwise indicated, the address for each of the persons listed below is: c/o Community Choice Financial Inc., 6785 Bobcat Way, Suite 200, Dublin, Ohio 43016.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
Diamond Castle Holdings (1)	4,806,000	60.2%
Funds managed by Golden Gate Capital (2)	1,178,214	14.7%
James H Frauenberg 1998 Trust (3)	835,800	10.5%
California Check Cashing Stores, Inc. (4)	447,162	5.6%

Executive Officers and Directors
William E. Saunders, Jr. (5)	485,598	5.8%
Kyle Hanson (6)	303,327	3.7%
Michael Durbin (7)	288,126	3.5%
Bridgette Roman (8)	160,070	2.0%
H. Eugene Lockhart (9)	5,777	*
Michael Langer	—	-
Felix Lo	—	-
Andrew Rush	—	-
Eugene Schutt (10)	13,484	*
Jennifer Baldock (11)	13,484	*
Mark Witkowski	—	-
Michael Heller (12)	4,000	*
All executive officers and directors as a group (13)	1,273,866	15.9%

*     Represents less than 1%

(1)

Includes (a) 4,791,890 common shares held by Diamond Castle Partners 2014 L.P., or DCP 2014, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.), and (b) 14,110 common shares held by DCP 2014 Deal Leaders Fund, L.P., or DCP 2014 DLF, of which DCP IV GP L.P. is the general partner (DCP IV GP-GP, L.L.C. is the general partner of DCP IV GP, L.P.). The manner in which the investments of DCP 2014 and DCP 2014 DLF are held, and any decisions concerning their ultimate disposition, are subject to the control of an investment committee consisting of certain partners of Diamond Castle: Ari Benacerraf, Michael Langer, and Andrew Rush. The investment committee is appointed by DCP IV GP, L.P. The investment committee has voting and investment power with respect to the common shares owned by DCP 2014 and DCP 2014 DLF. The address of DCP 2014, and DCP 2014 DLF is 366 Madison Avenue, 4th Floor, New York, New York 10017.

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

(5)	Includes 336,462 shares issuable upon exercise of options, and 9,600 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

(6)	Includes 296,635 shares issuable upon exercise of options, and 6,692 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

(7)	Includes 284,562 shares issuable upon exercise of options, and 3,564 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

(8)	Includes 160,070 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 1, 2018.

(9)	Includes 5,777 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 1, 2018.

(10)	Includes 5,000 shares issuable upon exercise of options, and 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

(11)	Includes 5,000 shares issuable upon exercise of options, and 8,484 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

(12)	Includes 4,000 shares issuable upon exercise of options, all of which will be vested on or within 60 days of March 1, 2018.

(13)	Includes 1,097,506 shares issuable upon exercise of options, and 36,824 shares issuable upon vesting of restricted stock units, all of which will be vested on or within 60 days of March 1, 2018.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee reviews and, if appropriate, approves all related party transaction that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Advisory Services and Monitoring Agreement

Upon closing of the California Acquisition and related transactions in April 2011, we, along with CheckSmart and CCCS, entered into an Advisory Services and Monitoring Agreement with Diamond Castle and Golden Gate Capital, which together own approximately 66.6% of our outstanding common shares. The Advisory Services and Monitoring Agreement will terminate upon the consummation of certain initial public offerings. Pursuant to this agreement, Diamond Castle and Golden Gate Capital provide us with various financial advisory and other services. Under this agreement, we paid Diamond Castle an initial fee of $3.8 million in consideration of the advisory services they provided in connection with the California Acquisition and related transactions and we will pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) a quarterly fee on the first day of each calendar quarter, which is equal to the greater of $150,000 or 25% multiplied by 1.5% of our average EBITDA for the previous 12-month period ending on the last day of the quarter immediately preceding the date the quarterly fee is due. We are also required under the agreement to pay Diamond Castle and Golden Gate Capital (or any of their respective designees to our board of directors) 1% of the total value (as determined on the basis set forth in the agreement) of any acquisition or merger by us, any sale of the equity or assets of our Company, any sale or recapitalization or restructuring of equity or debt securities by our Company and any other similar transaction for which they supply advisory services. These fees will be apportioned 78% to Diamond Castle and 22% to Golden Gate Capital unless certain specified changes in ownership percentages occur. Diamond Castle and Golden Gate Capital are also entitled to reimbursement from us for reasonable fees incurred in connection with the provision of services the agreement contemplates. The term of the Advisory Services and Monitoring Agreement is for five years and will automatically renew on each anniversary so that the term is five years from the date of such renewal. The Advisory Services and Monitoring Agreement may be terminated by the joint written approval of Diamond Castle and Golden Gate Capital at any time prior to the consummation of an initial public offering and shall terminate automatically with respect to each of Diamond Castle and Golden Gate Capital if their respective equity ownership in our Company falls below a certain specified percentage. For the year ended December 31, 2017, we paid Diamond Castle fees of $0.5 million and paid Golden Gate fees of $0.1 million.

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

Related Parties

Eugene Schutt and Jennifer Adams Baldock, each an independent member of our Board of Directors, are lenders to Ivy Funding Nine LLC, the lender to our non-guarantor subsidiary.  Mr. Schutt and Ms. Baldock loaned 0.33% and 0.04% of the total available credit extended by Ivy Funding Nine LLC. The Company paid $9.0 million to Ivy Funding in 2017 which represents payments of interest and fees.

Michael Heller, an independent member of the Company’s Board of Directors, through restricted stock units and through an interest in a limited liability company beneficially owned 4.55% of Factor Trust LLC, a firm that provides credit bureau services to the Company. In addition, William E. Saunders, Jr., our Chairman and CEO, owned a less than 1% interest in Factor Trust LLC.  Both Mr. Saunders’ and the other Director’s interests in Factor Trust were liquidated in November of 2017, when Factor Trust was acquired by TransUnion.   In addition, Mr. Saunders, who previously served on Factor Trust’s board of directors, received compensation for that service of $30,000 in 2017.  The Company paid $1.5 million to Factor Trust in respect to credit bureau services in 2017.

James H. Frauenberg, a significant shareholder of the Company, is one of two equal partners in a partnership from which the Company leases certain real estate.  Payments by us to this partnership in 2017 totaled $1.0 million.

The spouse of the Company’s President and Chief Operating Officer, Kyle Hanson, through a trust of which she is the sole settlor, is the general partner and managing member of entities that own a 36% interest in a vendor from which the Company purchases telecommunications services, Engage Holdings LLC.  The Company paid $8.2 million for telecommunications services in 2017 to Engage Holdings LLC, which represented a $1.6 million savings over 2016, when these services were purchased from another vendor.

Non-guarantor Subsidiaries

The non-guarantor subsidiaries raised funding through an $7.3 million note payable and $40.0 million installment loan to acquire loans from the retail on online portfolios. In April 2017, the Company’s non-guarantor subsidiary restated and amended the $40.0 million note to increase the borrowing capacity up to $55.0 million and the other non-guarantor subsidiary’s $7.3 million note was satisfied in full. The note was further amended in July 2017 to increase the credit facility to $60.0 million.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

RSM US LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2017, 2016 and 2015. Fees and expenses for services rendered by RSM in 2017 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Fee Category	2017	2016	2015
Audit Fees (1)	$1,014	$1,013	$914
Tax Fees (2)	246	236	301
Foreign Audit Fees (3)	—	—	105
Total	$1,260	$1,249	$1,320

(1)

Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, review of interim financial statements included in the quarterly reports, and services normally provided in connection with statutory and regulatory filings.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.1

Indenture, dated as of April 29, 2011, among Community Choice Financial Inc., the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as trustee and collateral agent, with respect to our 10.75% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Form S-4)

4.2

First Supplemental Indenture, dated as of April 1, 2012, among Community Choice Financial Inc., the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Form S-4)

4.3

Indenture, dated as of July 6, 2012, among Community Choice Financial Inc., the Guaranteeing Subsidiaries (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Form S-4 filed with the SEC on August 15, 2012)

10.1

Shareholders Agreement, dated as of April 29, 2011, among Community Choice Financial Inc. and the Shareholders of Community Choice Financial Inc. (incorporated by reference to Exhibit 10.1 to the Form S-4)

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

Exhibit No.	Description

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

10.16	Community Choice Financial Inc. 2012 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 14, 2013)*

10.17

Software License Agreement and Software Support and Maintenance Agreement, dated as of June 26, 2013, by and between eCash Software Systems, Inc. and Community Choice Financial Inc.  (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 14, 2013)**

Exhibit No.	Description

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

10.22

Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and William E. Saunders* Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and William E. Saunders (incorporated by reference to Exhibit 10.289 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.23

Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Kyle Hanson (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.24

Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Michael Durbin (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.25

Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of May 16, 2016 between Community Choice Financial, Inc. and Bridgette Roman (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.26

The Membership Interest Purchase Agreement dated as of January 31, 2016 by and among Buckeye Check Cashing of Florida, Inc., an Ohio corporation, as seller, Buckeye Check Cashing of Florida III, LLC, a Florida limited liability company, as buyer, Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation, and Taso Group LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2016)

10.27

The Secured Revolving Note dated January 31, 2016 executed by Buckeye Check Cashing of Florida II, LLC, a Delaware limited liability company, and accepted by Buckeye Check Cashing of Florida, Inc., an Ohio corporation, and joined by Taso Group LLC, a Florida limited liability company, as borrower, and acknowledged by Check Cashing U.S.A. Holdings Inc., a Florida corporation, Check Cashing U.S.A. Inc., a Florida corporation, Armando’s Inc., a Florida corporation, Foremost Inc., a Florida corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2016)

10.28

The Assignment and Assumption Agreement, dated as of May 18, 2016, by and between Taso Group LLC, a Florida limited liability company, and Buckeye Check Cashing of Florida, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 12, 2016)

10.29

Omnibus Asset and Equity Swap Agreement, dated as of June 30, 2016, by and between Checksmart Financial Company, Cash Central of Mississippi, LLC, Buckeye Check Cashing of Alabama, LLC, Buckeye Check Cashing of Arizona, Inc., Buckeye Check Cashing, Inc., QC Holdings, Inc., and QC Financial Services, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 10, 2016)

10.30	Amended and Restated Credit Agreement, dated as of April 29, 2011, by and between Insight Capital, LLC, and Republic Bank of Chicago (incorporated by reference to Exhibit 4.4 to the Form S-4)

Exhibit No.	Description

10.31

Revolving Credit Agreement, dated as of April 29, 2011, among Community Choice Financial Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 4.3 to the Form S-4)

10.32

First Modification to Amended and Restated Credit Agreement, dated as of July 31, 2011, by and between Insight Capital, LLC, and Republic Bank of Chicago (incorporated by reference to Exhibit 4.5 to the Form S-4)

10.33

First Amendment to Revolving Credit Agreement, dated as of March 27, 2015, by and among Community Choice Financial Inc., the subsidiary guarantors party thereto, the lenders party thereto and Ivy Funding Eleven, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 2, 2015)

10.34	Second Amendment to Credit Agreement dated October 27, 2016 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2016)

10.35	Third Amendment to Credit Agreement dated June 30, 2017 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2017)

10.36

Waiver and Fourth Amendment to Revolving Credit Agreement, dated as of March 30, 2018 by and among Community Choice Financial Inc., the subsidiary guarantors identified therein, VPC Investor Fund B II LLC, VPC Specialty Lending Investments PLC and Victory Park Management, LLC.

10.37**	Amended and Restated Loan and Security Agreement dated as of April 25, 2017 by and between Ivy Funding Nine, LLC and CCFI Funding II, LLC.

10.38	Amended and Restated Promissory Note dated as of April 25, 2017 between Ivy Funding Nine, Inc. and CCFI Funding II, LLC.

10.39**	First Amendment to the Amended and Restated Loan and Security Agreement and Modification of Promissory Note, dated as of July 19, 2017 by and between Ivy Funding Nine, LLC and CCFI Funding II, :LLC.

10.40**	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 30, 2018 by and between Ivy Funding Nine LLC and CCFI Funding II, LLC.

21.1	Subsidiaries of Community Choice Financial Inc. Incorporated

24.1	Power of Attorney with respect to Community Choice Financial Inc. (included in the signature pages hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101	Interactive Data File

*Indicates a management contract or compensation plan or arrangement.

**Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16.     10-K SUMMARY

None

COMMUNITY CHOICE FINANCIAL INC.

2017 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on April 2, 2018.

COMMUNITY CHOICE FINANCIAL INC.

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Community Choice Financial Inc., an Ohio corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2017, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

IN WITNESS WHEREOF, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

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