Form 10-Q
period 2018-03-31
Community Choice Financial Inc.
filed 2018-05-14
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(888) 513‑9395

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐  No ☒

There is no market for the registrant’s equity. As of March 31, 2018, there were 7,990,020 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March  31, 2018

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$85,274	$66,627
Restricted cash	4,420	4,585
Finance receivables, net of allowance for loan losses of $12,293 and $13,517	68,286	89,707
Card related pre-funding and receivables	841	1,062
Other current assets	13,522	15,271
Total current assets	172,343	177,252
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $2,510 and $2,810	3,626	4,632
Property, leasehold improvements and equipment, net	24,816	26,848
Other intangible assets	802	924
Security deposits	2,429	2,750
Total assets	$204,016	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$31,803	$39,566
Money orders payable	8,024	7,169
Accrued interest	11,942	5,145
Current portion of capital lease obligation	160	371
Current portion of subsidiary notes payable, net of deferred issuance costs of $1 and $1	120	118
Deferred revenue	2,535	2,535
Total current liabilities	54,584	54,904
Noncurrent Liabilities
Lease termination payable	569	818
Line of credit, net of deferred issuance costs of $4,201 and $1,871	42,799	45,129
Subsidiary notes payable, net of deferred issuance costs of $2,207 and $762	59,600	61,077
Senior secured notes, net of deferred issuance costs of $1,365 and $1,664	248,425	248,126
Deferred revenue	6,887	7,520
Total liabilities	412,864	417,574
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at March 31, 2018 and December 31, 2017	90	90
Additional paid-in capital	129,683	129,675
Retained deficit	(338,571)	(334,883)
Treasury stock	(50)	(50)
Total stockholders' deficit	(208,848)	(205,168)
Total liabilities and stockholders' equity	$204,016	$212,406

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March  31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Finance receivable fees	$50,932	$49,051
Credit service fees	19,196	18,139
Check cashing fees	11,692	12,126
Card fees	1,948	2,007
Other	3,883	4,029
Total revenues	87,651	85,352
Operating expenses:
Salaries	17,132	17,273
Provision for loan losses	22,635	19,540
Occupancy	6,343	6,629
Advertising and marketing	1,011	814
Lease termination	97	47
Depreciation and amortization	2,223	2,538
Other	11,025	11,915
Total operating expenses	60,466	58,756
Operating gross profit	27,185	26,596
Corporate and other expenses:
Corporate expenses	17,602	20,186
Lease termination	—	1,762
Depreciation and amortization	1,093	1,309
Interest expense, net	12,178	11,371
Total corporate and other expenses	30,873	34,628
Loss from continuing operations, before tax	(3,688)	(8,032)
Provision for income taxes	—	333
Net loss	$(3,688)	$(8,365)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended March  31, 2018

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	8	—	8
Net loss	—	—	—	—	(3,688)	(3,688)
Balance, March 31, 2018	7,990,020	$90	$(50)	$129,683	$(338,571)	$(208,848)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March  31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,688)	$(8,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	22,635	19,540
Loss on disposal of assets	113	1,042
Depreciation	3,193	3,723
Amortization of note discount and deferred debt issuance costs	908	728
Amortization of intangibles	123	124
Deferred income taxes	—	211
Stock-based compensation	8	32
Changes in assets and liabilities:
Short-term investments	—	500
Card related pre-funding and receivables	221	(184)
Other assets	2,069	6,590
Deferred revenue	(633)	(475)
Accrued interest	6,797	6,793
Money orders payable	855	(378)
Lease termination payable	(249)	1,048
Accounts payable and accrued expenses	(7,763)	(8,729)
Net cash provided by operating activities	24,589	22,200
Cash flows from investing activities
Net receivables originated	(208)	(2,721)
Purchase of leasehold improvements and equipment	(1,274)	(1,001)
Net cash used in investing activities	(1,482)	(3,722)
Cash flows from financing activities
Payments on subsidiary note	(30)	(29)
Payments on capital lease obligations	(211)	(248)
Net payments on lines of credit	—	(2,250)
Debt issuance costs	(4,384)	—
Net cash used in financing activities	(4,625)	(2,527)
Net increase in cash and cash equivalents and restricted cash	18,482	15,951
Cash and cash equivalents and restricted cash:
Beginning	71,212	109,348
Ending	$89,694	$125,299

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:

	December 31,
	2017	2016
Cash and cash equivalents	$66,627	$106,333
Restricted Cash	4,585	3,015
Total cash and cash equivalents and restricted cash	$71,212	$109,348

	March 31,
	2018	2017
Cash and cash equivalents	$85,274	$121,784
Restricted Cash	4,420	3,515
Total cash and cash equivalents and restricted cash	$89,694	$125,299

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 484 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 30 states as of March 31, 2018. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10‑Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10‑K filed with the Securities & Exchange Commission on April 2, 2018. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2018.

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

On September 30, 2017, the Company entered into a joint venture with a third party to offer insurance products through select retail locations in a certain market. The joint venture will be managed by the third party.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 14.0% and 14.5% of short-term consumer loans at March 31, 2018 and December 31, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 14.0% and 12.6% of medium-term consumer loans at March 31, 2018, and December 31, 2017, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and lines of credit. For all such instruments, other than senior secured notes and notes payable at March 31, 2018, and December 31, 2017, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at March 31, 2018 and December 31, 2017 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	March 31, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$85,274	$85,274	1
Restricted cash	4,420	4,420	1
Finance receivables	71,912	71,912	3
Financial liabilities:
10.75% Senior secured notes	237,290	222,103	1
12.75% Senior secured notes	12,500	11,479	2
Subsidiary Note payable	61,928	61,928	2
Line of Credit	47,000	47,000	2

	December 31, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$66,627	$66,627	1
Restricted cash	4,585	4,585	1
Finance receivables	94,339	94,339	3
Financial liabilities:
10.75% Senior secured notes	237,290	212,636	1
12.75% Senior secured notes	12,500	10,841	2
Subsidiary Note payable	61,958	61,958	2
Line of Credit	47,000	47,000	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at March 31, 2018 and December 31, 2017.

Recent Accounting Pronouncements:  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The adoption of ASC 606 did not impact the Company’s revenue recognition for consumer loan fees as these revenue streams are outside of the scope of ASC 606. Further, the Company has not identified any impacts to its consolidated financial statements that were material as a result of the adoption of ASC 606 for its CSO fees. The Company has not changed the presentation of its consolidated financial statements for assets, liabilities, or revenues from contracts with customers, nor has the Company recognized any cumulative effect adjustment as a result of the adoption of ASC 606.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash”. GAAP currently does not include specific guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard effective in 2018. As a result, the Company no longer reports the changes in restricted cash as an operating activity. Instead, restricted cash is included in the beginning and ending cash and cash equivalents balances on the consolidated statements of cash flows.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after March 31, 2018) through the issuance date of May 14, 2018.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at March 31, 2018, and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
Short-term consumer loans	$52,115	$66,465
Medium-term consumer loans	36,860	46,903
Gross receivables	$88,975	$113,368
Unearned advance fees, net of deferred loan origination costs	(2,260)	(2,702)
Finance receivables before allowance for loan losses	86,715	110,666
Allowance for loan losses	(14,803)	(16,327)
Finance receivables, net	$71,912	$94,339

Finance receivables, net
Current portion	$68,286	$89,707
Non-current portion	3,626	4,632
Total finance receivables, net	$71,912	$94,339

Changes in the allowance for loan losses by product type for the three months ended March 31, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	3/31/2018	3/31/2018	of receivables
Short-term consumer loans	$2,697	$8,159	$(18,424)	$9,886	$2,318	$52,115	4.45%
Medium-term consumer loans	13,630	8,397	(11,067)	1,525	12,485	36,860	33.87%
	$16,327	$16,556	$(29,491)	$11,411	$14,803	$88,975	16.64%

The provision for loan losses for the three months ended March 31, 2018, also includes losses from returned items from check cashing of $1,062.

The provision for short-term consumer loans of $8,159 is net of debt sales of $412 for the three months ended March 31, 2018.

The provision for medium-term consumer loans of $8,397 is net of debt sales of $562 for the three months ended March 31, 2018.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $20 and is included in the provision for medium-term consumer loans for the three months ended

March 31, 2018. For these loans evaluated for impairment, there were $54 of payment defaults during the three months ended March 31, 2018. The troubled debt restructurings during the three months ended March 31, 2018 are subject to an allowance of $6 with a net carrying value of $14 at March 31, 2018.

Changes in the allowance for loan losses by product type for the three months ended March 31, 2017, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	3/31/2017	3/31/2017	of receivables
Short-term consumer loans	$2,223	$6,433	$(19,134)	$12,324	$1,846	$51,325	3.60%
Medium-term consumer loans	13,996	7,221	(11,979)	1,925	11,163	41,185	27.10%
	$16,219	$13,654	$(31,113)	$14,249	$13,009	$92,510	14.06%

The provision for loan losses for the three months ended March 31, 2017, also includes losses from returned items from check cashing of $1,399.

The provision for short-term consumer loans of $6,433 is net of debt sales of $89 for the three months ended March 31, 2017.

The provision for medium-term consumer loans of $7,221 is net of debt sales of $375 for the three months ended March 31, 2017.

The provision and subsequent charge off related to troubled debt restructurings totaled $13 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2017. For these loans evaluated for impairment, there were no payment defaults during the three months ended March 31, 2017. The troubled debt restructurings during the three months ended March 31, 2017 are subject to an allowance of $5 with a net carrying value of $15 at March 31, 2017.

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months ended March 31, 2018, and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

Short-term balance, beginning of period	$4,570	$2,907
Provision for loan losses	4,938	4,428
Charge-offs, net	(5,928)	(4,764)
Short-term balance, end of period	$3,580	$2,571

Medium-term balance, beginning of period	$248	$192
Provision for loan losses	79	59
Charge-offs, net	(139)	(131)
Medium-term balance, end of period	$188	$120

Total balance, beginning of period	$4,818	$3,099
Provision for loan losses	5,017	4,487
Charge-offs, net	(6,067)	(4,895)
Total balance, end of period	$3,768	$2,691

Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $29,575 and $36,967 at March 31, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement.  The total gross finance receivables consist of $28,646 and $35,801 in short-term and $929 and $1,166 in medium-term loans at March 31, 2018 and December 31,2017, respectively. The provision for third party lender losses of $5,017 for the three months ending March 31, 2018 is net of debt sales of $210. The provision for third party lender losses of $4,487 for the three months ending March 31, 2017 is net of debt sales of $181, respectively.

The Company was required to purchase $16,840 and $11,568 of short-term loans and $199 and $204 of medium-term loans as part of the CSO Program during the three months ended March 31, 2018 and 2017, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $11,279 and $7,146 of short-term and $59 and $73 of medium-term collections on these loans    during the three months ended March 31, 2018 and 2017, respectively.

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

The aging of receivables at March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
Current finance receivables	$81,847	92.0%	$101,102	89.2%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,280	1.4%	2,046	1.8%
Medium-term consumer loans	2,575	2.9%	6,502	5.7%
Total past due finance receivables (1 - 30 days)	3,855	4.3%	8,548	7.5%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,588	2.9%	3,130	2.8%
Total past due finance receivables (31 - 60 days)	2,588	2.9%	3,130	2.8%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	685	0.8%	588	0.5%
Total past due finance receivables (61 - 90 days)	685	0.8%	588	0.5%
Total delinquent	7,128	8.0%	12,266	10.8%
	$88,975	100.0%	$113,368	100.0%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the three months ended March  31, 2018.

Note 4. Other Intangible Assets

Intangible amortization expense for the three months ended March  31, 2018, and 2017 was $123 and $124, respectively. There were no additional significant changes to other intangible assets during the three months ended March  31, 2018.

Note 5. Pledged Assets and Debt

Lines of credit at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$47,000 Revolving credit, secured, interest rate as defined below, due April 2019, collateralized by all Guarantor Company assets	$47,000	$4,201	$42,799	$47,000	$1,871	$45,129
	47,000	4,201	42,799	47,000	1,871	45,129
Less current maturities	—	—	—	—	—	—
Long-term portion	$47,000	$4,201	$42,799	$47,000	$1,871	$45,129

The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 2.31% and 1.69% at March 31, 2018 and December 31, 2017, respectively, and the prime rate was 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively.

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

Senior secured notes payable at March 31, 2018, and December 31, 2017, consisted of the following:

	March 31, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2019	$237,290	$1,222	$236,068	$237,290	$1,504	$235,786
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	143	12,357	12,500	160	12,340
	249,790	1,365	248,425	249,790	1,664	248,126
Less current maturities	—	—	—	—	—	—
Long-term portion	$249,790	$1,365	$248,425	$249,790	$1,664	$248,126

Subsidiary notes payable at March 31, 2018, and December 31, 2017, consisted of the following:

	March 31, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$60,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2019	$60,000	$2,191	$57,809	$60,000	$744	$59,256
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	867	4	863	882	5	877
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,061	13	1,048	1,076	14	1,062
	61,928	2,208	59,720	61,958	763	61,195
Less current maturities	121	1	120	119	1	118
Long-term portion	$61,807	$2,207	$59,600	$61,839	$762	$61,077

On March 30, 2018, the $60,000 Note was further amended to extend the maturity date to April 4, 2019. The amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting and a monthly consolidated EBITDA test.

Liquidity and Need for Additional Capital

The Company’s cash balance of $89,694 as of March 31, 2018, plus cash from operating activities, is expected to be sufficient to fund the Company’s operations through the first quarter of 2019. However, $237,290 of senior notes, $47,000 of revolving credit facility debt, and $60,000 in subsidiary notes are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness as it becomes due and the Company will need to restructure or refinance this indebtedness and there can be no assurances as to the ability of the Company to conclude such a restructuring or refinancing. These factors raise substantial doubt regarding the Company’s ability to meet its obligations and continue as a going concern for the period which extends one-year from the issuance of these financial statements.

While the Company is currently engaged in negotiations with its largest bondholders, the success of such negotiations cannot be assured.  Any inability to reach an agreement with existing debt holders, secure sufficient refinancing sources for our pending debt maturities and/or our inability to continue as a going concern could have a significant and material adverse effect on the Company, its operations and its investors and, in particular, could significantly impair recoveries by our investors under our existing indebtedness.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations.  See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on how these contingences could negatively impact the Company and its debt holders.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March  31, 2018, and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts payable	$3,477	$5,465
Accrued payroll and compensated absences	6,316	7,718
Wire transfers payable	1,502	2,238
Accrual for third-party losses	3,768	4,818
Unearned CSO Fees	6,620	8,029
Deferred rent	791	867
Bill payment service liability	2,036	2,604
Lease termination	1,727	1,978
Other	5,566	5,849
	$31,803	$39,566

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,660 and $7,034 for the three months ended March  31, 2018, and 2017, respectively.

The Company closed its Utah facility during the three months ended March 31, 2017, resulting in lease termination expense of $1,762 which is disclosed on the consolidated statement of operations

There were no additional significant changes to operating and capital lease commitments during the three months ended March 31, 2018.

Note 8. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty three states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at March 31, 2018, and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$10,001	11.2%	$12,808	11.3%
Arizona	9,935	11.2	11,994	10.6
California	31,290	35.2	39,835	35.1
Mississippi	5,864	6.6	7,409	6.5
Virginia	10,152	11.4	12,018	10.6
Other retail segment states	14,685	16.5	19,696	17.4
Other internet segment states	7,048	7.9	9,608	8.5
Total	$88,975	100.0%	$113,368	100.0%

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

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $29,575 and $36,967 at March 31, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables consist of $28,646 and $35,801 in short-term and $929 and $1,166 in medium-term loans at March 31, 2018, and December 31, 2017, respectively.

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

Note 10. Stock Based Compensation

During the three months ended March 31, 2018, the Company issued 76,559 options with a per share exercise price of $1.00 with the options vesting on specific dates defined in the award agreements.

The following weighted average assumptions were used by the Company for awards granted during the three months ended March 31, 2018:

2018
Risk‑free interest rate	1.76%
Dividend yield	0.00%
Expected volatility	150.00%
Expected term (years)	1.00
Weighted average fair value of options granted	$—

Stock-based compensation costs for the three months ended March 31, 2018, and 2017 were $8 and $32, respectively. As of March 31, 2018, and December 31, 2017, unrecognized stock-based compensation costs to be recognized over future periods approximated $58 and $66, respectively. At March 31, 2018, the remaining unrecognized compensation expense was $58 for certain awards that vest over the requisite service period. The remaining compensation expense of $58 is expected to be recognized over a weighted-average period of 1.8 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $2 and $9 for the three months ended March 31, 2018, and 2017, respectively.

Stock option activity for the three months ended March 31, 2018, is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2017	1,332,632	$2.25	8.5	N/A
Granted	76,559	1.00	8.3	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at March 31, 2018	1,409,191	$2.18	8.3	N/A
Exercisable at March 31, 2018	1,277,737	$2.25	8.2	$—
Vested or expected to vest at March 31, 2018	1,409,191	$2.18	8.3	$—

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended March 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,505		$37,511			$204,016
Other Intangible Assets	336		466			802
Total Revenues	$72,797	100.0%	$14,854	100.0%		$87,651	100.0%
Provision for Loan Losses	15,620	21.4%	7,015	47.2%		22,635	25.8%
Other Operating Expenses	36,291	49.9%	1,540	10.4%		37,831	43.2%
Operating Gross Profit	20,886	28.7%	6,299	42.4%		27,185	31.0%
Interest Expense, net	9,479	13.0%	2,699	18.2%		12,178	13.9%
Depreciation and Amortization	1,000	1.4%	93	0.6%		1,093	1.3%
Other Corporate Expenses (a)	—	—	—	—	17,602	17,602	20.1%
Income (Loss) from Continuing Operations, before tax	10,407	14.3%	3,507	23.6%	(17,602)	(3,688)	(4.2)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the three months ended March 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$309,595		$57,106			$366,701
Goodwill	113,256		—			113,256
Other Intangible Assets	488		800			1,288
Total Revenues	$68,691	100.0%	$16,661	100.0%		$85,352	100.0%
Provision for Loan Losses	12,058	17.6%	7,482	44.9%		19,540	22.9%
Other Operating Expenses	38,207	55.6%	1,009	6.1%		39,216	45.9%
Operating Gross Profit	18,426	26.8%	8,170	49.0%		26,596	31.2%
Interest Expense, net	7,366	10.7%	4,005	24.0%		11,371	13.3%
Depreciation and Amortization	1,129	1.6%	180	1.1%		1,309	1.5%
Lease termination Expenses	—	—%	1,762	10.6%		1,762	2.1%
Other Corporate Expenses (a)	—	—	—	—	20,186	20,186	23.7%
Income (loss) from Continuing Operations, before tax	9,931	14.5%	2,223	13.3%	(20,186)	(8,032)	(9.4)%

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and the U.S. statutory rate is primarily due to non-deductible expenses, state taxes, and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at March  31, 2018, and December 31, 2017.

At March  31, 2018, the Company had gross deferred tax assets of $72,877 and a valuation allowance of $72,877. At December 31, 2017, the Company had gross deferred tax assets of $71,896 and a valuation allowance of $71,896. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of March 31, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $29,575 and $36,967, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consist of $28,646 and $35,801 in short-term and $929 and $1,166 in installment loans at March 31, 2018, and December 31, 2017, respectively. The accrual for third party lender losses related to these obligations totaled $3,768 and $4,818 as of March  31, 2018, and December 31, 2017, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $4,610. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 15. Supplemental Condensed Consolidating Guarantor and Non‑Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of March 31, 2018, and December 31, 2017, and for the three months ended March 31, 2018, and 2017, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. As of March 31, 2018, the non-guarantor subsidiaries are CCFI Funding LLC and CCFI Funding II LLC. During or prior to the first quarter of 2017, the following non-guarantor subsidiaries were dissolved; Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC,

and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The UK,

Canada, and Australia entities, and their subsidiaries. The Florida II non-guarantor subsidiary was sold on February 1,

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

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets (unaudited)

March 31, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$63,751	$21,523	$—	$85,274
Restricted cash	—	4,420	—	—	4,420
Finance receivables, net	—	20,859	47,427	—	68,286
Card related pre-funding and receivables	—	841	—	—	841
Other current assets	—	22,161	9,655	(18,294)	13,522
Total current assets	—	112,032	78,605	(18,294)	172,343
Noncurrent Assets
Investment in Subsidiaries	365,365	—	—	(365,365)	—
Finance receivables, net	—	3,626	—	—	3,626
Property, leasehold improvements and equipment, net	—	24,816	—	—	24,816
Other intangible assets	—	802	—	—	802
Security deposits	—	2,429	—	—	2,429
Total assets	$365,365	$143,705	$78,605	$(383,659)	$204,016
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$25,761	$14,251	$(8,209)	$31,803
Money orders payable	—	8,024	—	—	8,024
Accrued interest	11,937	5	4,232	(4,232)	11,942
Current portion of capital lease obligation	—	160	—	—	160
Current portion of subsidiary note payable	—	120	—	—	120
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	11,937	36,605	24,336	(18,294)	54,584
Noncurrent Liabilities
Lease termination payable	—	569	—	—	569
Lines of credit	42,799	—	—	—	42,799
Subsidiary note payable	—	1,791	57,809	—	59,600
Senior secured notes	248,425	—	—	—	248,425
Deferred revenue	—	6,887	—	—	6,887
Total liabilities	303,161	45,852	82,145	(18,294)	412,864
Stockholders' Equity (Deficit)	62,204	97,853	(3,540)	(365,365)	(208,848)
Total liabilities and stockholders' equity	$365,365	$143,705	$78,605	$(383,659)	$204,016

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$57,526	$9,101	$—	$66,627
Restricted cash	—	4,585	—	—	4,585
Finance receivables, net	—	47,221	42,486	—	89,707
Card related pre-funding and receivables	—	1,062	—	—	1,062
Other current assets	—	39,604	17,951	(42,284)	15,271
Total current assets	—	149,998	69,538	(42,284)	177,252
Noncurrent Assets
Investment in Subsidiaries	360,599	—	—	(360,599)	—
Finance receivables, net	—	4,632	—	—	4,632
Property, leasehold improvements and equipment, net	—	26,848	—	—	26,848
Other intangible assets	—	924	—	—	924
Security deposits	—	2,750	—	—	2,750
Total assets	$360,599	$185,152	$69,538	$(402,883)	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$57,696	$14,364	$(32,494)	$39,566
Money orders payable	—	7,169	—	—	7,169
Accrued interest	5,140	5	3,937	(3,937)	5,145
Current portion of capital lease obligation	—	371	—	—	371
Current portion of subsidiary note payable	—	118	—	—	118
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	5,140	67,894	24,154	(42,284)	54,904
Noncurrent Liabilities
Lease termination payable	—	818	—	—	818
Lines of credit	45,129	—	—	—	45,129
Subsidiary note payable	—	1,821	59,256	—	61,077
Senior secured notes	248,126	—	—	—	248,126
Deferred Revenue	—	7,520	—	—	7,520
Total liabilities	298,395	78,053	83,410	(42,284)	417,574
Stockholders' Equity (Deficit)	62,204	107,099	(13,872)	(360,599)	(205,168)
Total liabilities and stockholders' equity	$360,599	$185,152	$69,538	$(402,883)	$212,406

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March 31, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$22,863	$28,069	$—	$50,932
Credit service fees	—	19,196	—	—	19,196
Check cashing fees	—	11,692	—	—	11,692
Card fees	—	1,948	—	—	1,948
Other	—	3,885	293	(295)	3,883
Total revenues	—	59,584	28,362	(295)	87,651

Operating expenses:
Salaries	—	17,132	—	—	17,132
Provision for loan losses	—	9,205	13,430	—	22,635
Occupancy	—	6,343	—	—	6,343
Advertising and marketing	—	1,011	—	—	1,011
Lease termination costs	—	97	—	—	97
Depreciation and amortization	—	2,223	—	—	2,223
Other	—	11,025	—	—	11,025
Total operating expenses	—	47,036	13,430	—	60,466
Operating gross profit	—	12,548	14,932	(295)	27,185

Corporate expenses	—	17,490	112	—	17,602
Intercompany management fee	—	(1,385)	1,385	—	—
Depreciation and amortization	—	1,093	—	—	1,093
Interest expense, net	9,367	124	2,982	(295)	12,178
Interest expense allocation	(9,367)	9,367	—	—	—
Total corporate and other expenses	—	26,689	4,479	(295)	30,873
Income (loss) before income taxes	—	(14,141)	10,453	—	(3,688)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$—	$(14,141)	$10,453	$—	$(3,688)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Three Months Ended March 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$39,830	$9,221	$—	$49,051
Credit service fees	—	18,139	—	—	18,139
Check cashing fees	—	12,126	—	—	12,126
Card fees	—	2,007	—	—	2,007
Dividend	—	3,000	—	(3,000)	—
Other	—	4,275	49	(295)	4,029
Total revenues	—	79,377	9,270	(3,295)	85,352

Operating expenses:
Salaries	—	17,273	—	—	17,273
Provision for loan losses	—	16,458	3,082	—	19,540
Occupancy	—	6,629	—	—	6,629
Advertising and marketing	—	814	—	—	814
Lease termination costs	—	47	—	—	47
Depreciation and amortization	—	2,538	—	—	2,538
Other	—	11,914	1	—	11,915
Total operating expenses	—	55,673	3,083	—	58,756
Operating gross profit	—	23,704	6,187	(3,295)	26,596

Corporate expenses	—	20,095	91	—	20,186
Intercompany management fee	—	(427)	427	—	—
Lease termination	—	1,762	—	—	1,762
Depreciation and amortization	—	1,309	—	—	1,309
Interest expense, net	9,023	195	2,448	(295)	11,371
Interest expense allocation	(9,023)	9,023	—	—	—
Total corporate and other expenses	—	31,957	2,966	(295)	34,628
Income (loss) before income taxes	—	(8,253)	3,221	(3,000)	(8,032)
Provision for (benefit from) income taxes	—	342	(134)	125	333
Net income (loss)	$—	$(8,595)	$3,355	$(3,125)	$(8,365)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$2,762	$(10,588)	$32,415	$24,589
Cash flows from investing activities
Net receivables repaid (originated)	—	18,163	(18,371)	(208)
Purchase of leasehold improvements and equipment	—	(1,274)	—	(1,274)
Net cash provided by (used in) investing activities	—	16,889	(18,371)	(1,482)
Cash flows from financing activities
Payments on subsidiary note	—	(30)	—	(30)
Payments on capital lease obligations	—	(211)	—	(211)
Debt issuance costs	(2,762)	—	(1,622)	(4,384)
Net cash used in financing activities	(2,762)	(241)	(1,622)	(4,625)
Net increase in cash and cash equivalents and restricted cash	—	6,060	12,422	18,482
Cash and cash equivalents and restricted cash:
Beginning	—	62,111	9,101	71,212
Ending	$—	$68,171	$21,523	$89,694

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$—	$16,121	$6,079	$22,200
Cash flows from investing activities
Net receivables repaid (originated)	—	(5,830)	3,109	(2,721)
Purchase of leasehold improvements and equipment	—	(1,001)	—	(1,001)
Net cash provided by (used in) investing activities	—	(6,831)	3,109	(3,722)
Cash flows from financing activities
Payments on subsidiary note	—	(29)	—	(29)
Payments on capital lease obligations, net	—	(248)	—	(248)
Payments on lines of credit	—	(2,250)	—	(2,250)
Net cash used in financing activities	—	(2,527)	—	(2,527)
Net increase in cash and cash equivalents and restricted cash	—	6,763	9,188	15,951
Cash and cash equivalents and restricted cash:
Beginning	—	74,792	34,556	109,348
Ending	$—	$81,555	$43,744	$125,299

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of Community Choice Financial Inc’s financial condition and results of operations. References to “CCFI,” “the company,” “us,” “we,” “our,” and ours” refer to Community Choice Financial Inc, together with its subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “Factors Affecting Our Results of Operations— Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of March  31, 2018, we operated 484 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 30 states.

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

Factors Affecting Our Results of Operations

Closure of Utah Facility

In February 2017, the Company closed the Utah office that was acquired in 2012 when we purchased Direct Financial Solutions, our internet business. All call center operations were fully integrated into the Company’s primary headquarters in Dublin, Ohio at that time. During the three months ended March  31, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets associated with this consolidation.

Retail Platform

During the three months ended March  31, 2018, the Company closed five retail locations.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2017, and the three months ended March  31, 2018.

		Three Months
	Year Ended	Ended
	December 31,	March 31,
	2017	2018
# of Locations
Beginning of Period	518	489
Opened (a)	47	—
Closed	76	5
End of Period	489	484

Number of states licensed for our internet operations	30	30

(a) Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our physical locations as of December 31, 2017, and March 31, 2018:

	December 31,	March 31,
	2017	2018
Alabama	39	39
Arizona	31	31
California	160	157
Florida	15	15
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	51	50
Ohio	91	91
Oregon	2	2
Tennessee	24	23
Virginia	26	26
	489	484

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

Changes in Legislation & Regulation

As previously disclosed in the Company’s Annual Report on Form 10-K, the CFPB Rule remains subject to potential override by congressional disapproval pursuant to the Congressional Review Act and a resolution to override the CFPB Rule was filed in the United States Senate on March 23, 2018, and remains pending. Further, the CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association of America and Consumer Service Alliance of Texas on April 9, 2018, filed in the U.S. District Court for the Western District of Texas, Austin Division.  It is possible that the CFPB Rule will also be subject to legal challenge by other trade groups or other private parties.

On April 18, 2018, Ohio House Bill 123 (“HB 123”), passed out of the House of Representative’s Government Accountability and Oversight Committee.  It has not yet, however, come before the full house for a vote.  HB 123 amends the General Loan Law and Small Loan Law, under which one of the Company’s Ohio’s subsidiaries is licensed, to prohibit loans with a term of fewer than 180-days.  HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary currently operating in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than $5,000.00, with a term fewer than 180-days, and that has an annual percentage rate greater than 28%.  Whether HB 123 will ultimately pass both the House of Representatives and the Senate is unknown.

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

Critical Accounting Policies

Consistent with accounting principles generally accepted in the United States of America, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions  are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, stock based compensation, and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.5% and 14.0% of short-term consumer loans at December 31, 2017, and March  31, 2018, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 12.6% and 14.0% of medium-term consumer loans at December 31, 2017, and March  31, 2018, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2017, and March  31, 2018, were $94.3 million and $71.9 million, respectively. The allowance for loan losses as of December 31, 2017, and March  31, 2018, were $16.3 million and $14.8 million, respectively. At December 31, 2017, and March  31, 2018, the allowance for loan losses was 14.8% and 17.1%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2017, and March  31, 2018, are as follows (in thousands):

	December 31,	March 31,
	2017	2018
Finance Receivables, net of unearned advance fees	$110,666	$86,715
Less: Allowance for loan losses	16,327	14,803
Finance Receivables, Net	$94,339	$71,912

The total changes to the allowance for loan losses for the three months ended March  31, 2017 and 2018, were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2018
Allowance for loan losses
Beginning of Period	$16,219	$16,327
Provisions for loan losses	13,654	16,556
Charge-offs, net	(16,864)	(18,080)
End of Period	$13,009	$14,803
Allowance as a percentage of finance receivables, net of unearned advance fees	14.4%	17.1%

The provision for loan losses for the three months ended March 31, 2017, and 2018 includes losses from returned items from check cashing of $1.4 million and $1.1 million, respectively, and third party lender losses of $4.5 million and $5.0 million, respectively.

In some instances the Company guarantees loans with third-party lenders. As of December 31, 2017, and March 31, 2018, the outstanding amount of active consumer loans were $37.0 million and $29.6 million, respectively, consisting of $35.8 million and $28.6 million in short-term, and $1.2 million and $1.0 million in installment loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.8 million and $3.8 million as of December 31, 2017, and March 31, 2018, respectively.

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

As of December 31, 2017, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $71.9 million of net deferred tax assets would not be realized in the foreseeable future. Based on a  pre-tax loss of $3.7 million for the three months ended March 31, 2018, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the consolidated financial statements, we had two non-guarantor subsidiaries as of March 31, 2018. Certain information with respect to our Non-guarantor Subsidiaries is set out in the table below.

	Three Months Ended
	March 31,
	2017	2018
Statement of Operations Data:
Total revenues	$9,270	$28,362
Total operating expenses	3,083	13,430
Income before income taxes	3,221	10,453
Balance Sheet Data:
Total assets	$56,029	$78,605
Total liabilities	55,897	82,145

As of March 31, 2018, of the entities classified as “Non-Guarantor Subsidiaries,” CCFI Funding, and CCFI  Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing our senior notes. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. The remainder of the entities included under “Non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing our senior secured notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended March  31, 2018, Compared to the Three Months Ended March  31, 2017

The following table sets forth key operating data for the three months ended March 31, 2017, and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Total Revenues	$85,352	$87,651	$2,299	2.7%	100.0%	100.0%
Operating Expenses
Salaries	17,273	17,132	(141)	(0.8%)	20.1%	19.5%
Provision for losses	19,540	22,635	3,095	15.8%	22.9%	25.8%
Occupancy	6,629	6,343	(286)	(4.3%)	7.7%	7.2%
Advertising and marketing	814	1,011	197	24.2%	1.0%	1.2%
Lease termination	47	97	50	106.4%	0.1%	0.1%
Depreciation and amortization	2,538	2,223	(315)	(12.4%)	3.0%	2.5%
Other operating expenses	11,915	11,025	(890)	(7.5%)	14.0%	12.6%
Total Operating Expenses	58,756	60,466	1,710	2.9%	68.8%	69.0%
Income from Operations	26,596	27,185	589	2.2%	31.2%	31.0%
Corporate and other expenses
Corporate expenses	20,024	17,452	(2,572)	(12.8%)	23.5%	19.9%
Lease termination	1,762	—	(1,762)	(100.0%)	2.1%	—
Depreciation and amortization	1,309	1,093	(216)	(16.5%)	1.6%	1.1%
Interest expense, net	11,371	12,178	807	7.1%	13.3%	13.9%
Income tax expense	333	—	(333)	(100.0%)	0.3%	0.0%
Total corporate and other expenses	34,799	30,723	(4,076)	(11.7%)	40.8%	35.1%
Net loss before advisory fee	(8,203)	(3,538)	4,665	(56.9%)	(9.6%)	(4.0%)
Sponsor advisory fee	162	150	(12)	(7.4%)	0.2%	0.2%
Net loss	$(8,365)	$(3,688)	$4,677	(55.9%)	(9.8%)	(4.2%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended March  31, 2017, and 2018:

	Three Months Ended March 31,
	2017	2018
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$235,263	$258,217
Number of loan transactions (in thousands)	632	707
Average new loan size	$372	$365
Average fee per new loan	$49.16	$48.49
Loan loss provision	$6,433	$8,159
Loan loss provision as a percentage of loan volume	2.7%	3.2%
Secured loans as percentage of total at March 31st	17.4%	14.0%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$41,185	$36,860
Number of loans outstanding	36,819	34,486
Average balance outstanding	$1,119	$1,069
Weighted average monthly percentage rate	16.5%	16.6%
Allowance as a percentage of finance receivables	27.1%	33.9%
Loan loss provision	$7,221	$8,397
Secured loans as percentage of total at March 31st	10.1%	14.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$465,856	$454,573
Number of checks cashed (in thousands)	815	750
Face amount of average check	$572	$606
Average fee per check	$14.88	$15.59
Returned check expense	$1,399	$1,062
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%

Revenue

	Three Months Ended March 31,
	2017	2018	Decrease		2017	2018
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$31,058	$34,265	$3,207	10.3%	36.4%	39.1%
Medium-term Consumer Loan Fees and Interest	17,993	16,667	(1,326)	(7.4%)	21.1%	19.0%
Credit Service Fees	18,139	19,196	1,057	5.8%	21.3%	21.9%
Check Cashing Fees	12,126	11,692	(434)	(3.6%)	14.2%	13.3%
Prepaid Debit Card Services	2,007	1,948	(59)	(2.9%)	2.4%	2.2%
Other Income	4,029	3,883	(146)	(3.6%)	4.6%	4.5%
Total Revenue	$85,352	$87,651	$2,299	2.7%	100.0%	100.0%

Total revenue for the three months ended March 31, 2018, increased $2.3 million, or 2.7%, as compared to the same period in the prior year.  The increases in short-term consumer loan fees and credit service fees are in-line with the Company’s continuing strategy of growing its portfolios and increasing revenue.

Revenue from short-term consumer loan fees and interest for the three months ended March  31, 2018,  increased $3.2 million, or 10.3%, and increased as a percentage of total revenue from 36.4% to 39.1% compared to the same period in 2017.  The increase in short-term consumer loan revenue is primarily due to the Company’s focus on growing its short-term consumer loan portfolios.

Revenue from medium-term consumer loans for the three months ended March  31, 2018, decreased $1.3 million, or 7.4%, compared to the same period in 2017. However, medium-term consumer loan revenue for the Retail financial services segment increased by $1.3 million, or 15.1%, for the three months ended March 31, 2018 as compared to the prior year period.

Revenue from credit service fees for the three months ended March  31, 2018,  increased $1.1 million, or 5.8%, compared to the same period in 2017, primarily the result of the Company growing its CSO portfolios in certain markets.

Operating Expenses

	Three Months Ended March 31,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Salaries	$17,273	$17,132	$(141)	(0.8%)	20.1%	19.5%
Provision for Loan Losses	19,540	22,635	3,095	15.8%	22.9%	25.8%
Occupancy	6,629	6,343	(286)	(4.3%)	7.7%	7.2%
Depreciation & Amortization	2,538	2,223	(315)	(12.4%)	3.0%	2.5%
Lease Termination Costs	47	97	50	106.4%	0.1%	0.1%
Advertising & Marketing	814	1,011	197	24.2%	1.0%	1.2%
Bank Charges	1,863	1,847	(16)	(0.9%)	2.2%	2.1%
Store Supplies	483	394	(89)	(18.4%)	0.6%	0.4%
Collection Expenses	509	633	124	24.4%	0.6%	0.7%
Telecommunications	2,251	1,384	(867)	(38.5%)	2.6%	1.6%
Security	436	645	209	47.9%	0.5%	0.7%
License & Other Taxes	361	360	(1)	(0.3%)	0.4%	0.4%
Loss on Asset Disposal	113	111	(2)	(1.8%)	0.1%	0.1%
Verification Processes	567	965	398	70.2%	0.7%	1.1%
Other Operating Expenses	5,332	4,686	(646)	(12.1%)	6.2%	5.3%
Total Operating Expenses	58,756	60,466	1,710	2.9%	68.8%	69.0%
Income from Operations	$26,596	$27,185	$589	2.2%	31.2%	31.0%

Total operating expenses increased $1.7 million, or 2.9%, for the three months ended March  31, 2018, as compared to the same period in the prior year, primarily due to the increased provision related to growing loan portfolios, partially offset by the decrease in telecommunications and other operating expenses.

Salaries and occupancy expenses both decreased for the three months ended March 31, 2018, as compared to the prior period, primarily due to the consolidation of underperforming retail locations.

The provision for loan losses increased $3.1 million, or 15.8%, for the three months ended March  31, 2018, as compared to the same period in the prior year primarily related to growing loan portfolios in the Retail financial services segment. On the other hand, the provision for loan losses as a percentage of revenue for the current quarter was less than the comparable percentages for each of the preceding two fiscal quarters, for both short-term and medium-term consumer loans.

Telecommunications costs decreased by $0.9 million, or 38.5%, for the three months ended March  31, 2018, as compared to the prior period, primarily by implementing less expensive service providers.

Other operating expenses decreased by $0.6 million, or 12.1%, for the three months ended March  31, 2018, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Three Months Ended March 31,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Corporate Expenses	$20,024	$17,452	$(2,572)	(12.8%)	23.5%	19.9%
Depreciation & Amortization	1,309	1,093	(216)	(16.5%)	1.6%	1.2%
Sponsor Advisory Fee	162	150	(12)	(7.4%)	0.2%	0.2%
Interest expense, net	11,371	12,178	807	7.1%	13.3%	13.9%
Lease termination	1,762	—	(1,762)	(100.0%)	2.1%	—
Income tax expense (benefit)	333	—	(333)	(100.0%)	0.3%	—
Total Corporate and Other Expenses	$34,961	$30,873	$(4,088)	(11.7%)	41.0%	35.2%

The decrease in corporate expenses from $20.0 million to $17.5 million, for the three months ended March 31, 2018, as compared to the prior year’s period, or a decrease of 12.8%, is primarily the result of compensation and headcount reductions.

Lease termination in the prior period is the result of closing the Company’s Utah facility.

There is no income tax expense in the current period due to the current net loss and the full impairment of goodwill taken in the fourth quarter of 2017.

Business Segment Results of Operations for the Three Months Ended March  31, 2018, and March 31, 2017

The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,505		$37,511			$204,016
Other Intangible Assets	336		466			802
Total Revenues	$72,797	100.0%	$14,854	100.0%		$87,651	100.0%
Provision for Loan Losses	15,620	21.4%	7,015	47.2%		22,635	25.8%
Other Operating Expenses	36,291	49.9%	1,540	10.4%		37,831	43.2%
Operating Gross Profit	20,886	28.7%	6,299	42.4%		27,185	31.0%
Interest Expense, net	9,479	13.0%	2,699	18.2%		12,178	13.9%
Depreciation and Amortization	1,000	1.4%	93	0.6%		1,093	1.3%
Other Corporate Expenses (a)	—	—	—	—	17,602	17,602	20.1%
Income (Loss) from Continuing Operations, before tax	10,407	14.3%	3,507	23.6%	(17,602)	(3,688)	(4.2)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the three months ended March 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$309,595		$57,106			$366,701
Goodwill	113,256		—			113,256
Other Intangible Assets	488		800			1,288
Total Revenues	$68,691	100.0%	$16,661	100.0%		$85,352	100.0%
Provision for Loan Losses	12,058	17.6%	7,482	44.9%		19,540	22.9%
Other Operating Expenses	38,207	55.6%	1,009	6.1%		39,216	45.9%
Operating Gross Profit	18,426	26.8%	8,170	49.0%		26,596	31.2%
Interest Expense, net	7,366	10.7%	4,005	24.0%		11,371	13.3%
Depreciation and Amortization	1,129	1.6%	180	1.1%		1,309	1.5%
Lease termination Expenses	—	—%	1,762	10.6%		1,762	2.1%
Other Corporate Expenses (a)	—	—	—	—	20,186	20,186	23.7%
Income (loss) from Continuing Operations, before tax	9,931	14.5%	2,223	13.3%	(20,186)	(8,032)	(9.4)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 83.1%, or $72.8 million, of consolidated revenues for the three months ended March  31, 2018, which was an increase of $4.1 million, or 6.0%, over the prior period. Retail financial services operating gross profit as a percentage of revenue increased to 28.7% from 26.8% for the three months ended March 31, 2018 as compared to the prior period.

Internet Financial Services

For the three months ended March  31, 2018, total revenues contributed by our Internet financial services segment was $14.9 million, a decrease of $1.8 million, or 10.8%, over the prior year comparable period due to medium-term portfolios decreasing throughout the prior year.

Liquidity and Need for Additional Capital

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities and subsidiary notes. The Company’s cash balance of $89.7 million as of March 31, 2018, plus cash from operating activities, is expected to be sufficient to fund the Company’s operations through the first quarter of 2019. However, $237.3 million of senior notes, $47.0 million of revolving credit facility debt, and $60.0 million in subsidiary notes are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness as it becomes due and the Company will need to restructure or refinance this indebtedness and there can be no assurances as to the ability of the Company to conclude such a restructuring or refinancing. These factors raise substantial doubt regarding the Company’s ability to meet its obligations and continue as a going concern for the period which extends one-year from the issuance of these financial statements. Beyond that twelve-month period, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control.

While the Company is currently engaged in negotiations with its largest bondholders, the success of such negotiations cannot be assured.  Any inability to reach an agreement with existing debt holders, secure sufficient refinancing sources for our pending debt maturities and/or our inability to continue as a going concern could have a significant and material adverse effect on the Company, its operations and its investors and, in particular, could significantly impair recoveries by our investors under our existing indebtedness.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations.  See Item 1A “Risk Factors” in our Annual

Report on Form 10-K for the year ended December 31, 2017 for more information on how these contingences could negatively impact the Company and its debt holders.

Three Month Cash Flow Analysis

The table below summarizes our cash flows for the three months ended March  31, 2017, and 2018.

	Three Months Ending March 31,
(in thousands)	2017	2018
Net Cash Provided by Operating Activities	$22,200	$24,589
Net Cash Used in Investing Activities	(3,722)	(1,482)
Net Cash Used in Financing Activities	(2,527)	(4,625)
Net Increase in Cash and Cash Equivalents and Restricted Cash	$15,951	$18,482

Cash Flows from Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2018 and 2017, were $24.6 million and $22.2 million, respectively. Net income, net of the non-cash impact of the provision for loan losses was $18.9 million and $11.2 million for the three months ended March 31, 2018 and 2017, respectively.

Cash Flows from Investing Activities.    Net cash used in investing activities during 2018 was $1.5 million.  The primary use of cash was $1.3 million in purchases of leasehold improvements and equipment.  Net cash used in investing activities during 2017 was $3.7 million. The primary uses of cash were $2.7 million in loan originations and $1.0 million in purchases of leasehold improvements and equipment.

Cash Flows from Financing Activities.    Net cash used in financing activities during 2018 was $4.6 million.  The primary use of cash was $4.4 million in debt issuance costs.  Net cash used in financing activities during 2017 was $2.5 million. The primary use of cash was $2.3 million in payments on a line of credit.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies. The agreement governing our $47.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies, in each case to the same extent as the indentures governing our notes. We were in compliance with these covenants as of March 31, 2018.

On March 30, 2018, the Company amended its revolving credit facility with Victory Park Management, LLC, as administrative agent, and certain of its affiliates as lenders, which we refer to collectively as VPC, to extend the maturity date to April 4, 2019. The amendment added covenants addressing daily minimum liquidity and asset coverage tests, weekly operational reporting requirements and monthly EBITDA and borrowing base coverage tests. Additionally, the Company is required to use commercially reasonable efforts to obtain reasonably satisfactory modification of the 2019 and 2020 Notes.

The non-guarantor and unrestricted subsidiaries, created to acquire loans from the retail and internet portfolios, amended its $60.0 million note on March 30, 2018 to extend the maturity date to April 4, 2019. The amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.

Capital Expenditures

During the three months ended March 31, 2018, the Company spent $1.3 million on capital expenditures and $1.0 million during the comparable period in the prior year. The increase is primarily in our Mississippi market due to new stores added during the prior year.

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

Contractual Obligations and Commitments

On December 20, 2013, and June 19, 2014, the Company created non-guarantor subsidiaries in order to acquire loans from the retail and internet portfolios. The non-guarantor subsidiaries funding were the proceeds from $40.0 million and $7.3 million installment notes, which were used to acquire loans from guarantor subsidiaries. On April 25, 2017, the Company’s non-guarantor and unrestricted subsidiary, CCFI Funding II, LLC and Ivy Funding Nine, LLC, amended and restated its existing $40.0 million note to increase the borrowing capacity up to $60.0 million. The $60.0 million note has a maturity date of January 2019 and an interest rate of 16.75% and a monthly administrative fee of 0.75% on the outstanding principal balance of the note. The note also has a cross-default to the Company’s revolving credit facility, dividend restrictions, borrowing base testing, and a cash flow coverage test. In addition, the note contains make-whole provisions in the event of a prepayment. The proceeds from the amended note were used to acquire loans from guarantor subsidiaries. In connection with the amendment, the other non-guarantor and unrestricted subsidiary’s $7.3 million note was satisfied in full.

On March 30, 2018, the April 25, 2017, note was further amended to extend the maturity date to April 4, 2019. The amendment increased the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. The amendment allows for additional short-term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.2 million at March 31, 2018 and our share of the note was $0.9 million.

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

Loan Portfolio

As of March  31, 2018, we were licensed to offer loans in 33 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of March  31, 2018, and December 31, 2017, our total finance receivables net of unearned advance fees were approximately $86.7 million and $110.1 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company was $29.6 million and $37.0 million, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $3.8 million and $4.8 million as of March  31, 2018, and December 31, 2017, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March  31, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of March  31, 2018, we had $358.9 million of indebtedness, of which, $47.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

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

including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March  31, 2018.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March  31, 2018, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.41	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of January 1, 2018 between Community Choice Financial, Inc. and William E. Saunders*
10.42	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of January 1, 2018 between Community Choice Financial, Inc. and Kyle Hanson*
10.43	Option Award Agreement (2011 Management Equity Incentive Plan, as emended), dated as of January 1, 2018 between Community Choice Financial, Inc. and Michael Durbin*
10.44	Option Award Agreement (2011 Management Equity Incentive Plan, as amended), dated as of January 1, 2018 between Community Choice Financial, Inc. and Bridgette Roman*
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of March  31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the Three Months Ended March  31, 2018 (unaudited) and March  31, 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March  31, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the Three Months Ended March  31, 2018 (unaudited) and March  31, 2017 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

*	Indicates a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2018

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer