Form 10-Q
period 2018-06-30
Community Choice Financial Inc.
filed 2018-08-14
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There is no market for the registrant’s equity. As of June  30, 2018, there were 7,990,020 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2018

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$60,166	$66,627
Restricted cash	4,370	4,585
Finance receivables, net of allowance for loan losses of $12,563 and $13,517	74,056	89,707
Card related pre-funding and receivables	906	1,062
Other current assets	17,534	15,271
Total current assets	157,032	177,252
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $1,994 and $2,810	3,471	4,632
Property, leasehold improvements and equipment, net	23,339	26,848
Other intangible assets	485	924
Security deposits	2,153	2,750
Total assets	$186,480	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$33,197	$39,566
Money orders payable	8,114	7,169
Accrued interest	5,160	5,145
Current portion of capital lease obligation	49	371
Current portion of line of credit, net of deferred issuance costs of $4,360 and $-0-	42,640	—
Current portion of subsidiary notes payable, net of deferred issuance costs of $1,635 and $1	58,487	118
Current portion of senior secured notes, net of deferred issuance costs of $940 and $-0-	236,350	—
Deferred revenue	2,535	2,535
Total current liabilities	386,532	54,904
Noncurrent Liabilities
Lease termination payable	645	818
Line of credit, net of deferred issuance costs of $-0- and $1,871	—	45,129
Subsidiary notes payable, net of deferred issuance costs of $14 and $762	1,763	61,077
Senior secured notes, net of deferred issuance costs of $126 and $1,664	12,374	248,126
Deferred revenue	6,253	7,520
Total liabilities	407,567	417,574
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at June 30, 2018 and December 31, 2017	90	90
Additional paid-in capital	129,692	129,675
Retained deficit	(350,819)	(334,883)
Treasury stock	(50)	(50)
Total stockholders' deficit	(221,087)	(205,168)
Total liabilities and stockholders' equity	$186,480	$212,406

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Finance receivable fees	$46,310	$47,930	$97,242	$96,981
Credit service fees	17,491	15,146	36,687	33,285
Check cashing fees	11,562	11,779	23,254	23,905
Card fees	2,511	2,113	4,459	4,120
Other	3,451	4,200	7,334	8,229
Total revenues	81,325	81,168	168,976	166,520
Operating expenses:
Salaries	17,361	17,516	34,493	34,789
Provision for loan losses	22,823	23,859	45,458	43,399
Occupancy	6,229	6,602	12,572	13,231
Advertising and marketing	1,496	1,544	2,507	2,358
Lease termination	469	944	566	991
Depreciation and amortization	2,104	2,327	4,327	4,865
Other	10,984	12,351	22,009	24,266
Total operating expenses	61,466	65,143	121,932	123,899
Operating gross profit	19,859	16,025	47,044	42,621
Corporate and other expenses:
Corporate expenses	17,159	20,290	34,761	40,476
Lease termination	—	—	—	1,762
Depreciation and amortization	1,329	1,181	2,422	2,490
Interest expense, net	13,619	12,431	25,797	23,802
Total corporate and other expenses	32,107	33,902	62,980	68,530
Loss from continuing operations, before tax	(12,248)	(17,877)	(15,936)	(25,909)
Provision for income taxes	—	333	—	666
Net loss	$(12,248)	$(18,210)	$(15,936)	$(26,575)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six Months Ended June  30, 2018

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	17	—	17
Net loss	—	—	—	—	(15,936)	(15,936)
Balance, June 30, 2018	7,990,020	$90	$(50)	$129,692	$(350,819)	$(221,087)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,936)	$(26,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	45,458	43,399
Loss on disposal of assets	271	1,829
Depreciation	6,310	7,105
Amortization of note discount and deferred debt issuance costs	3,167	2,099
Amortization of intangibles	439	250
Deferred income taxes	—	423
Stock-based compensation	17	32
Changes in assets and liabilities:
Short-term investments	—	500
Card related pre-funding and receivables	156	(277)
Other assets	(1,666)	4,572
Deferred revenue	(1,267)	(1,138)
Accrued interest	15	(189)
Money orders payable	945	(283)
Lease termination payable	(173)	1,112
Accounts payable and accrued expenses	(6,369)	(2,952)
Net cash provided by operating activities	31,367	29,907
Cash flows from investing activities
Net receivables originated	(28,646)	(39,370)
Net acquired assets, net of cash	—	(117)
Purchase of leasehold improvements and equipment	(3,072)	(3,501)
Net cash used in investing activities	(31,718)	(42,988)
Cash flows from financing activities
Proceeds from subsidiary note	—	15,000
Payments on subsidiary note	(59)	(7,356)
Payments on capital lease obligations	(322)	(540)
Net proceeds on lines of credit	—	14,150
Debt issuance costs	(5,944)	(3,718)
Net cash provided by (used in) financing activities	(6,325)	17,536
Net increase (decrease) in cash and cash equivalents and restricted cash	(6,676)	4,455
Cash and cash equivalents and restricted cash:
Beginning	71,212	109,348
Ending	$64,536	$113,803

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:

	December 31,
	2017	2016
Cash and cash equivalents	$66,627	$106,333
Restricted Cash	4,585	3,015
Total cash and cash equivalents and restricted cash	$71,212	$109,348

	June 30,
	2018	2017
Cash and cash equivalents	$60,166	$110,573
Restricted Cash	4,370	3,230
Total cash and cash equivalents and restricted cash	$64,536	$113,803

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 478 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 30 states as of June 30, 2018. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

Equity method investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Under the equity method of accounting for these investments, there is no recognition of losses once the carrying value of the investment, inclusive of advanced and loans, has been reduced to zero and there are no guarantee or funding obligations associated therewith.

On September 30, 2017, the Company entered into a joint venture with a third party to offer insurance products through select retail locations in a certain market. The joint venture is managed by the third party.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 12.8% and 14.5% of short-term consumer loans at June  30, 2018 and December 31, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 14.5% and 12.6% of medium-term consumer loans at June  30, 2018, and December 31, 2017, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and lines of credit. For all such instruments, other than senior secured notes and notes payable at June  30, 2018, and December 31, 2017, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at June  30, 2018 and December 31, 2017 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	June 30, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$60,166	$60,166	1
Restricted cash	4,370	4,370	1
Finance receivables	77,527	77,527	3
Financial liabilities:
10.75% Senior secured notes	237,290	175,595	1
12.75% Senior secured notes	12,500	6,777	2
Subsidiary Note payable	61,899	61,899	2
Line of Credit	47,000	47,000	2

	December 31, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$66,627	$66,627	1
Restricted cash	4,585	4,585	1
Finance receivables	94,339	94,339	3
Financial liabilities:
10.75% Senior secured notes	237,290	212,636	1
12.75% Senior secured notes	12,500	10,841	2
Subsidiary Note payable	61,958	61,958	2
Line of Credit	47,000	47,000	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at June 30, 2018 and December 31, 2017.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after June 30, 2018) through the issuance date of August  14, 2018.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at June 30, 2018, and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
Short-term consumer loans	$57,530	$66,465
Medium-term consumer loans	37,187	46,903
Gross receivables	$94,717	$113,368
Unearned advance fees, net of deferred loan origination costs	(2,633)	(2,702)
Finance receivables before allowance for loan losses	92,084	110,666
Allowance for loan losses	(14,557)	(16,327)
Finance receivables, net	$77,527	$94,339

Finance receivables, net
Current portion	$74,056	$89,707
Non-current portion	3,471	4,632
Total finance receivables, net	$77,527	$94,339

Changes in the allowance for loan losses by product type for the three months ended June 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2018	Provision	Charge-Offs	Recoveries	6/30/2018	6/30/2018	of receivables
Short-term consumer loans	$2,318	$8,699	$(15,617)	$7,231	$2,631	$57,530	4.57%
Medium-term consumer loans	12,485	6,084	(7,677)	1,034	11,926	37,187	32.07%
	$14,803	$14,783	$(23,294)	$8,265	$14,557	$94,717	15.37%

The provision for loan losses for the three months ended June 30, 2018, also includes losses from returned items from check cashing of $1,329.

The provision for short-term consumer loans of $8,699 is net of debt sales of $412 for the three months ended June 30, 2018.

The provision for medium-term consumer loans of $6,084 is net of debt sales of $216 for the three months ended June 30, 2018.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $21 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2018. For these loans evaluated for impairment, there were $67 of payment defaults during the three months ended June 30, 2018. The troubled debt restructurings during the three months ended June 30, 2018 are subject to an allowance of $10 with a net carrying value of $13 at June 30, 2018.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	6/30/2018	6/30/2018	of receivables
Short-term consumer loans	$2,697	$16,858	$(34,041)	$17,117	$2,631	$57,530	4.57%
Medium-term consumer loans	13,630	14,481	(18,744)	2,559	11,926	37,187	32.07%
	$16,327	$31,339	$(52,785)	$19,676	$14,557	$94,717	15.37%

The provision for loan losses for the six months ended June 30, 2018, also includes losses from returned items from check cashing of $2,391.

The provision for short-term consumer loans of $16,858 is net of debt sales of $823 for the six months ended June 30, 2018.

The provision for medium-term consumer loans of $14,481 is net of debt sales of $778 for the six months ended June 30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $41 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2018. For these loans evaluated for impairment, there were $121 of payment defaults during the six months ended June 30, 2018. The troubled debt restructurings during the six months ended June 30, 2018 are subject to an allowance of $16 with a net carrying value of $26 at June 30, 2018.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $21 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2017. For these loans evaluated for impairment, there were $29 of payment defaults during the three months ended June 30, 2017. The troubled debt restructurings during the three months ended June 30, 2017 are subject to an allowance of $7 with a net carrying value of $22 at June 30, 2017.

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

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2018, and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Short-term balance, beginning of period	$3,580	$2,571	$4,570	$2,907
Provision for loan losses	6,641	4,642	11,579	9,070
Charge-offs, net	(5,949)	(4,268)	(11,877)	(9,032)
Short-term balance, end of period	$4,272	$2,945	$4,272	$2,945

Medium-term balance, beginning of period	$188	$120	$248	$192
Provision for loan losses	70	122	149	181
Charge-offs, net	(46)	(86)	(185)	(217)
Medium-term balance, end of period	$212	$156	$212	$156

Total balance, beginning of period	$3,768	$2,691	$4,818	$3,099
Provision for loan losses	6,711	4,764	11,728	9,251
Charge-offs, net	(5,995)	(4,354)	(12,062)	(9,249)
Total balance, end of period	$4,484	$3,101	$4,484	$3,101

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $33,585 and $36,967 at June 30, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement.  The total gross finance receivables for the Ohio CSO product consist of $29,284 and $31,341 in short-term and $1,057 and $1,166 in medium-term loans at June 30, 2018 and December 31,2017, respectively. The total gross finance receivables for the Texas CSO product consist of $3,244 and $4,460 in short-term loans at June 30, 2018 and December 31,2017, respectively. The provision for third party lender losses of $6,711 and $11,728 for the three months and six months ending June 30, 2018 is net of debt sales of $375 and $585, respectively. The provision for third party lender losses of $4,764 and $9,251 for the three months and six months ending June 30, 2017 is net of debt sales of $62 and $243, respectively.

For the Ohio CSO Program, the Company was required to purchase $11,237 and $5,280 of short-term loans and $139 and $159 of medium-term loans during the three months, and $24,421 and $13,393 of short-term loans and $336 and $363 of medium-term during the six months ended June 30, 2018 and 2017, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $6,836 and $2,868 of short-term and $87 and $72 of medium-term collections on these loans  during the three months, and $16,677 and $8,282 of short-term and $147 and $145 of medium-term collections on these loans  during the six months ended June 30, 2018 and 2017, respectively.

For the Texas CSO Program, the Company was required to purchase $2,450 and $3,565 of short-term loans during the three months, and $6,104 and $7,020 of short-term loans during the six months ended June 30, 2018 and 2017, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $837 and $1,442 of short-term collections on these loans  during the three months, and $2,274 and $3,174 of short-term collections on these loans  during the six months ended June 30, 2018 and 2017, respectively.

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

The aging of receivables at June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
Current finance receivables	$85,733	90.5%	$101,102	89.2%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,325	1.4%	2,046	1.8%
Medium-term consumer loans	4,709	5.0%	6,502	5.7%
Total past due finance receivables (1 - 30 days)	6,034	6.4%	8,548	7.5%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,208	2.3%	3,130	2.8%
Total past due finance receivables (31 - 60 days)	2,208	2.3%	3,130	2.8%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	742	0.8%	588	0.5%
Total past due finance receivables (61 - 90 days)	742	0.8%	588	0.5%
Total delinquent	8,984	9.5%	12,266	10.8%
	$94,717	100.0%	$113,368	100.0%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the six months ended June 30, 2018.

Note 4. Other Intangible Assets

Intangible amortization expense for the three months ended June 30, 2018, and 2017 was $316 and $126, respectively, and for the six months ended June 30, 2018, and 2017 was $439 and $250, respectively. There were no additional significant changes to other intangible assets during the six months ended June 30, 2018.

Note 5. Pledged Assets and Debt

Lines of credit at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$47,000 Revolving credit, secured, interest rate as defined below, due April 2019, collateralized by all Guarantor Company assets	$47,000	$4,360	$42,640	$47,000	$1,871	$45,129
	47,000	4,360	42,640	47,000	1,871	45,129
Less current maturities	47,000	4,360	42,640	—	—	—
Long-term portion	$—	$—	$—	$47,000	$1,871	$45,129

The interest rate is set at three-month LIBOR plus 11%, and there is an exit fee for early termination of the facility. The 3-month LIBOR was 2.34% and 1.69% at June 30, 2018 and December 31, 2017, respectively, and the prime rate was 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively.

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

Senior secured notes payable at June 30, 2018, and December 31, 2017, consisted of the following:

	June 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$395,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2019	$237,290	$940	$236,350	$237,290	$1,504	$235,786
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	126	12,374	12,500	160	12,340
	249,790	1,066	248,724	249,790	1,664	248,126
Less current maturities	237,290	940	236,350	—	—	—
Long-term portion	$12,500	$126	$12,374	$249,790	$1,664	$248,126

Subsidiary notes payable at June 30, 2018, and December 31, 2017, consisted of the following:

	June 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$60,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2019	$60,000	$1,634	$58,366	$60,000	$744	$59,256
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	852	3	849	882	5	877
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,047	12	1,035	1,076	14	1,062
	61,899	1,649	60,250	61,958	763	61,195
Less current maturities	60,122	1,635	58,487	119	1	118
Long-term portion	$1,777	$14	$1,763	$61,839	$762	$61,077

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

Liquidity and Need for Additional Capital

The Company’s indebtedness includes $237,290 of senior notes, $47,000 of revolving credit facility debt, and $60,000 in subsidiary notes that are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness as it becomes due and the Company will need to restructure or refinance this indebtedness and there can be no assurances as to the ability of the Company to conclude such a restructuring or refinancing. These factors raise substantial doubt regarding the Company’s ability to meet its obligations and continue as a going concern for the period which extends one-year from the issuance of these financial statements.

While the Company is currently engaged in negotiations with its largest bondholders, the success of such negotiations cannot be assured.  Any inability to reach an agreement with existing debt holders, secure sufficient refinancing sources for our pending debt maturities and/or our inability to continue as a going concern could have a significant and material adverse effect on the Company, its operations and its investors and, in particular, could significantly impair recoveries by our current bondholders.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June  30, 2018, and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$4,330	$5,465
Accrued payroll and compensated absences	5,266	7,718
Wire transfers payable	1,738	2,238
Accrual for third-party losses	4,484	4,818
Unearned CSO Fees	7,730	8,029
Deferred rent	716	867
Bill payment service liability	2,260	2,604
Lease termination	1,602	1,978
Other	5,071	5,849
	$33,197	$39,566

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,535 and $6,908 for the three months ended June 30, 2018, and 2017, and $13,195 and $13,942 for the six months ended June 30, 2018 and 2017, respectively.

The Company closed its Utah facility during the three months ended March 31, 2017, resulting in lease termination expense of $1,762 which is disclosed on the consolidated statement of operations

There were no additional significant changes to operating and capital lease commitments during the six months ended June 30, 2018.

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

The following table summarizes the allocation of the portfolio balance by state at June 30, 2018, and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$11,025	11.6%	$12,808	11.3%
Arizona	10,511	11.1	11,994	10.6
California	32,753	34.6	39,835	35.1
Mississippi	6,782	7.2	7,409	6.5
Virginia	10,309	10.9	12,018	10.6
Other retail segment states	16,974	17.9	19,696	17.4
Other internet segment states	6,363	6.7	9,608	8.5
Total	$94,717	100.0%	$113,368	100.0%

The other retail segment states are:  Florida, Indiana, Kentucky, Michigan, Oregon, and Tennessee.  The Retail financial services segment includes Ohio, however, for the concentration of credit risk table, other retail segment states excludes Ohio as it offers a CSO product through a third-party lender.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $33,585 and $36,967 at June 30, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $29,284 and $31,341 in short-term and $1,057 and $1,166 in medium-term loans at June 30, 2018 and December 31,2017, respectively. The total gross finance receivables for the Texas CSO product consist of $3,244 and $4,460 in short-term loans at June 30, 2018 and December 31,2017, respectively.

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

Stock option activity for the six months ended June 30, 2018, is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2017	1,332,632	$2.25	8.5	N/A
Granted	76,559	1.00	8.3	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at June 30, 2018	1,409,191	$2.18	8.3	N/A
Exercisable at June 30, 2018	1,277,737	$2.25	8.2	$—
Vested or expected to vest at June 30, 2018	1,409,191	$2.18	8.3	$—

Stock-based compensation costs for the six months ended June 30, 2018, and 2017 were $17 and $32, respectively. As of June 30, 2018, and December 31, 2017, unrecognized stock-based compensation costs to be recognized over future periods approximated $49 and $66, respectively. At June 30, 2018, the remaining unrecognized compensation expense was $49 for certain awards that vest over the requisite service period. The remaining compensation expense of $49 is expected to be recognized over a weighted-average period of 1.6 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $5 and $9 for the six months ended June 30, 2018, and 2017, respectively.

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$68,920	100.0%	$12,405	100.0%		$81,325	100.0%
Provision for Loan Losses	17,162	24.9%	5,661	45.6%		22,823	28.0%
Other Operating Expenses	36,570	53.1%	2,073	16.7%		38,643	47.5%
Operating Gross Profit	15,188	22.0%	4,671	37.7%		19,859	24.5%
Interest Expense, net	10,514	15.3%	3,105	25.0%		13,619	16.7%
Depreciation and Amortization	1,236	1.8%	93	0.7%		1,329	1.6%
Other Corporate Expenses (a)	—		—		17,159	17,159	21.1%
Income (loss) from Continuing Operations, before tax	3,438	5.0%	1,473	11.9%	(17,159)	(12,248)	(15.1)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the six months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$141,717	100.0%	$27,259	100.0%		$168,976	100.0%
Provision for Loan Losses	32,782	23.1%	12,676	46.5%		45,458	26.9%
Other Operating Expenses	72,861	51.4%	3,613	13.3%		76,474	45.3%
Operating Gross Profit	36,074	25.5%	10,970	40.2%		47,044	27.8%
Interest Expense, net	19,993	14.1%	5,804	21.3%		25,797	15.3%
Depreciation and Amortization	2,236	1.6%	186	0.7%		2,422	1.5%
Other Corporate Expenses (a)	—	—	—	—	34,761	34,761	20.6%
Income (Loss) from Continuing Operations, before tax	13,845	9.8%	4,980	18.3%	(34,761)	(15,936)	(9.4)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the three months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$65,726	100.0%	$15,442	100.0%		$81,168	100.0%
Provision for Loan Losses	15,402	23.4%	8,457	54.8%		23,859	29.4%
Other Operating Expenses	39,358	59.9%	1,926	12.4%		41,284	50.9%
Operating Gross Profit	10,966	16.7%	5,059	32.8%		16,025	19.7%
Interest Expense, net	8,687	13.2%	3,744	24.2%		12,431	15.3%
Depreciation and Amortization	1,093	1.7%	88	0.6%		1,181	1.5%
Other Corporate Expenses (a)	—	—	—		20,290	20,290	25.0%
Income (loss) from Continuing Operations, before tax	1,186	1.8%	1,227	7.9%	(20,290)	(17,877)	(22.0)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the six months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$134,417	100.0%	$32,103	100.0%		$166,520	100.0%
Provision for Loan Losses	27,460	20.4%	15,939	49.6%		43,399	26.1%
Other Operating Expenses	77,564	57.7%	2,936	9.2%		80,500	48.3%
Operating Gross Profit	29,393	21.9%	13,228	41.2%		42,621	25.6%
Interest Expense, net	16,053	11.9%	7,749	24.1%		23,802	14.3%
Depreciation and Amortization	2,222	1.7%	268	0.8%		2,490	1.5%
Lease termination Expenses	—	—	1,762	5.5%		1,762	1.1%
Other Corporate Expenses (a)	—	—	—	—	40,476	40,476	24.3%
Income (loss) from Continuing Operations, before tax	11,118	8.3%	3,449	10.7%	(40,476)	(25,909)	(15.6)%

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and the U.S. statutory rate is primarily due to non-deductible expenses, state taxes, and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at June 30, 2018, and December 31, 2017.

At June 30, 2018, the Company had gross deferred tax assets of $76,464 and a valuation allowance of $76,464. At December 31, 2017, the Company had gross deferred tax assets of $71,896 and a valuation allowance of $71,896. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired.

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

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $33,585 and $36,967, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consist of $32,528 and $35,801 in short-term and $1,057 and $1,166 in installment loans at June 30, 2018, and December 31, 2017, respectively. The accrual for third party lender losses related to these obligations totaled $4,484 and $4,818 as of June  30, 2018, and December 31, 2017, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $2,000. The total net worth requirements of these Subsidiary Guarantors is $4,555. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 15. Supplemental Condensed Consolidating Guarantor and Non‑Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of June 30, 2018, and December 31, 2017, and for the six months ended June 30, 2018, and 2017, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. As of June 30, 2018, the non-guarantor subsidiaries are CCFI Funding LLC and CCFI Funding II LLC. During or prior to the first quarter of 2017, the following non-guarantor subsidiaries were dissolved; Direct Financial Solutions of UK Limited and its subsidiary Cash Central UK Limited, Direct Financial Solutions of Canada, Inc and its subsidiaries DFS-CC Financial Services LLC, DFS-CC Financial Services (Calgary) LLC and DFS-CC Financial Services (Toronto) LLC, and Direct Financial Solutions of Australia Pty Ltd and its subsidiary Cash Central of Australia Pty Ltd. The UK, Canada, and Australia entities, and their subsidiaries. The Florida II non-guarantor subsidiary was sold on February

1,2016. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

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

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets (unaudited)

June 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$49,138	$11,028	$—	$60,166
Restricted cash	—	4,370	—	—	4,370
Finance receivables, net	—	15,564	58,492	—	74,056
Card related pre-funding and receivables	—	906	—	—	906
Other current assets	—	25,898	13,313	(21,677)	17,534
Total current assets	—	95,876	82,833	(21,677)	157,032
Noncurrent Assets
Investment in Subsidiaries	358,698	—	—	(358,698)	—
Finance receivables, net	—	3,471	—	—	3,471
Property, leasehold improvements and equipment, net	—	23,339	—	—	23,339
Other intangible assets	—	485	—	—	485
Security deposits	—	2,153	—	—	2,153
Total assets	$358,698	$125,324	$82,833	$(380,375)	$186,480
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$31,572	$12,919	$(11,294)	$33,197
Money orders payable	—	8,114	—	—	8,114
Accrued interest	5,156	4	4,530	(4,530)	5,160
Current portion of capital lease obligation	—	49	—	—	49
Current portion of lines of credit	42,640	—	—		42,640
Current portion of subsidiary note payable	—	121	58,366	—	58,487
Current portion of senior secured notes	236,350	—	—	—	236,350
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	284,146	42,395	81,668	(21,677)	386,532
Noncurrent Liabilities
Lease termination payable	—	645	—	—	645
Subsidiary note payable	—	1,763	—	—	1,763
Senior secured notes	12,374	—	—	—	12,374
Deferred revenue	—	6,253	—	—	6,253
Total liabilities	296,520	51,056	81,668	(21,677)	407,567
Stockholders' Equity (Deficit)	62,178	74,268	1,165	(358,698)	(221,087)
Total liabilities and stockholders' equity	$358,698	$125,324	$82,833	$(380,375)	$186,480

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$57,526	$9,101	$—	$66,627
Restricted cash	—	4,585	—	—	4,585
Finance receivables, net	—	47,221	42,486	—	89,707
Card related pre-funding and receivables	—	1,062	—	—	1,062
Other current assets	—	39,604	17,951	(42,284)	15,271
Total current assets	—	149,998	69,538	(42,284)	177,252
Noncurrent Assets
Investment in Subsidiaries	360,599	—	—	(360,599)	—
Finance receivables, net	—	4,632	—	—	4,632
Property, leasehold improvements and equipment, net	—	26,848	—	—	26,848
Other intangible assets	—	924	—	—	924
Security deposits	—	2,750	—	—	2,750
Total assets	$360,599	$185,152	$69,538	$(402,883)	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$57,696	$14,364	$(32,494)	$39,566
Money orders payable	—	7,169	—	—	7,169
Accrued interest	5,140	5	3,937	(3,937)	5,145
Current portion of capital lease obligation	—	371	—	—	371
Current portion of subsidiary note payable	—	118	—	—	118
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	5,140	67,894	24,154	(42,284)	54,904
Noncurrent Liabilities
Lease termination payable	—	818	—	—	818
Lines of credit	45,129	—	—	—	45,129
Subsidiary note payable	—	1,821	59,256	—	61,077
Senior secured notes	248,126	—	—	—	248,126
Deferred Revenue	—	7,520	—	—	7,520
Total liabilities	298,395	78,053	83,410	(42,284)	417,574
Stockholders' Equity (Deficit)	62,204	107,099	(13,872)	(360,599)	(205,168)
Total liabilities and stockholders' equity	$360,599	$185,152	$69,538	$(402,883)	$212,406

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$41,527	$55,715	$—	$97,242
Credit service fees	—	36,687	—	—	36,687
Check cashing fees	—	23,254	—	—	23,254
Card fees	—	4,459	—	—	4,459
Dividend	—	1,500	—	(1,500)	—
Other	—	7,535	392	(593)	7,334
Total revenues	—	114,962	56,107	(2,093)	168,976

Operating expenses:
Salaries	—	34,493	—	—	34,493
Provision for loan losses	—	15,704	29,754	—	45,458
Occupancy	—	12,572	—	—	12,572
Advertising and marketing	—	2,507	—	—	2,507
Lease termination costs	—	566	—	—	566
Depreciation and amortization	—	4,327	—	—	4,327
Other	—	22,009	—	—	22,009
Total operating expenses	—	92,178	29,754	—	121,932
Operating gross profit	—	22,784	26,353	(2,093)	47,044

Corporate expenses	—	34,503	258	—	34,761
Intercompany management fee	—	(3,059)	3,059	—	—
Depreciation and amortization	—	2,422	—	—	2,422
Interest expense, net	19,779	233	6,378	(593)	25,797
Interest expense allocation	(19,779)	19,779	—	—	—
Total corporate and other expenses	—	53,878	9,695	(593)	62,980
Income (loss) before income taxes	—	(31,094)	16,658	(1,500)	(15,936)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$—	$(31,094)	$16,658	$(1,500)	$(15,936)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Six Months Ended June 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$71,671	$25,310	$—	$96,981
Credit service fees	—	33,285	—	—	33,285
Check cashing fees	—	23,905	—	—	23,905
Card fees	—	4,120	—	—	4,120
Dividend	—	11,000	—	(11,000)	—
Other	—	8,686	136	(593)	8,229
Total revenues	—	152,667	25,446	(11,593)	166,520

Operating expenses:
Salaries	—	34,789	—	—	34,789
Provision for loan losses	—	30,935	12,464	—	43,399
Occupancy	—	13,231	—	—	13,231
Advertising and marketing	—	2,358	—	—	2,358
Lease termination costs	—	991	—	—	991
Depreciation and amortization	—	4,865	—	—	4,865
Other	—	24,266	—	—	24,266
Total operating expenses	—	111,435	12,464	—	123,899
Operating gross profit	—	41,232	12,982	(11,593)	42,621

Corporate expenses	—	40,293	183	—	40,476
Intercompany management fee	—	(1,023)	1,023	—	—
Lease termination	—	1,762	—	—	1,762
Depreciation and amortization	—	2,490	—	—	2,490
Interest expense, net	18,471	403	5,521	(593)	23,802
Interest expense allocation	(18,471)	18,471	—	—	—
Total corporate and other expenses	—	62,396	6,727	(593)	68,530
Income (loss) before income taxes	—	(21,164)	6,255	(11,000)	(25,909)
Provision (benefit) for income taxes	—	544	(162)	284	666
Net income (loss)	$—	$(21,708)	$6,417	$(11,284)	$(26,575)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$4,322	$(22,264)	$49,309	$31,367
Cash flows from investing activities
Net receivables repaid (originated)	—	17,114	(45,760)	(28,646)
Purchase of leasehold improvements and equipment	—	(3,072)	—	(3,072)
Net cash provided by (used in) investing activities	—	14,042	(45,760)	(31,718)
Cash flows from financing activities
Payments on subsidiary note	—	(59)	—	(59)
Payments on capital lease obligations	—	(322)	—	(322)
Debt issuance costs	(4,322)	—	(1,622)	(5,944)
Net cash used in financing activities	(4,322)	(381)	(1,622)	(6,325)
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(8,603)	1,927	(6,676)
Cash and cash equivalents and restricted cash:
Beginning	—	62,111	9,101	71,212
Ending	$—	$53,508	$11,028	$64,536

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$(13,789)	$31,715	$11,981	$29,907
Cash flows from investing activities
Net receivables repaid (originated)	—	1,623	(40,993)	(39,370)
Net acquired assets, net of cash	—	(117)	—	(117)
Purchase of leasehold improvements and equipment	—	(3,501)	—	(3,501)
Net cash used in investing activities	—	(1,995)	(40,993)	(42,988)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	15,000	15,000
Payments on subsidiary note	—	(56)	(7,300)	(7,356)
Payments on capital lease obligations, net	—	(540)	—	(540)
Net proceeds (payments) on lines of credit	16,400	(2,250)	—	14,150
Debt issuance costs	(2,611)	(1)	(1,106)	(3,718)
Net cash provided by (used in) financing activities	13,789	(2,847)	6,594	17,536
Net increase (decrease) in cash and cash equivalents and restricted cash	—	26,873	(22,418)	4,455
Cash and cash equivalents and restricted cash:
Beginning	—	74,792	34,556	109,348
Ending	$—	$101,665	$12,138	$113,803

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

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of June 30, 2018, we operated 478 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 30 states.

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

Factors Affecting Our Results of Operations

Changes in Legislation & Regulation

As previously disclosed in the Company’s Annual Report on Form 10-K, although congressional efforts to override the Consumer Financial Protection Bureau’s (“CFPB”) rules applicable to payday, title and certain high-cost installment loans adopted in October 2017 (“CFPB Rule”), were unsuccessful, the CFPB Rule remains subject to challenge in a lawsuit filed by the Community Financial Services Association of America and Consumer Service Alliance of Texas on April 9, 2018, in the U.S. District Court for the Western District of Texas, Austin Division.  In addition, the constitutionality of the CFPB’s structure also remains subject to various legal challenges. It is possible that the CFPB’s structure and the CFPB Rule will also be subject to legal challenge by other trade groups or other private parties.

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days.  HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary currently operating in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%.  Ohio’s Governor signed HB 123 on July 30, 2018. It will become effective on or about October 30, 2018, but would only apply to loans or extensions of credit made on or after April 28, 2019. The Company is evaluating the effect the passage of HB 123 will have on its Ohio operations, but it currently believes that HB123 would have a material adverse effect on the Company’s results of operations.

Access to Liquidity and Capital Structure

The Company has $237.3 million of senior secured notes, $47.0 million of revolving credit facility debt, and $60.0 million in subsidiary notes due in the second quarter of 2019. The Company’s access to liquidity is critical to support its business model. While the Company is currently engaged in negotiations with its largest bondholders, the success of such negotiations cannot be assured. See, Liquidity and Need for Additional Capital at Item 2, page 44.

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

Retail Platform

During the six months ended June 30, 2018, the Company closed eleven retail locations.

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2017, and the six months ended June 30, 2018.

		Six Months
	Year Ended	Ended
	December 31,	June 30,
	2017	2018
# of Locations
Beginning of Period	518	489
Opened (a)	47	—
Closed	76	11
End of Period	489	478

Number of states licensed for our internet operations	30	30

(a) Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our physical locations as of December 31, 2017, and June 30, 2018:

	December 31,	June 30,
	2017	2018
Alabama	39	39
Arizona	31	28
California	159	154
Florida	15	15
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	51	49
Ohio	92	92
Oregon	2	2
Tennessee	24	23
Virginia	26	26
	489	478

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

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of the Company’s overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our prepaid debit card direct deposit offering may reduce our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing may extend the customer relationship.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.5% and 12.8% of short-term consumer loans at December 31, 2017, and June 30, 2018, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 12.6% and 14.5% of medium-term consumer loans at December 31, 2017, and June 30, 2018, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2017, and June 30, 2018, were $94.3 million and $77.5 million, respectively. The allowance for loan losses as of December 31, 2017, and June 30, 2018, were $16.3 million and $14.6 million, respectively. At December 31, 2017, and June 30, 2018, the allowance for loan losses was 14.8% and 15.8%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2017, and June 30, 2018, are as follows (in thousands):

	December 31,	June 30,
	2017	2018
Finance Receivables, net of unearned advance fees	$110,666	$92,084
Less: Allowance for loan losses	16,327	14,557
Finance Receivables, Net	$94,339	$77,527

The total changes to the allowance for loan losses for the three months ended June 30, 2017 and 2018, and the six months ended June 30, 2017 and 2018, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Allowance for loan losses
Beginning of Period	$13,009	$14,803	$16,219	$16,327
Provisions for loan losses	17,400	14,783	31,054	31,339
Charge-offs, net	(17,457)	(15,029)	(34,321)	(33,109)
End of Period	$12,952	$14,557	$12,952	$14,557
Allowance as a percentage of finance receivables, net of unearned advance fees	12.6%	15.8%	12.6%	15.8%

The provision for loan losses for the three months ended June 30, 2017, and 2018 includes losses from returned items from check cashing of $1.7 million and $1.3 million, respectively, and third party lender losses of $4.8 million and $6.7 million, respectively.  The provision for loan losses for the six months ended June 30, 2017, and 2018 includes losses from returned items from check cashing of $3.1 million and $2.4 million, respectively, and third party lender losses of $9.3 million and $11.7 million, respectively.

In some instances the Company guarantees loans with third-party lenders. As of December 31, 2017, and June 30, 2018, the outstanding amount of active consumer loans were $37.0 million and $33.6 million, respectively, consisting of $35.8 million and $32.5 million in short-term, and $1.2 million and $1.1 million in installment loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.8 million and $4.5 million as of December 31, 2017, and June 30, 2018, respectively.

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

As of June 30, 2018, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $76.1 million of net deferred tax assets would not be realized in the foreseeable future. Based on a  pre-tax loss of $15.9 million for the six months ended June 30, 2018, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the consolidated financial statements, we had two non-guarantor subsidiaries as of June 30, 2018. Certain information with respect to our Non-guarantor Subsidiaries is set out in the table below.

	Six Months Ended
	June 30,
	2017	2018
Statement of Operations Data:
Total revenues	$25,446	$56,107
Total operating expenses	12,464	29,754
Income before income taxes	6,255	16,658
Balance Sheet Data:
Total assets	$57,075	$82,833
Total liabilities	63,206	81,668

As of June 30, 2018, of the entities classified as “Non-Guarantor Subsidiaries,” CCFI Funding, and CCFI Funding II are “Unrestricted Subsidiaries” as defined in the indentures governing our senior notes. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. The remainder of the entities included under “Non-Guarantor Subsidiaries” are “Restricted Subsidiaries” as defined in the indentures governing our senior secured notes and do not have material assets, liabilities, revenue or expenses.

Results of Operations

Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017

The following table sets forth key operating data for the three months ended June 30, 2017, and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Total Revenues	$81,168	$81,325	$157	0.2%	100.0%	100.0%
Operating Expenses
Salaries	17,516	17,361	(155)	(0.9%)	21.6%	21.3%
Provision for losses	23,859	22,823	(1,036)	(4.3%)	29.4%	28.1%
Occupancy	6,602	6,229	(373)	(5.6%)	8.1%	7.7%
Advertising and marketing	1,544	1,496	(48)	(3.1%)	1.9%	1.8%
Lease termination	944	469	(475)	(50.3%)	1.2%	0.6%
Depreciation and amortization	2,327	2,104	(223)	(9.6%)	2.9%	2.6%
Other operating expenses	12,351	10,984	(1,367)	(11.1%)	15.2%	13.5%
Total Operating Expenses	65,143	61,466	(3,677)	(5.6%)	80.3%	75.6%
Income from Operations	16,025	19,859	3,834	23.9%	19.7%	24.4%
Corporate and other expenses
Corporate expenses	20,137	17,009	(3,128)	(15.5%)	24.8%	20.9%
Depreciation and amortization	1,181	1,329	148	12.5%	1.6%	1.7%
Interest expense, net	12,431	13,619	1,188	9.6%	15.3%	16.7%
Income tax expense	333	—	(333)	(100.0%)	0.3%	—
Total corporate and other expenses	34,082	31,957	(2,125)	(6.2%)	42.0%	39.3%
Net loss before advisory fee	(18,057)	(12,098)	5,959	(33.0%)	(22.2%)	(14.9%)
Sponsor advisory fee	153	150	(3)	(2.0%)	0.2%	0.2%
Net loss	$(18,210)	$(12,248)	$5,962	(32.7%)	(22.4%)	(15.1%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended June 30, 2017, and 2018:

	Three Months Ended
	June 30,
	2017	2018
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$246,259	$250,025
Number of loan transactions (in thousands)	663	689
Average new loan size	$371	$363
Average fee per new loan	$47.59	$46.49
Loan loss provision	$9,393	$8,699
Loan loss provision as a percentage of loan volume	3.8%	3.5%
Secured loans as percentage of total at June 30th	15.0%	12.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$42,119	$37,187
Number of loans outstanding	33,729	34,973
Average balance outstanding	$1,249	$1,063
Weighted average monthly percentage rate	16.2%	16.9%
Allowance as a percentage of finance receivables	24.7%	32.1%
Loan loss provision	$8,007	$6,084
Secured loans as percentage of total at June 30th	9.8%	14.5%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$459,948	$458,815
Number of checks cashed (in thousands)	838	762
Face amount of average check	$549	$602
Average fee per check	$14.05	$15.16
Returned check expense	$1,695	$1,329
Returned check expense as a percent of face amount of checks cashed	0.4%	0.3%

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$31,572	$32,021	$449	1.4%	38.9%	39.4%
Medium-term Consumer Loan Fees and Interest	16,358	14,289	(2,069)	(12.6%)	20.2%	17.6%
Credit Service Fees	15,146	17,491	2,345	15.5%	18.7%	21.5%
Check Cashing Fees	11,779	11,562	(217)	(1.8%)	14.5%	14.2%
Prepaid Debit Card Services	2,113	2,511	398	18.8%	2.6%	3.1%
Other Income	4,200	3,451	(749)	(17.8%)	5.1%	4.2%
Total Revenue	$81,168	$81,325	$157	0.2%	100.0%	100.0%

Total revenue for the three months ended June  30, 2018, increased $0.2 million, or 0.2%, as compared to the same period in the prior year.  The increases in short-term consumer loan fees and credit service fees are in-line with the Company’s strategy of focusing on growing short-term consumer loan and CSO portfolios.

Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2018, increased $0.5 million, or 1.4%, and increased as a percentage of total revenue from 38.9% to 39.4% compared to the same period in 2017.

Revenue from medium-term consumer loans for the three months ended June 30, 2018, decreased $2.1 million, or 12.6%, compared to the same period in 2017. However, medium-term consumer loan revenue for the Retail financial services segment increased by $0.8 million, or 9.9%, for the three months ended June 30, 2018 as compared to the prior year period.

Revenue from credit service fees for the three months ended June 30, 2018, increased $2.3 million, or 15.5%, compared to the same period in 2017, primarily the result of the Company growing its retail CSO portfolio.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Salaries	$17,516	$17,361	$(155)	(0.9%)	21.6%	21.3%
Provision for Loan Losses	23,859	22,823	(1,036)	(4.3%)	29.4%	28.1%
Occupancy	6,602	6,229	(373)	(5.6%)	8.1%	7.7%
Depreciation & Amortization	2,327	2,104	(223)	(9.6%)	2.9%	2.6%
Lease Termination Costs	944	469	(475)	(50.3%)	1.2%	0.6%
Advertising & Marketing	1,544	1,496	(48)	(3.1%)	1.9%	1.8%
Bank Charges	1,812	1,706	(106)	(5.8%)	2.2%	2.1%
Store Supplies	337	375	38	11.3%	0.4%	0.5%
Collection Expenses	374	502	128	34.2%	0.5%	0.6%
Telecommunications	2,102	1,378	(724)	(34.4%)	2.6%	1.7%
Security	603	606	3	0.5%	0.7%	0.7%
License & Other Taxes	443	386	(57)	(12.9%)	0.5%	0.5%
Loss on Asset Disposal	761	159	(602)	(79.1%)	0.9%	0.2%
Verification Processes	868	1,019	151	17.4%	1.1%	1.3%
Other Operating Expenses	5,051	4,853	(198)	(3.9%)	6.3%	6.0%
Total Operating Expenses	65,143	61,466	(3,677)	(5.6%)	80.3%	75.6%
Income from Operations	$16,025	$19,859	$3,834	23.9%	19.7%	24.4%

Total operating expenses decreased $3.7 million, or 5.6%, for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to the decrease in the provision for loan losses,  telecommunications and operating costs related to the underperforming retail locations.

Salaries, occupancy, lease termination, and loss on asset disposal costs all decreased for the three months ended June 30, 2018, as compared to the prior period, primarily due to the consolidation of underperforming retail locations.

The provision for loan losses decreased by $1.0 million, or 4.3%, for the three months ended June 30, 2018, as compared to the same period in the prior year, and decreased as a percentage of revenue from 29.4% to 28.1%, primarily as a result of stricter underwriting.

Telecommunications costs decreased by $0.8 million, or 34.4%, for the three months ended June  30, 2018, as compared to the prior period, primarily as a result of implementing less expensive service providers.

Corporate and Other Expenses

	Three Months Ended June 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Corporate Expenses	$20,137	$17,009	$(3,128)	(15.5%)	24.8%	20.9%
Depreciation & Amortization	1,181	1,329	148	12.5%	1.6%	1.6%
Sponsor Advisory Fee	153	150	(3)	(2.0%)	0.2%	0.2%
Interest expense, net	12,431	13,619	1,188	9.6%	15.3%	16.7%
Income tax expense	333	—	(333)	(100.0%)	0.3%	—
Total Corporate and Other Expenses	$34,235	$32,107	$(2,128)	(6.2%)	42.2%	39.5%

The decrease in corporate expenses from $20.1 million to $17.0 million, for the three months ended June 30, 2018, as compared to the prior year’s period, or a decrease of 15.5%, is primarily the result of compensation and headcount reductions.

The increase in interest expense is due to the amortization of financing costs associated with the revolving credit facility and note amendments at the end of the first quarter of 2018, and the increase in the interest related to the subsidiary note amended in the second quarter of 2017.

There is no income tax expense in the current period due to the current net loss and the full impairment of goodwill taken in the fourth quarter of 2017.

Business Segment Results of Operations for the Three Months Ended June 30, 2018, and June 30, 2017

The following tables present summarized financial information for our segments:

	As of and for the three months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$68,920	100.0%	$12,405	100.0%		$81,325	100.0%
Provision for Loan Losses	17,162	24.9%	5,661	45.6%		22,823	28.0%
Other Operating Expenses	36,570	53.1%	2,073	16.7%		38,643	47.5%
Operating Gross Profit	15,188	22.0%	4,671	37.7%		19,859	24.5%
Interest Expense, net	10,514	15.3%	3,105	25.0%		13,619	16.7%
Depreciation and Amortization	1,236	1.8%	93	0.7%		1,329	1.6%
Other Corporate Expenses (a)	—		—		17,159	17,159	21.1%
Income (loss) from Continuing Operations, before tax	3,438	5.0%	1,473	11.9%	(17,159)	(12,248)	(15.1)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the three months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$65,726	100.0%	$15,442	100.0%		$81,168	100.0%
Provision for Loan Losses	15,402	23.4%	8,457	54.8%		23,859	29.4%
Other Operating Expenses	39,358	59.9%	1,926	12.4%		41,284	50.9%
Operating Gross Profit	10,966	16.7%	5,059	32.8%		16,025	19.7%
Interest Expense, net	8,687	13.2%	3,744	24.2%		12,431	15.3%
Depreciation and Amortization	1,093	1.7%	88	0.6%		1,181	1.5%
Other Corporate Expenses (a)	—	—	—		20,290	20,290	25.0%
Income (loss) from Continuing Operations, before tax	1,186	1.8%	1,227	7.9%	(20,290)	(17,877)	(22.0)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 84.7%, or $68.9 million, of consolidated revenues for the three months ended June  30, 2018, which was an increase of $3.2 million, or 4.9%, over the prior period, primarily due to the Company growing its CSO and retail medium-term consumer loan portfolios.

Internet Financial Services

For the three months ended  June 30, 2018, total revenues contributed by our Internet financial services segment was $12.4 million, a decrease of $3.0 million, or 19.7%, over the prior year comparable period due to medium-term portfolios decreasing throughout the prior year.  Internet financial services operating gross profit as a percentage of revenue increased to 37.7% from 32.8%, and provision for loan losses as a percentage of revenue decreased to 45.6%

from 54.8%, for the three months ended June 30, 2018, as compared to the prior period, primarily due to the improvement in the quality of the internet medium-term consumer loan portfolio as a result of stricter underwriting.

Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017

The following table sets forth key operating data for the six months ended June 30, 2017, and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Total Revenues	$166,520	$168,976	$2,456	1.5%	100.0%	100.0%
Operating Expenses
Salaries and benefits	34,789	34,493	(296)	(0.9%)	20.9%	20.4%
Provision for losses	43,399	45,458	2,059	4.7%	26.1%	26.9%
Occupancy	13,231	12,572	(659)	(5.0%)	7.9%	7.4%
Advertising and marketing	2,358	2,507	149	6.3%	1.4%	1.5%
Lease termination	991	566	(425)	(42.9%)	0.6%	0.3%
Depreciation and amortization	4,865	4,327	(538)	(11.1%)	2.9%	2.6%
Other operating expenses	24,266	22,009	(2,257)	(9.3%)	14.6%	13.0%
Total Operating Expenses	123,899	121,932	(1,967)	(1.6%)	74.4%	72.2%
Income from Operations	42,621	47,044	4,423	10.4%	25.6%	27.8%
Corporate and other expenses
Corporate expenses	40,161	34,461	(5,700)	(14.2%)	24.1%	20.4%
Lease termination	1,762	—	(1,762)	(100.0%)	1.1%	—
Depreciation and amortization	2,490	2,422	(68)	(2.7%)	1.5%	1.4%
Interest expense, net	23,802	25,797	1,995	8.4%	14.3%	15.3%
Income tax expense	666	—	(666)	(100.0%)	0.4%	—
Total corporate and other expenses	68,881	62,680	(6,201)	(9.0%)	41.4%	37.1%
Net loss before advisory fee	(26,260)	(15,636)	10,624	40.5%	(15.8%)	(9.3%)
Sponsor advisory fee	315	300	(15)	(4.8%)	0.2%	0.2%
Net Loss	$(26,575)	$(15,936)	$10,639	40.0%	(16.0%)	(9.5%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2017, and 2018:

	Six Months Ended
	June 30,
	2017	2018
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$481,523	$508,242
Number of loan transactions (in thousands)	1,295	1,395
Average new loan size	$372	$364
Average fee per new loan	$48.36	$47.50
Loan loss provision	$15,826	$16,858
Loan loss provision as a percentage of loan volume	3.3%	3.3%
Secured loans as percentage of total at June 30th	15.0%	12.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$42,119	$37,187
Number of loans outstanding	33,729	34,973
Average balance outstanding	$1,249	$1,063
Weighted average monthly percentage rate	16.2%	16.9%
Allowance as a percentage of finance receivables	24.7%	32.1%
Loan loss provision	$15,228	$14,481
Secured loans as percentage of total at June 30th	9.8%	14.5%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$925,804	$913,388
Number of checks cashed (in thousands)	1,653	1,512
Face amount of average check	$560	$604
Average fee per check	$14.46	$15.38
Returned check expense	$3,094	$2,391
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Six Months Ended June 30,
	2017	2018	Decrease		2017	2018
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$62,629	$66,286	$3,657	5.8%	37.6%	39.2%
Medium-term Consumer Loan Fees and Interest	34,352	30,956	(3,396)	(9.9%)	20.6%	18.3%
Credit Service Fees	33,285	36,687	3,402	10.2%	20.0%	21.7%
Check Cashing Fees	23,905	23,254	(651)	(2.7%)	14.4%	13.8%
Prepaid Debit Card Services	4,120	4,459	339	8.2%	2.5%	2.6%
Other Income	8,229	7,334	(895)	(10.9%)	4.9%	4.4%
Total Revenue	$166,520	$168,976	$2,456	1.5%	100.0%	100.0%

Total revenue for the six months ended June 30, 2018, increased $2.5 million, or 1.5%, as compared to the same period in the prior year.  The increases in short-term consumer loan fees and credit service fees are in-line with the Company’s strategy and reflect an increase in portfolio balances since the prior year.

Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2018, increased $3.7 million, or 5.8%, and increased as a percentage of total revenue from 37.6% to 39.2% compared to the same period in 2017.  The increase in short-term consumer loan revenue is primarily due to the Company’s focus on growing its short-term consumer loan portfolios.

Revenue from medium-term consumer loans for the six months ended June 30, 2018, decreased $3.4 million, or 9.9%, compared to the same period in 2017. However, medium-term consumer loan revenue for the Retail financial services segment increased by $2.0 million, or 12.6%, for the six months ended June 30, 2018 as compared to the prior year period.

Revenue from credit service fees for the six months ended June 30, 2018, increased $3.4 million, or 10.2%, compared to the same period in 2017, primarily the result of the Company growing its retail CSO portfolio.

Operating Expenses

	Six Months Ended June 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Salaries	$34,789	$34,493	$(296)	(0.9%)	20.9%	20.4%
Provision for Loan Losses	43,399	45,458	2,059	4.7%	26.1%	26.9%
Occupancy	13,231	12,572	(659)	(5.0%)	7.9%	7.4%
Depreciation & Amortization	4,865	4,327	(538)	(11.1%)	2.9%	2.6%
Lease Termination Costs	991	566	(425)	(42.9%)	0.6%	0.3%
Advertising & Marketing	2,358	2,507	149	6.3%	1.4%	1.5%
Bank Charges	3,675	3,553	(122)	(3.3%)	2.2%	2.1%
Store Supplies	821	769	(52)	(6.3%)	0.5%	0.5%
Collection Expenses	884	1,135	251	28.4%	0.5%	0.7%
Telecommunications	4,353	2,984	(1,369)	(31.4%)	2.6%	1.8%
Security	1,039	1,251	212	20.4%	0.6%	0.7%
License & Other Taxes	803	746	(57)	(7.1%)	0.5%	0.4%
Loss on Asset Disposal	874	270	(604)	(69.1%)	0.5%	0.2%
Verification Processes	1,434	1,984	550	38.4%	0.9%	1.2%
Other Operating Expenses	10,383	9,317	(1,066)	(10.3%)	6.3%	5.5%
Total Operating Expenses	123,899	121,932	(1,967)	(1.6%)	74.4%	72.2%
Income from Operations	$42,621	$47,044	$4,423	10.4%	25.6%	27.8%

Total operating expenses decreased $2.0 million, or 1.6%, for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to the decrease in telecommunications, other operating costs and costs related to the underperforming retail locations, partially offset by the increase in the provision for loan losses.

Salaries, occupancy, lease termination, and loss on asset disposal costs all decreased for the six months ended June 30, 2018, as compared to the prior period, primarily due to the consolidation of underperforming retail locations.

The provision for loan losses increased by $2.1 million, or 4.7%, for the six months ended June 30, 2018, as compared to the same period in the prior year primarily related to our short-term consumer loan and CSO loan portfolios. The provision for loan losses as a percentage of revenue for the current quarter was less than the comparable percentages for each of the preceding five fiscal quarters for medium-term consumer loans.

Telecommunications costs decreased by $1.4 million, or 31.4%, for the six months ended June  30, 2018, as compared to the prior period, primarily as a result of implementing less expensive service providers.

Other operating expenses decreased by $1.1 million, or 10.3%, for the six months ended June 30, 2018, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Six Months Ended June 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Corporate Expenses	$40,161	$34,461	$(5,700)	(14.2%)	24.1%	20.4%
Lease termination costs	1,762	—	(1,762)	(100.0%)	1.1%	—
Depreciation & Amortization	2,490	2,422	(68)	(2.7%)	1.5%	1.4%
Sponsor Advisory Fee	315	300	(15)	(4.8%)	0.2%	0.2%
Interest expense, net	23,802	25,797	1,995	8.4%	14.3%	15.3%
Income tax expense	666	—	(666)	100.0%	0.4%	—
Total Corporate and Other Expenses	$69,196	$62,980	$(6,216)	(9.0%)	41.6%	37.3%

The decrease in corporate expenses from $40.2 million to $34.5 million, for the six months ended June 30, 2018, as compared to the prior year’s period, or a decrease of 14.2%, is primarily the result of compensation and headcount reductions.

Lease termination in the prior period is the result of closing the Company’s Utah facility.

The increase in interest expense is primarily due to the amortization of the financing costs associated with the revolving credit facility and note amendments in the first quarter of the current year. Additionally, interest expense on the subsidiary note in the current year is greater than the prior year as the note was amended and increased to $55.0 million in the second quarter of the prior year.

 There is no income tax expense in the current period due to the current net loss and the full impairment of goodwill taken in the fourth quarter of 2017.

Business Segment Results of Operations for the Six Months Ended June 30, 2018, and June 30, 2017

The following tables present summarized financial information for our segments:

	As of and for the six months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$141,717	100.0%	$27,259	100.0%		$168,976	100.0%
Provision for Loan Losses	32,782	23.1%	12,676	46.5%		45,458	26.9%
Other Operating Expenses	72,861	51.4%	3,613	13.3%		76,474	45.3%
Operating Gross Profit	36,074	25.5%	10,970	40.2%		47,044	27.8%
Interest Expense, net	19,993	14.1%	5,804	21.3%		25,797	15.3%
Depreciation and Amortization	2,236	1.6%	186	0.7%		2,422	1.5%
Other Corporate Expenses (a)	—	—	—	—	34,761	34,761	20.6%
Income (Loss) from Continuing Operations, before tax	13,845	9.8%	4,980	18.3%	(34,761)	(15,936)	(9.4)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the six months ended June 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$333,345		$35,802			$369,147
Goodwill	113,499		—			113,499
Other Intangible Assets	449		716			1,165
Total Revenues	$134,417	100.0%	$32,103	100.0%		$166,520	100.0%
Provision for Loan Losses	27,460	20.4%	15,939	49.6%		43,399	26.1%
Other Operating Expenses	77,564	57.7%	2,936	9.2%		80,500	48.3%
Operating Gross Profit	29,393	21.9%	13,228	41.2%		42,621	25.6%
Interest Expense, net	16,053	11.9%	7,749	24.1%		23,802	14.3%
Depreciation and Amortization	2,222	1.7%	268	0.8%		2,490	1.5%
Lease termination Expenses	—	—	1,762	5.5%		1,762	1.1%
Other Corporate Expenses (a)	—	—	—	—	40,476	40,476	24.3%
Income (loss) from Continuing Operations, before tax	11,118	8.3%	3,449	10.7%	(40,476)	(25,909)	(15.6)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 83.9%, or $141.7 million, of consolidated revenues for the six months ended June 30, 2018, which was an increase of $7.3 million, or 5.4%, over the prior period. Retail financial services operating gross profit as a percentage of revenue increased to 25.5% from 21.9% for the six months ended June 30, 2018, as compared to the prior period.

Internet Financial Services

For the six months ended June 30, 2018, total revenues contributed by our Internet financial services segment was $27.3 million, a decrease of $4.8 million, or 15.1%, over the prior year comparable period due to medium-term portfolios decreasing throughout the prior year.

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

While the Company is currently engaged in negotiations with its largest bondholders, the success of such negotiations cannot be assured.  Any inability to reach an agreement with existing debt holders, secure sufficient refinancing sources for our pending debt maturities and/or our inability to continue as a going concern could have a significant and material adverse effect on the Company, its operations and its investors and, in particular, could significantly impair recoveries by our current bondholders.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations.  See Item 1A “Risk Factors” in our Annual Report on Form 10-K for

the year ended December 31, 2017, for more information on how these contingences could negatively impact the Company and its bond holders.

Six Month Cash Flow Analysis

The table below summarizes our cash flows for the six months ended June 30, 2017, and 2018.

	Six Months Ending June 30,
(in thousands)	2017	2018
Net Cash Provided by Operating Activities	$29,907	$31,367
Net Cash Used in Investing Activities	(42,988)	(31,718)
Net Cash Provided by (Used in) Financing Activities	17,536	(6,325)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$4,455	$(6,676)

Cash Flows from Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2018 and 2017, were $31.4 million and $29.9 million, respectively. Net income, net of the non-cash impact of the provision for loan losses was $29.5 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively.

Cash Flows from Investing Activities.  Net cash used in investing activities during 2018 was $31.7 million.  The primary uses of cash were $28.6 million in loan originations and $3.1 million in purchases of leasehold improvements and equipment.  Net cash used in investing activities during 2017 was $43.0 million. The primary uses of cash were $39.4 million in loan originations and $3.5 million in purchases of leasehold improvements and equipment.

Cash Flows from Financing Activities.  Net cash used in financing activities during 2018 was $6.3 million.  The primary use of cash was $5.9 million in debt issuance costs.  Net cash provided by financing activities during 2017 was $17.5 million. The primary sources of cash were $15.0 million in proceeds from a subsidiary note and $14.2 million in net proceeds from lines of credit.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies. The agreement governing our $47.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies, in each case to the same extent as the indentures governing our notes. We were in compliance with these covenants as of June 30, 2018.

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

Capital Expenditures

During the six months ended June 30, 2018, the Company spent $3.1 million on capital expenditures and $3.5 million during the comparable period in the prior year. The decrease is primarily related to capital expenditures for stores acquired in the prior year, which were not replicated in the current period.

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

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.1 million at June 30, 2018 and our share of the note was $0.9 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane. The note had an outstanding balance of $1.0 million at June 30, 2018.

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

Loan Portfolio

As of June 30, 2018, we were licensed to offer loans in 33 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of June 30, 2018, and December 31, 2017, our total finance receivables net of unearned advance fees were approximately $92.1 million and $110.7 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company was $33.6 million and $37.0 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $29.3 million and $31.3 million in short-term and $1.1 million and $1.2 million in medium-term loans at June 30, 2018 and December 31,2017, respectively. The outstanding amount of active consumer loans for Texas consist of $3.2 million and $4.5 million in short-term loans at June 30, 2018 and December 31,2017, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $4.5 million and $4.8 million as of June 30, 2018, and December 31, 2017, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June  30, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of June  30, 2018, we had $358.7 million of indebtedness, of which, $47.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June  30, 2018.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

With the exception of the following risk factor, there has been no material changes with respect to the risk factors disclosed under the “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

If Ohio House Bill 123 is implemented as passed by the Ohio Legislature on July 24, 2018, it will have a material adverse effect on Ohio operations and a material adverse effect on the Company’s results of operations.

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days.  HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary currently operating in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%.  Ohio’s Governor signed HB 123 on July 30, 2018. It will become effective on or about October 30, 2018, but would only apply to loans or extensions of credit made on or after April 28, 2019. The Company is evaluating the effect the passage of HB 123 will have on its Ohio operations, but it currently believes that HB123 would have a material adverse effect on the Company’s results of operations.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of June  30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June  30, 2018 (unaudited) and June  30, 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June  30, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the Six Months Ended June  30, 2018 (unaudited) and June  30, 2017 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August  14, 2018

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer