Form 10-Q
period 2018-09-30
Community Choice Financial Inc.
filed 2018-11-14
CIK 1528061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no market for the registrant’s equity. As of September 30, 2018, there were 7,990,020 shares outstanding.

Community Choice Financial Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2018

Community Choice Financial Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$50,914	$66,627
Restricted cash	4,220	4,585
Finance receivables, net of allowance for loan losses of $13,767 and $13,517	79,054	89,707
Card related pre-funding and receivables	860	1,062
Other current assets	16,021	15,271
Total current assets	151,069	177,252
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $1,853 and $2,810	3,123	4,632
Property, leasehold improvements and equipment, net	22,394	26,848
Other intangible assets	379	924
Security deposits	2,260	2,750
Total assets	$179,225	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$32,805	$39,566
Money orders payable	6,840	7,169
Accrued interest	11,403	5,145
Current portion of capital lease obligation	9	371
Current portion of line of credit, net of deferred issuance costs of $34 and $-0-	2,966	—
Current portion of subsidiary notes payable, net of deferred issuance costs of $1,126 and $1	63,273	118
Current portion of senior secured notes, net of deferred issuance costs and unamortized discount of $3,446	243,844	—
Deferred revenue	2,535	2,535
Total current liabilities	363,675	54,904
Noncurrent Liabilities
Lease termination payable	555	818
Line of credit, net of deferred issuance costs of $-0- and $1,871	—	45,129
Subsidiary notes payable, net of deferred issuance costs of $12 and $762	958	61,077
Secured notes payable, net of deferred issuance cost of $4,827 and $-0-	37,173	—
Senior secured notes, net of deferred issuance costs of $109 and $1,664	12,391	248,126
Deferred revenue	5,619	7,520
Total liabilities	420,371	417,574
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 300,000 authorized shares and 7,990 outstanding shares at September 30, 2018 and December 31, 2017	90	90
Additional paid-in capital	129,700	129,675
Retained deficit	(370,886)	(334,883)
Treasury stock	(50)	(50)
Total stockholders' deficit	(241,146)	(205,168)
Total liabilities and stockholders' equity	$179,225	$212,406

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Finance receivable fees	$51,088	$57,808	$148,330	$154,789
Credit service fees	19,421	22,026	56,108	55,311
Check cashing fees	11,821	11,192	35,075	35,097
Card fees	2,216	2,046	6,675	6,166
Other	3,500	4,572	10,834	12,801
Total revenues	88,046	97,644	257,022	264,164
Operating expenses:
Salaries	17,177	18,040	51,670	52,829
Provision for loan losses	28,809	43,133	74,267	86,532
Occupancy	6,378	6,626	18,950	19,857
Advertising and marketing	1,363	3,362	3,870	5,720
Lease termination	164	—	730	959
Depreciation and amortization	1,929	2,311	6,256	7,176
Other	10,385	14,113	32,394	38,411
Total operating expenses	66,205	87,585	188,137	211,484
Operating gross profit	21,841	10,059	68,885	52,680
Corporate and other expenses:
Corporate expenses	16,086	21,882	50,847	62,358
Lease termination	—	—	—	1,762
Depreciation and amortization	1,074	1,287	3,496	3,777
Interest expense, net	13,916	12,210	39,713	36,012
Loss on debt extinguishment	10,832	—	10,832	—
Total corporate and other expenses	41,908	35,379	104,888	103,909
Loss from continuing operations, before tax	(20,067)	(25,320)	(36,003)	(51,229)
Provision for income taxes	—	333	—	999
Net loss	$(20,067)	$(25,653)	$(36,003)	$(52,228)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018

(Dollars in thousands)

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	25	—	25
Net loss	—	—	—	—	(36,003)	(36,003)
Balance, September 30, 2018	7,990,020	$90	$(50)	$129,700	$(370,886)	$(241,146)

See Notes to Unaudited Consolidated Financial Statements.

Community Choice Financial Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(36,003)	$(52,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	74,267	86,532
Loss on disposal of assets	390	2,280
Loss on debt extinguishment	10,832	—
Depreciation	9,207	10,580
Amortization of note discount and deferred debt issuance costs	5,777	2,988
Amortization of intangibles	545	373
Deferred income taxes	—	635
Stock-based compensation	25	42
Changes in assets and liabilities:
Short-term investments	—	500
Card related pre-funding and receivables	202	424
Other assets	(260)	637
Deferred revenue	(1,901)	(1,783)
Accrued interest	6,258	6,570
Money orders payable	(329)	153
Lease termination payable	(263)	654
Accounts payable and accrued expenses	(6,761)	11,454
Net cash provided by operating activities	61,986	69,811
Cash flows from investing activities
Net receivables originated	(62,105)	(96,400)
Net acquired assets, net of cash	—	(373)
Purchase of leasehold improvements and equipment	(5,143)	(6,315)
Net cash used in investing activities	(67,248)	(103,088)
Cash flows from financing activities
Proceeds from subsidiary note	3,500	20,000
Payments on subsidiary note	(89)	(7,385)
Proceeds from secured notes payable	42,000	—
Payments on capital lease obligations	(362)	(923)
Net advances (payments) on lines of credit	(44,000)	14,150
Debt issuance costs	(11,865)	(3,932)
Net cash provided by (used in) financing activities	(10,816)	21,910
Net decrease in cash and cash equivalents and restricted cash	(16,078)	(11,367)
Cash and cash equivalents and restricted cash:
Beginning	71,212	109,348
Ending	$55,134	$97,981

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:

	December 31,
	2017	2016
Cash and cash equivalents	$66,627	$106,333
Restricted Cash	4,585	3,015
Total cash and cash equivalents and restricted cash	$71,212	$109,348

	September 30,
	2018	2017
Cash and cash equivalents	$50,914	$92,741
Restricted Cash	4,220	5,240
Total cash and cash equivalents and restricted cash	$55,134	$97,981

Community Choice Financial Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:  Community Choice Financial Inc. (together with its consolidated subsidiaries, “CCFI” or “the Company”) owned and operated 474 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 29 states as of September 30, 2018. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

Equity method investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Under the equity method of accounting for these investments, there is no recognition of losses once the carrying value of the investment, inclusive of advances and loans, has been reduced to zero and there are no guarantee or funding obligations associated therewith.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 12.6% and 14.5% of short-term consumer loans at September 30, 2018 and December 31, 2017, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 14.0% and 12.6% of medium-term consumer loans at September 30, 2018, and December 31, 2017, respectively.

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

Lease termination payable:  The Company records a liability for the remaining lease obligations with the corresponding lease termination expense for closed retail locations disclosed in the operating expenses section, and closed corporate locations disclosed in the corporate and other expenses section, of the consolidated statements of operations, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and lines of credit. For all such instruments, other than senior secured notes and notes payable at September 30, 2018, and December 31, 2017, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2018 and December 31, 2017 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the Company’s 10.75% senior secured notes due 2019 (the “2019 notes”) and the 12.75% senior secured notes due 2020 (the “2020 notes”) were determined based on market yield on trades of the 2019 notes at the end of the recent reporting period.

	September 30, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$50,914	$50,914	1
Restricted cash	4,220	4,220	1
Finance receivables	82,177	82,177	3
Financial liabilities:
10.75% Senior secured notes	247,290	192,886	1
12.75% Senior secured notes	12,500	6,626	2
Senior Note Payable	42,000	42,000	2
Subsidiary Note payable	65,369	65,369	2
Line of Credit	3,000	3,000	2

	December 31, 2017
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$66,627	$66,627	1
Restricted cash	4,585	4,585	1
Finance receivables	94,339	94,339	3
Financial liabilities:
10.75% Senior secured notes	237,290	212,636	1
12.75% Senior secured notes	12,500	10,841	2
Subsidiary Note payable	61,958	61,958	2
Line of Credit	47,000	47,000	2

Treasury Stock:  Treasury stock is reported at cost and consists of one million common shares at September 30, 2018 and December 31, 2017.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after September 30, 2018) through the issuance date of November 14, 2018.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
Short-term consumer loans	$60,721	$66,465
Medium-term consumer loans	39,379	46,903
Gross receivables	$100,100	$113,368
Unearned advance fees, net of deferred loan origination costs	(2,303)	(2,702)
Finance receivables before allowance for loan losses	97,797	110,666
Allowance for loan losses	(15,620)	(16,327)
Finance receivables, net	$82,177	$94,339

Finance receivables, net
Current portion	$79,054	$89,707
Non-current portion	3,123	4,632
Total finance receivables, net	$82,177	$94,339

Changes in the allowance for loan losses by product type for the three months ended September 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2018	Provision	Charge-Offs	Recoveries	9/30/2018	9/30/2018	of receivables
Short-term consumer loans	$2,631	$11,437	$(19,549)	$8,104	$2,623	$60,721	4.32%
Medium-term consumer loans	11,926	8,326	(8,158)	903	12,997	39,379	33.00%
	$14,557	$19,763	$(27,707)	$9,007	$15,620	$100,100	15.60%

The provision for loan losses for the three months ended September 30, 2018, also includes losses from returned items from check cashing of $1,510.

The provision for short-term consumer loans of $11,437 is net of debt sales of $184 for the three months ended September 30, 2018.

The provision for medium-term consumer loans of $8,326 is net of debt sales of $248 for the three months ended September 30, 2018.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $43 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2018. For these loans evaluated for impairment, there were $47 of payment defaults during the three months ended September 30, 2018. The troubled debt restructurings during the three months ended September 30, 2018 are subject to an allowance of $17 with a net carrying value of $20 at September 30, 2018.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	9/30/2018	9/30/2018	of receivables
Short-term consumer loans	$2,697	$28,295	$(53,590)	$25,221	$2,623	$60,721	4.32%
Medium-term consumer loans	13,630	22,807	(26,902)	3,462	12,997	39,379	33.00%
	$16,327	$51,102	$(80,492)	$28,683	$15,620	$100,100	15.60%

The provision for loan losses for the nine months ended September 30, 2018, also includes losses from returned items from check cashing of $3,901.

The provision for short-term consumer loans of $28,295 is net of debt sales of $1,007 for the nine months ended September 30, 2018.

The provision for medium-term consumer loans of $22,807 is net of debt sales of $1,027 for the nine months ended September 30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $84 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2018. For these loans evaluated for impairment, there were $168 of payment defaults during the nine months ended September 30, 2018. The troubled debt restructurings during the nine months ended September 30, 2018, are subject to an allowance of $33 with a net carrying value of $47 at September 30, 2018.

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

The provision for short-term consumer loans of $14,438 is net of debt sales of $653 for the three months ended September 30, 2017.

The provision for medium-term consumer loans of $13,780 is net of debt sales of $785 for the three months ended September 30, 2017.

The provision and subsequent charge off related to troubled debt restructurings totaled $165 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2017. For these loans evaluated for impairment, there were $39 of payment defaults during the three months ended September 30, 2017. The troubled debt restructurings during the three months ended September 30, 2017 are subject to an allowance of $53 with a net carrying value of $84 at September 30, 2017.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $199 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2017. For these loans evaluated for impairment, there were $358 of payment defaults during the nine months ended September 30, 2017. The troubled debt restructurings during the nine months ended September 30, 2017, are subject to an allowance of $64 with a net carrying value of $120 at September 30, 2017.

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2018, and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Short-term balance, beginning of period	$4,272	$2,945	$4,570	$2,907
Provision for loan losses	7,469	13,365	19,048	22,434
Charge-offs, net	(7,488)	(12,133)	(19,365)	(21,164)
Short-term balance, end of period	$4,253	$4,177	$4,253	$4,177

Medium-term balance, beginning of period	$212	$156	$248	$192
Provision for loan losses	67	59	216	240
Charge-offs, net	(89)	(43)	(274)	(260)
Medium-term balance, end of period	$190	$172	$190	$172

Total balance, beginning of period	$4,484	$3,101	$4,818	$3,099
Provision for loan losses	7,536	13,424	19,264	22,674
Charge-offs, net	(7,577)	(12,176)	(19,639)	(21,424)
Total balance, end of period	$4,443	$4,349	$4,443	$4,349

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $33,806 and $36,967 at September 30, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement.  The total gross finance receivables for the Ohio CSO product consist of $29,862 and $31,341 in short-term and $737 and $1,166 in medium-term loans at September 30, 2018, and December 31, 2017, respectively. The total gross finance receivables for the Texas CSO product consist of $3,207 and $4,460 in short-term loans at September 30, 2018, and December 31, 2017, respectively. The provision for third party lender losses of $7,536 and $19,264 for the three months and nine months ending September 30, 2018, is net of debt sales of $181 and $766, respectively. The provision for third party lender losses of

$13,424 and $22,674 for the three months and nine months ending September 30, 2017, is net of debt sales of $636 and $879, respectively.

For the Ohio CSO Program, the Company was required to purchase $12,595 and $14,046 of short-term loans and $186 and $122 of medium-term loans during the three months, and $37,015 and $27,439 of short-term loans and $523 and $485 of medium-term during the nine months ended September 30, 2018, and 2017, respectively. As these loans were in default when purchased, they met the Company’s policy to be fully charged-off at acquisition. The Company recognized recoveries of $7,269 and $4,994 of short-term and $74 and $80 of medium-term collections on these loans during the three months, and $23,946 and $13,275 of short-term and $220 and $225 of medium-term collections on these loans  during the nine months ended September 30, 2018, and 2017, respectively.

For the Texas CSO Program, the Company was required to purchase $3,242 and $5,365 of short-term loans during the three months, and $9,346 and $12,385 of short-term loans during the nine months ended September 30, 2018, and 2017, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $1,069 and $1,972 of short-term collections on these loans  during the three months, and $3,343 and $5,146 of short-term collections on these loans  during the nine months ended September 30, 2018, and 2017, respectively.

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

The aging of receivables at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
Current finance receivables	$90,043	90.0%	$101,102	89.2%
Past due finance receivables (1 - 30 days)
Short-term consumer loans	1,487	1.5%	2,046	1.8%
Medium-term consumer loans	5,469	5.4%	6,502	5.7%
Total past due finance receivables (1 - 30 days)	6,956	6.9%	8,548	7.5%
Past due finance receivables (31 - 60 days)
Medium-term consumer loans	2,449	2.4%	3,130	2.8%
Total past due finance receivables (31 - 60 days)	2,449	2.4%	3,130	2.8%
Past due finance receivables (61 - 90 days)
Medium-term consumer loans	652	0.7%	588	0.5%
Total past due finance receivables (61 - 90 days)	652	0.7%	588	0.5%
Total delinquent	10,057	10.0%	12,266	10.8%
	$100,100	100.0%	$113,368	100.0%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the nine months ended September 30, 2018.

Note 4. Other Intangible Assets

Intangible amortization expense for the three months ended September 30, 2018, and 2017 was $107 and $123, respectively, and for the nine months ended September 30, 2018, and 2017 was $545 and $373, respectively. There were no additional significant changes to other intangible assets during the nine months ended September 30, 2018.

Note 5. Pledged Assets and Debt

Lines of credit at September 30, 2018 and December 31, 2017, consisted of the following:

	September 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$47,000 Revolving credit, secured, interest rate as defined below, due April 2019, refinanced September 2018, collateralized by all Guarantor Company assets	$—	$—	$—	$47,000	$1,871	$45,129
$45,000 Revolving credit, secured, 9.00%, due September 2020, $3,000 portion due October 2018, collateralized by all Guarantor Company assets	3,000	34	2,966	—	—	—
	3,000	34	2,966	47,000	1,871	45,129
Less current maturities	3,000	34	2,966	—	—	—
Long-term portion	$—	$—	$—	$47,000	$1,871	$45,129

On September 6, 2018, the Company completed a refinancing of its existing $47,000 revolving credit facility, with Victory Park Management, LLC (“VPC”), as administrative agent, and certain of VPC’s affiliates as lenders (the “Existing Credit Facility”).  The Company recorded a loss related to the refinancing transaction composed of a prepayment penalty of $8,261 and the write-off of unamortized debt issuance costs of $2,571. The Company entered into a $45,000 revolving credit agreement, dated as of September 6, 2018 (the “Revolving Credit Agreement”), with certain affiliates of VPC and Community Choice Financial Issuer, LLC, a wholly-owned, subsidiary of the Company (“CCF Issuer”). Proceeds from this facility were used, along with borrowings under the Amended Loan and Security Agreement described below, cash on hand and the issuance of New 2019 Notes described below to affiliates of VPC, for the termination and satisfaction in full of the Existing Credit Facility.

The Revolving Credit Agreement matures September 6, 2020, and bears interest at 9.00% per annum.  Additionally, it has a make-whole provision and an unused commitment fee of 9.00% per annum, in each case, with respect to the $42,000 portion of the revolving credit facility held by CCF Issuer, which has been eliminated in consolidation.  The Revolving Credit Agreement required a repayment to VPC of $3,000 on October 31, 2018 and requires the Company to execute a deleveraging transaction on or before November 30, 2018. The Revolving Credit Agreement also contains a cross-default to the Existing Notes, the New Secured Notes described below and the Amended Loan and Security Agreement described below.

Secured notes payable at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$42,000 Secured note payable, 9.00%, collateralized by all Guarantor Company assets, due September 2020	$42,000	$4,827	$37,173	$—	$—	$—
	42,000	4,827	37,173	—	—	—
Less current maturities	—	—	—	—	—	—
Long-term portion	$42,000	$4,827	$37,173	$—	$—	$—

On September 6, 2018, CCF Issuer entered into an indenture with Community Choice Financial Holdings, LLC, a wholly-owned subsidiary of the Company, as guarantor, governing the issuance of $42,000 of 9.00% senior secured notes due September 6, 2020 (the “New Secured Notes”). The New Secured Notes were issued as part of a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, to certain significant holders of the Company’s senior secured notes payable. The proceeds from the New Secured Notes were used to fund $42,000 in loans to the Company pursuant to the Revolving Credit Agreement described above.

Senior secured notes payable at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance			Issuance
		Costs and			Costs and
		Unamortized	Net		Unamortized	Net
	Principal	Discount	Principal	Principal	Discount	Principal
$405,000 Senior Note payable, 10.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2019	$247,290	$3,446	$243,844	$237,290	$1,504	$235,786
$25,000 Senior Note payable, 12.75%, collateralized by all Guarantor Company assets, semi-annual interest payments with principal due May 2020	12,500	109	12,391	12,500	160	12,340
	259,790	3,555	256,235	249,790	1,664	248,126
Less current maturities	247,290	3,446	243,844	—	—	—
Long-term portion	$12,500	$109	$12,391	$249,790	$1,664	$248,126

On September 6, 2018, the Company issued $10,000 aggregate principal amount of its 2019 Notes as “Additional Notes” pursuant to the indenture governing the 2019 Notes (the “New 2019 Notes”) and as part of the termination and satisfaction of the Existing Credit Facility. The New 2019 Notes were recorded net of $1,739 of debt discount, which results in an effective interest rate of approximately 38.2%. The amortization of discount was $177 for the nine months ended September 30, 2018.

Subsidiary notes payable at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018			December 31, 2017
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$65,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2019	$63,500	$1,125	$62,375	$60,000	$744	$59,256
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	837	2	835	882	5	877
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	1,032	11	1,021	1,076	14	1,062
	65,369	1,138	64,231	61,958	763	61,195
Less current maturities	64,399	1,126	63,273	119	1	118
Long-term portion	$970	$12	$958	$61,839	$762	$61,077

On March 30, 2018, the $60,000 Note was amended to extend the maturity date to April 4, 2019. The March 30, 2018, amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. On September 6, 2018, the $60,000 Note was further amended to increase the capacity under the facility to $65,000, with $1,500 of the additional capacity subject to lender discretion (the “Amended Loan and Security Agreement”). The September 6, 2018, amendment, among other things, increased the administrative fee to 1.2% per annum and increased the interest rate to 17.0% per annum on principal amounts over $60.0 million. The amendments allow for additional short term loans within the borrowing base and includes additional covenants addressing minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting and a monthly consolidated EBITDA test.

Liquidity and Need for Additional Capital

The Company’s indebtedness includes $247,290 of senior notes and $63,500 in subsidiary notes that are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness as it becomes due.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations. These factors raise substantial doubt regarding the Company’s ability to meet its obligations and continue as a going concern for the period which extends one-year from the issuance of these financial statements. On November 1, 2018, the Company entered into an agreement (“Restructuring Support Agreement”), setting forth a restructuring, which upon consummation would satisfy its obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) required under its New Secured Notes.  The Deleveraging Transaction will be implemented through an out of court restructuring of certain of the Company’s outstanding indebtedness, including the senior secured notes described above.  See Note 16. Subsequent Event for further detail regarding the Restructuring Support Agreement. The Restructuring Support Agreement does not directly address the obligations under the Subsidiary Notes, and those obligations will continue in full force and effect. We are in discussions with the lenders under the Subsidiary Notes to increase that facility. Management is not able to conclude at this time that its plan to restructure its indebtedness pursuant to the Deleveraging contemplated by the Restructuring Support Agreement is both probable of being implemented and of mitigating the events and conditions that have given rise to such substantial doubt.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$3,067	$5,465
Accrued payroll and compensated absences	7,442	7,718
Wire transfers payable	1,898	2,238
Accrual for third-party losses	4,443	4,818
Unearned CSO Fees	7,581	8,029
Deferred rent	699	867
Bill payment service liability	2,289	2,604
Lease termination	1,317	1,978
Other	4,069	5,849
	$32,805	$39,566

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

Rental expense, including common area maintenance and real estate tax expense, totaled $6,687 and $6,937 for the three months ended September 30, 2018, and 2017, and $19,882 and $20,879 for the nine months ended September 30, 2018 and 2017, respectively.

The Company closed its Utah facility during the three months ended March 31, 2017, resulting in lease termination expense of $1,762 which is disclosed on the consolidated statement of operations

There were no additional significant changes to operating and capital lease commitments during the nine months ended September 30, 2018.

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

The following table summarizes the allocation of the portfolio balance by state at September 30, 2018, and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$11,818	11.8%	$12,808	11.3%
Arizona	11,343	11.3	11,994	10.6
California	32,661	32.6	39,835	35.1
Mississippi	7,418	7.4	7,409	6.5
Virginia	11,439	11.4	12,018	10.6
Other retail segment states	19,370	19.5	19,696	17.4
Other internet segment states	6,051	6.0	9,608	8.5
Total	$100,100	100.0%	$113,368	100.0%

The other retail segment states are:  Florida, Indiana, Kentucky, Michigan, Oregon, and Tennessee.  The Retail financial services segment includes Ohio, however, for the concentration of credit risk table, other retail segment states excludes Ohio as it offers a CSO product through a third-party lender.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The Company offers a CSO product in Ohio and Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $33,806 and $36,967 at September 30, 2018, and December 31, 2017, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $29,862 and $31,341 in short-term and $737 and $1,166 in medium-term loans at September 30, 2018, and December 31, 2017, respectively. The total gross finance receivables for the Texas CSO product consist of $3,207 and $4,460 in short-term loans at September 30, 2018 and December 31,2017, respectively.

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

Stock option activity for the nine months ended September 30, 2018, is as follows (these amounts have not been rounded in thousands):

		Weighted-Average		Aggregate
		Exercise Price	Weighted-Average	Intrinsic
		(actual per	Remaining	Value
	Shares	share price)	Contractual Term	(thousands)
Outstanding at December 31, 2017	1,332,632	$2.25	8.5	N/A
Granted	76,559	1.00	7.8	N/A
Exercised	—	—	—	N/A
Forfeited or expired	—	—	—	N/A
Outstanding at September 30, 2018	1,409,191	$2.18	7.8	N/A
Exercisable at September 30, 2018	1,286,410	$2.25	7.7	$—
Vested or expected to vest at September 30, 2018	1,409,191	$2.18	7.8	$—

Stock-based compensation costs for the nine months ended September 30, 2018, and 2017, were $25 and $42, respectively. As of September 30, 2018, and December 31, 2017, unrecognized stock-based compensation costs to be recognized over future periods approximated $41 and $66, respectively. At September 30, 2018, the remaining unrecognized compensation expense was $41 for certain awards that vest over the requisite service period. The remaining compensation expense of $41 would typically be recognized over a weighted-average period of 1.3 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $7 and $17 for the nine months ended September 30, 2018, and 2017, respectively.

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$75,643	100.0%	$12,403	100.0%		$88,046	100.0%
Provision for Loan Losses	23,014	30.4%	5,795	46.7%		28,809	32.6%
Other Operating Expenses	35,683	47.2%	1,713	13.8%		37,396	42.5%
Operating Gross Profit	16,946	22.4%	4,895	39.5%		21,841	24.9%
Interest Expense, net	8,333	11.0%	5,583	45.0%		13,916	15.8%
Depreciation and Amortization	982	1.3%	92	0.7%		1,074	1.2%
Loss on Debt Extinguishment (a)	—		—		10,832	10,832	12.3%
Other Corporate Expenses (a)	—		—		16,086	16,086	18.3%
Income (loss) from Continuing Operations, before tax	7,631	10.1%	(780)	(6.3)%	(26,918)	(20,067)	(22.8)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the loss on debt extinguishment and other corporate expenses as unallocated.

	As of and for the nine months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$217,360	100.0%	$39,662	100.0%		$257,022	100.0%
Provision for Loan Losses	55,796	25.7%	18,471	46.6%		74,267	28.9%
Other Operating Expenses	108,544	49.9%	5,326	13.4%		113,870	44.3%
Operating Gross Profit	53,020	24.4%	15,865	40.0%		68,885	26.8%
Interest Expense, net	28,326	13.0%	11,387	28.7%		39,713	15.5%
Depreciation and Amortization	3,218	1.5%	278	0.7%		3,496	1.5%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	4.2%
Other Corporate Expenses (a)	—	—	—	—	50,847	50,847	19.8%
Income (Loss) from Continuing Operations, before tax	21,476	9.9%	4,200	10.6%	(61,679)	(36,003)	(14.0)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the loss on debt extinguishment and other corporate expenses as unallocated.

	As of and for the three months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$77,732	100.0%	$19,912	100.0%		$97,644	100.0%
Provision for Loan Losses	26,577	34.2%	16,556	83.1%		43,133	44.2%
Other Operating Expenses	40,369	51.9%	4,083	20.6%		44,452	45.5%
Operating Gross Profit	10,786	13.9%	(727)	(3.7)%		10,059	10.3%
Interest Expense, net	8,513	11.0%	3,697	18.6%		12,210	12.5%
Depreciation and Amortization	1,196	1.5%	91	0.5%		1,287	1.3%
Other Corporate Expenses (a)	—	—	—		21,882	21,882	22.4%
Income (loss) from Continuing Operations, before tax	1,077	1.4%	(4,515)	(22.7)%	(21,882)	(25,320)	(25.9)%

(a)	Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

	As of and for the nine months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$212,149	100.0%	$52,015	100.0%		$264,164	100.0%
Provision for Loan Losses	54,037	25.5%	32,495	62.5%		86,532	32.8%
Other Operating Expenses	117,933	55.6%	7,019	13.5%		124,952	47.3%
Operating Gross Profit	40,179	18.9%	12,501	24.0%		52,680	19.9%
Interest Expense, net	24,566	11.6%	11,446	22.0%		36,012	13.6%
Depreciation and Amortization	3,418	1.6%	359	0.7%		3,777	1.4%
Lease termination Expenses	—	—	1,762	3.4%		1,762	0.7%
Other Corporate Expenses (a)	—	—	—	—	62,358	62,358	23.6%
Income (loss) from Continuing Operations, before tax	12,195	5.7%	(1,066)	(2.0)%	(62,358)	(51,229)	(19.4)%

(a)Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose other corporate expenses as unallocated.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The differences between our effective rate and the U.S. statutory rate is primarily due to non-deductible expenses, state taxes, and changes in valuation allowance. The Company had no liability recorded for unrecognized tax benefits at September 30, 2018, and December 31, 2017.

At September 30, 2018, the Company had gross deferred tax assets of $81,327 and a valuation allowance of $81,327. At December 31, 2017, the Company had gross deferred tax assets of $71,896 and a valuation allowance of $71,896. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $33,806 and $36,967, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $33,069 and $35,801 in short-term and $737 and $1,166 in installment loans at September 30, 2018, and December 31, 2017, respectively. The accrual for third party lender losses related to these obligations totaled $4,443 and $4,818 as of September  30, 2018, and December 31, 2017, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

The 2019 notes and 2020 notes are guaranteed by all of the Company’s guarantor subsidiaries existing as of April 29, 2011 (the date the Company issued the 2019 notes) and any subsequent guarantor subsidiaries that guarantee the Company’s indebtedness or the indebtedness of any other subsidiary guarantor (the “Subsidiary Guarantors”), in accordance with the Indentures. The Company is a holding company and has no independent assets or operations of its own. The guarantees under the 2019 notes and 2020 notes are full, unconditional, and joint and several. There are no restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from its restricted subsidiaries by dividend or loan, except for net worth requirements of certain states in which the Company operates. Certain Subsidiary Guarantors are required to maintain net worth ranging from $10 to $1,100. The total net worth requirements of these Subsidiary Guarantors are $3,250. The Indentures contain certain affirmative and negative covenants applicable to the Company and its Subsidiary Guarantors, including restrictions on their ability to incur additional indebtedness, consummate certain asset sales, make investments in certain entities that create liens on their assets, enter into certain affiliate transactions and make certain restricted payments, including restrictions on the Company’s ability to pay dividends on, or repurchase, its common stock.

Note 15. Supplemental Condensed Consolidating Guarantor and Non‑Guarantor Financial Information

The following presents the condensed consolidating guarantor financial information as of September 30, 2018, and December 31, 2017, and for the nine months ended September 30, 2018, and 2017, for the subsidiaries of the Company that serve as guarantors of the 2019 notes and the 2020 notes, and for the subsidiaries that do not serve as a guarantor. As of September 30, 2018, the non-guarantor subsidiaries are CCFI Funding LLC, CCFI Funding II LLC and CCFI Issuer LLC. Each of the Company’s guarantor subsidiaries are 100% owned by the Company or its subsidiaries, and all guarantees are full, unconditional, and joint and several.

Of the entities under “Non-Guarantor Subsidiaries” in the tables below, Florida II, CCFI Funding, CCFI Funding II, and CCFI Issuer are “Unrestricted Subsidiaries” as defined in the Indentures. CCFI Funding was created on December 20, 2013, and CCFI Funding II was established on September 19, 2014. CCFI Issuer was created on September 6, 2018, as part of the debt refinancing. Refer to the “Non-Guarantor Subsidiaries” columns in the following condensed consolidating schedules. The remainder of the entities included under “Non-Guarantor Subsidiaries” in the tables below are “Restricted Subsidiaries” as defined in the Indentures governing the 2019 notes, new 2019 notes and the 2020 notes and, for the periods specified, did not have material assets, liabilities, revenue or expenses.

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$44,746	$6,168	$—	$50,914
Restricted cash	—	4,220	—	—	4,220
Finance receivables, net	—	11,002	68,052	—	79,054
Card related pre-funding and receivables	—	860	—	—	860
Other current assets	5,268	39,533	52,850	(81,630)	16,021
Total current assets	5,268	100,361	127,070	(81,630)	151,069
Noncurrent Assets
Investment in Subsidiaries	359,376	—	—	(359,376)	—
Finance receivables, net	—	3,123	—	—	3,123
Property, leasehold improvements and equipment, net	—	22,394	—	—	22,394
Other intangible assets	—	379	—	—	379
Security deposits	—	2,260	—	—	2,260
Total assets	$364,644	$128,517	$127,070	$(441,006)	$179,225
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$43,276	$18,213	$(28,684)	$32,805
Money orders payable	—	6,840	—	—	6,840
Accrued interest	11,629	4	4,863	(5,093)	11,403
Current portion of capital lease obligation	—	9	—	—	9
Current portion of lines of credit	44,966	—	—	(42,000)	2,966
Current portion of subsidiary note payable	—	899	62,374	—	63,273
Current portion of senior secured notes	243,844	—	—	—	243,844
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	300,439	53,563	91,303	(81,630)	363,675
Noncurrent Liabilities
Lease termination payable	—	555	—	—	555
Subsidiary note payable	—	958	—	—	958
Secured note payable	—	—	37,173	—	37,173
Senior secured notes	12,391	—	—	—	12,391
Deferred revenue	—	5,619	—	—	5,619
Total liabilities	312,830	60,695	128,476	(81,630)	420,371
Stockholders' Equity (Deficit)	51,814	67,822	(1,406)	(359,376)	(241,146)
Total liabilities and stockholders' equity	$364,644	$128,517	$127,070	$(441,006)	$179,225

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$57,526	$9,101	$—	$66,627
Restricted cash	—	4,585	—	—	4,585
Finance receivables, net	—	47,221	42,486	—	89,707
Card related pre-funding and receivables	—	1,062	—	—	1,062
Other current assets	—	39,604	17,951	(42,284)	15,271
Total current assets	—	149,998	69,538	(42,284)	177,252
Noncurrent Assets
Investment in Subsidiaries	360,599	—	—	(360,599)	—
Finance receivables, net	—	4,632	—	—	4,632
Property, leasehold improvements and equipment, net	—	26,848	—	—	26,848
Other intangible assets	—	924	—	—	924
Security deposits	—	2,750	—	—	2,750
Total assets	$360,599	$185,152	$69,538	$(402,883)	$212,406
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$—	$57,696	$14,364	$(32,494)	$39,566
Money orders payable	—	7,169	—	—	7,169
Accrued interest	5,140	5	3,937	(3,937)	5,145
Current portion of capital lease obligation	—	371	—	—	371
Current portion of subsidiary note payable	—	118	—	—	118
CCFI Funding notes	—	—	5,853	(5,853)	—
Deferred revenue	—	2,535	—	—	2,535
Total current liabilities	5,140	67,894	24,154	(42,284)	54,904
Noncurrent Liabilities
Lease termination payable	—	818	—	—	818
Lines of credit	45,129	—	—	—	45,129
Subsidiary note payable	—	1,821	59,256	—	61,077
Senior secured notes	248,126	—	—	—	248,126
Deferred Revenue	—	7,520	—	—	7,520
Total liabilities	298,395	78,053	83,410	(42,284)	417,574
Stockholders' Equity (Deficit)	62,204	107,099	(13,872)	(360,599)	(205,168)
Total liabilities and stockholders' equity	$360,599	$185,152	$69,538	$(402,883)	$212,406

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$58,326	$90,004	$—	$148,330
Credit service fees	—	56,108	—	—	56,108
Check cashing fees	—	35,075	—	—	35,075
Card fees	—	6,675	—	—	6,675
Dividend	—	13,500	—	(13,500)	—
Other	—	11,413	578	(1,157)	10,834
Total revenues	—	181,097	90,582	(14,657)	257,022

Operating expenses:
Salaries	—	51,670	—	—	51,670
Provision for loan losses	—	25,350	48,917	—	74,267
Occupancy	—	18,950	—	—	18,950
Advertising and marketing	—	3,870	—	—	3,870
Lease termination costs	—	730	—	—	730
Depreciation and amortization	—	6,256	—	—	6,256
Other	—	32,394	—	—	32,394
Total operating expenses	—	139,220	48,917	—	188,137
Operating gross profit	—	41,877	41,665	(14,657)	68,885

Corporate expenses	—	50,404	443	—	50,847
Intercompany management fee	—	(4,990)	4,990	—	—
Depreciation and amortization	—	3,496	—	—	3,496
Loss on debt extinguishment	10,832	—	—	—	10,832
Interest expense, net	30,157	339	10,374	(1,157)	39,713
Interest expense allocation	(30,157)	30,157	—	—	—
Total corporate and other expenses	10,832	79,406	15,807	(1,157)	104,888
Income (loss) before income taxes	(10,832)	(37,529)	25,858	(13,500)	(36,003)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(10,832)	$(37,529)	$25,858	$(13,500)	$(36,003)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Income (unaudited)

Nine Months Ended September 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Finance receivable fees	$—	$107,844	$46,945	$—	$154,789
Credit service fees	—	55,311	—	—	55,311
Check cashing fees	—	35,097	—	—	35,097
Card fees	—	6,166	—	—	6,166
Dividend	—	15,000	—	(15,000)	—
Other	—	13,198	497	(894)	12,801
Total revenues	—	232,616	47,442	(15,894)	264,164

Operating expenses:
Salaries	—	52,829	—	—	52,829
Provision for loan losses	—	54,413	32,119	—	86,532
Occupancy	—	19,857	—	—	19,857
Advertising and marketing	—	5,720	—	—	5,720
Lease termination costs	—	959	—	—	959
Depreciation and amortization	—	7,176	—	—	7,176
Other	—	38,411	—	—	38,411
Total operating expenses	—	179,365	32,119	—	211,484
Operating gross profit	—	53,251	15,323	(15,894)	52,680

Corporate expenses	—	62,061	297	—	62,358
Intercompany management fee	—	(2,447)	2,447	—	—
Lease termination	—	1,762	—	—	1,762
Depreciation and amortization	—	3,777	—	—	3,777
Interest expense, net	27,804	597	8,505	(894)	36,012
Interest expense allocation	(27,804)	27,804	—	—	—
Total corporate and other expenses	—	93,554	11,249	(894)	103,909
Income (loss) before income taxes	—	(40,303)	4,074	(15,000)	(51,229)
Provision (benefit) for income taxes	—	785	(80)	294	999
Net income (loss)	$—	$(41,088)	$4,154	$(15,294)	$(52,228)

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2018

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$7,102	$22,069	$32,815	$61,986
Cash flows from investing activities
Net receivables repaid (originated)	—	12,378	(74,483)	(62,105)
Purchase of leasehold improvements and equipment	—	(5,143)	—	(5,143)
Net cash provided by (used in) investing activities	—	7,235	(74,483)	(67,248)
Cash flows from financing activities
Proceeds from subsidiary note	—	—	3,500	3,500
Payments on subsidiary note	—	(89)	—	(89)
Proceeds from secured notes	—	—	42,000	42,000
Payments on capital lease obligations	—	(362)	—	(362)
Net proceeds (payments) on lines of credit	(2,000)	(42,000)	—	(44,000)
Debt issuance costs	(5,102)	2	(6,765)	(11,865)
Net cash provided by (used in) financing activities	(7,102)	(42,449)	38,735	(10,816)
Net decrease in cash and cash equivalents and restricted cash	—	(13,145)	(2,933)	(16,078)
Cash and cash equivalents and restricted cash:
Beginning	—	62,111	9,101	71,212
Ending	$—	$48,966	$6,168	$55,134

Community Choice Financial Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2017

	Community	Guarantor	Non‑Guarantor
	Choice Financial	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,670)	$60,296	$23,185	$-	$69,811
Cash flows from investing activities
Investment in subsidiary	—	(10,000)	—	10,000	—
Net receivables originated	—	(25,558)	(70,842)	-	(96,400)
Net acquired assets, net of cash	—	(373)	—		(373)
Purchase of leasehold improvements and equipment	—	(6,315)	—	-	(6,315)
Net cash used in investing activities	—	(42,246)	(70,842)	10,000	(103,088)
Cash flows from financing activities
Capital contributed	—	—	10,000	(10,000)	—
Proceeds from subsidiary note	—	—	20,000	-	20,000
Payments on subsidiary note	—	(85)	(7,300)	-	(7,385)
Payments on capital lease obligations, net	—	(923)	—		(923)
Net proceeds (payments) on lines of credit	16,400	(2,250)	—	-	14,150
Debt issuance costs	(2,730)	—	(1,202)	-	(3,932)
Net cash provided by (used in) financing activities	13,670	(3,258)	21,498	(10,000)	21,910
Net increase (decrease) in cash and cash equivalents and restricted cash	—	14,792	(26,159)	-	(11,367)
Cash and cash equivalents and restricted cash:
Beginning	—	74,792	34,556	-	109,348
Ending	$—	$89,584	$8,397	$—	$97,981

Note 16. Subsequent Event

On October 31, 2018, pursuant to the terms of its Revolving Credit Agreement, the Company repaid $3,000 of principal to VPC.  The current principal amount outstanding is $42,000.

The Company did not make a $13,715 interest payment due November 1, 2018 on the 2019 Notes and the 2020 Notes. Each of the Indentures governing the 2019 Notes and the 2020 Notes provides that the Company has a 30-day grace period before an event of default under the Indentures will arise. The failure to make this payment also has caused an “Event of Default” under the Company’s $42,000 revolving credit agreement and the New Secured Notes.

On November 1, 2018, the Company entered into the Restructuring Support Agreement with the Noteholder Majority (defined below), setting forth a restructuring, which upon consummation would satisfy its obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) required under its New Secured Notes (defined below). The Deleveraging Transaction will be implemented through an out of court restructuring of certain of the Company’ indebtedness, including the notes and revolving credit facility discussed above. In excess of 50% of the holders or managers for (or parties having the contractual right to vote or consent in respect of) certain beneficial holders (collectively the “Noteholder Majority”) of the Company’s 10.75% senior secured notes due May 1, 2019 (the “2019 Notes”) and 100% of the holders of the Company’s 12.75% senior secured notes due May 1, 2020 (the “2020 Notes” and together with the 2019 Notes, the “Existing Notes,”), and in excess of 95% of the 9.0% senior secured notes due in 2020 (“New Secured Notes”) issued by a subsidiary of the Company, were also signatories to the Restructuring Support Agreement.

Through the consummation of the Deleveraging Transaction, the enterprise will realize a substantial reduction in its cash interest obligations. The $260,000 of Existing Notes will be satisfied. The $260,000 New PIK Notes (defined below) will be unsecured, will not require cash interest payments, will have extended maturity dates, and may be redeemed for equity in certain circumstances. The Company believes the improved leverage profile of the enterprise to be in the best interest of all of its stakeholders.

The Deleveraging will be effected by way of a strict foreclosure, pursuant to which the collateral agent under the Existing Indentures, acting at the direction of the Noteholder Majority of each of the Existing Notes, will acquire all right, title and interest in and to all of the assets of the Company, including the issued and outstanding equity interests in each of the Company’s direct subsidiaries (the “Foreclosure Assets”) and such assets will be transferred by the collateral agent to a new limited liability company (or other corporate entity) (the “Opco”), which will be an indirect wholly-owned subsidiary of a newly formed holding company (“Newco”) and will not be owned or controlled by the Company.

The Opco will be an indirect wholly owned subsidiary of a newly formed holding company (the “Newco”). As a result of the strict foreclosure transaction, all obligations represented by the Existing Notes will be extinguished.

Generally, the Deleveraging Transaction will provide that:

•

The Company’s obligations under its existing $42,000 revolving credit agreement will be extended to mature four and one-half years after the closing date of the transaction and will be assumed by the Opco and the New Secured Notes (which are backed by the revolving credit agreement) will remain outstanding and be similarly extended (in each case, subject to amendment as provided in the term sheet attached as Exhibit 1 to the Restructuring Support Agreement (the “Term Sheet”)).

•

The holders of the New Secured Notes will receive Newco Class B Common Units representing approximately 12.3% of the total number of outstanding Common Units of the Newco outstanding on the effective date.

•

The holders of the Existing Notes will receive their pro rata share of (i) a new series of 10.75% Unsecured PIK Notes issued by the Newco (the “New PIK Notes”), which will mature five years after the closing date of the transaction, which New PIK Notes may, under certain circumstances be redeemed in Class A Common Units of the Newco and shall have other terms as described in the Term Sheet and (ii) 100% of Class A Common Units of the Newco issued on the effective date.

•

The Class A Common Units issued on the Effective Date are subject to dilution by the Class B Units, Class C Units, Class A Common Units that may be issued in redemption of the New PIK Notes, Common Units in respect of certain issuances of additional debt securities, and Common Units issuable under the MIP (defined below). In the event that the New PIK Notes are redeemed in Class A Common Units, the number of such units will represent 99% of all Common Units of Newco other than Class B Common Units, Class C Common Units, and additional Common Units that may be issued in respect of a Qualified Financing (as defined in the Term Sheet).

The Class A Common Units and Class B Common Units (which Class B Common Units will represent 12.3% of the aggregate number of the issued and outstanding common units on the effective date, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the New PIK Notes (“Redemption Units”), or (ii) in connection with the issuance of any additional debt securities (“Additional Financing Units”), such that they continue to represent 12.3% of the issued and outstanding common units (including such Redemption Units and Additional Financing Units, but subject to dilution from the MIP)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of Newco). Class C Common Units will be entitled to a percentage (to be agreed) of distributions from the Newco after payments in respect of the Existing Notes have exceeded the balance thereof. The Class C Common Units shall be subject to dilution from the MIP and other Common Units and other equity interests of Newco that may be issued after the effective date of the Deleveraging.

The Restructuring Support Agreement also (i) requires the establishment of a customary Management Incentive Plan (the “MIP”), pursuant to which a number of non-voting Common Units or profit interests equal to up to 15% of the outstanding Newco Common Units after giving effect to these transactions shall be reserved for participants on terms to be determined by the board of Newco and (ii) establishes governance for the Newco, including as to the composition of the board. The Company and other parties thereto agree to use commercially reasonable efforts to effectuate the Deleveraging transaction. Completion of the strict foreclosure remains subject to negotiation and execution of definitive documentation satisfactory in form and substance to the Company and the Noteholder Majority of each of the Existing Notes, in their respective sole discretion, and other conditions, including obtaining further consents described in the Restructuring Support Agreement, including of certain beneficial holders of Existing Notes.

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

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of September 30, 2018, we operated 474 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 29 states.

Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer’s needs. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products.

Factors Affecting Our Results of Operations

Changes in Legislation & Regulation

As previously disclosed in the Company’s Annual Report on Form 10-K, although congressional efforts to override the Bureau of Consumer Financial Protection (formerly known as the Consumer Financial Protection Bureau of “CFPB”) rules applicable to payday, title and certain high-cost installment loans adopted in October 2017 (“CFPB Rule”), were unsuccessful, the CFPB Rule remains subject to challenge in a lawsuit filed by the Community Financial Services Association of America and Consumer Service Alliance of Texas on April 9, 2018, in the U.S. District Court for the Western District of Texas, Austin Division.  In addition, the constitutionality of the CFPB’s structure also remains subject to various legal challenges. It is possible that the CFPB’s structure and the CFPB Rule will also be subject to legal challenge by other trade groups or other private parties.

On October 26, 2018, the CFPB released a “Public Statement Regarding Payday Rule Reconsideration and Delay of Compliance Date,” which stated:

The Bureau expects to issue proposed rules in January 2019 that will reconsider the Bureau’s rule regarding Payday, Vehicle Title, and Certain High-Cost Installment Loans and address the rule’s compliance date. The Bureau will make final decisions regarding the scope of the proposal closer to the issuance of the proposed rules. However, the Bureau is currently planning to propose revisiting only the ability-to-repay provisions and not the payments provisions, in significant part because the ability-to-repay provisions have much greater consequences for both consumers and industry than the payment provisions. The proposals will be published as quickly as practicable consistent with the Administrative Procedure Act and other applicable law.

Modification of the ability-to-repay provisions of the CFPB Rule would be advantageous to both consumers and the industry, but the payment provisions are unduly complicated given the burden placed on lenders to obtain affirmative reauthorization from consumers before initiating further payment attempts after two consecutive unsuccessful attempts.  The final form of any re-issued CFPB Rules is unknown and the impact on the Company cannot be reasonably determined at this time.

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days.  HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary currently operating in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%.  Ohio’s Governor signed HB 123 on July 30, 2018. It will become effective on or about October 30, 2018, but would only apply to loans or extensions of credit made on or after April 28, 2019. The Company is evaluating product alternatives that could be offered by its Ohio subsidiaries. Absent product alternatives, HB123 will have a material adverse effect on the Company’s results of operations.

Access to Liquidity and Capital Structure

The Company has $247.3 million of senior secured notes and $63.5 million in subsidiary notes due in the second quarter of 2019. The Company’s access to liquidity is critical to support its business model.  On November 1, 2018, the Company entered the Restructuring Support Agreement, setting forth a restructuring, which upon consummation would satisfy its obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) required under its New Secured Notes.  The Deleveraging Transaction will be implemented through an out of court restructuring of certain of the Company’s outstanding indebtedness, including the senior secured notes described above. The Restructuring Support Agreement does not directly address the obligations under the Subsidiary Notes, and those obligations will continue in full force and effect. We are in discussions with the lenders under the Subsidiary Notes to increase that facility.  The Deleveraging Transaction remains subject to material conditions, including negotiation and execution of definitive documentation, and other conditions, including obtaining further consents described in the Restructuring Support Agreement, including of certain beneficial holders of Existing Notes.  There can be no assurance that the Company will be successful in completing the Deleveraging Transaction or any other similar transaction on the terms described herein, on different terms, or at all. Any securities that may be issued in the Deleveraging Transaction have not been registered under the Securities Act of 1933, as amended, or any state securities laws. No such securities may be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws. This quarterly report on Form 10-Q does not constitute an offer to sell or buy, nor the solicitation of an offer to sell or buy, any securities referred to herein. See, Liquidity and Need for Additional Capital at Item 2, page 49.

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

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2017, and the nine months ended September 30, 2018.

		Nine Months
	Year Ended	Ended
	December 31,	September 30,
	2017	2018
# of Locations
Beginning of Period	518	489
Opened (a)	47	—
Closed	76	15
End of Period	489	474

Number of states licensed for our internet operations	30	29

(a) Includes leases assumed from an unrelated Mississippi entity that terminated its business operations in June 2017.

The following table provides the geographic composition of our physical locations as of December 31, 2017, and September 30, 2018:

	December 31,	September 30,
	2017	2018
Alabama	39	39
Arizona	31	28
California	159	152
Florida	15	15
Indiana	21	21
Kentucky	15	15
Michigan	14	14
Mississippi	51	48
Ohio	92	92
Oregon	2	2
Tennessee	24	22
Virginia	26	26
	489	474

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina,  Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

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

We view our compliance, collections and operations groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale and satisfy the increased regulatory scrutiny.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.5% and 12.6% of short-term consumer loans at December 31, 2017, and September 30, 2018, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 12.6% and 14.0% of medium-term consumer loans at December 31, 2017, and September 30, 2018, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2017, and September 30, 2018, were $94.3 million and $82.2 million, respectively. The allowance for loan losses as of December 31, 2017, and September 30, 2018, were $16.3 million and $15.6 million, respectively. At December 31, 2017, and September 30, 2018, the allowance for loan losses was 14.8% and 16.0%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2017, and September 30, 2018, are as follows (in thousands):

	December 31,	September 30,
	2017	2018
Finance Receivables, net of unearned advance fees	$110,666	$97,797
Less: Allowance for loan losses	16,327	15,620
Finance Receivables, Net	$94,339	$82,177

The total changes to the allowance for loan losses for the three months ended September 30, 2017 and 2018, and the nine months ended September 30, 2017 and 2018, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Allowance for loan losses
Beginning of Period	$12,952	$14,557	$16,219	$16,327
Provisions for loan losses	28,218	19,763	59,272	51,102
Charge-offs, net	(24,054)	(18,700)	(58,375)	(51,809)
End of Period	$17,116	$15,620	$17,116	$15,620
Allowance as a percentage of finance receivables, net of unearned advance fees	14.1%	16.0%	14.1%	16.0%

The provision for loan losses for the three months ended September 30, 2017, and 2018 includes losses from returned items from check cashing of $1.5 million and $1.5 million, respectively, and third party lender losses of $13.4 million and $7.5 million, respectively.  The provision for loan losses for the nine months ended September 30, 2017, and 2018 includes losses from returned items from check cashing of $4.6 million and $3.9 million, respectively, and third party lender losses of $22.7 million and $19.3 million, respectively.

In some instances the Company guarantees loans with third-party lenders. As of December 31, 2017, and September 30, 2018, the outstanding amount of active consumer loans were $37.0 million and $33.8 million, respectively, consisting of $35.8 million and $33.1 million in short-term, and $1.2 million and $0.7 million in installment loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.8 million and $4.4 million as of December 31, 2017, and September 30, 2018, respectively.

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

As of September 30, 2018, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $81.3 million of net deferred tax assets would not be realized in the foreseeable future. Based on a pre-tax loss of $36.0 million for the nine months ended September 30, 2018, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Non-Guarantor Subsidiaries and Unrestricted Subsidiaries

As described in more detail under Note 15 to the consolidated financial statements, we had three non-guarantor subsidiaries as of September 30, 2018. Certain information with respect to our Non-guarantor Subsidiaries is set out in the table below.

	Nine Months Ended
	September 30,
	2017	2018
Statement of Operations Data:
Total revenues	$47,442	$90,582
Total operating expenses	32,119	48,917
Income before income taxes	4,074	25,858
Balance Sheet Data:
Total assets	$66,261	$127,070
Total liabilities	68,573	128,476

As of September 30, 2018, of the entities classified as “Non-Guarantor Subsidiaries,” CCFI Funding, CCFI Funding II, and CCFI Issuer are “Unrestricted Subsidiaries” as defined in the indentures governing our senior notes. CCFI Funding was created on December 20, 2013, CCFI Funding II was established on September 19, 2014, and CCFI Issuer was created on September 6, 2018.

Results of Operations

Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017

The following table sets forth key operating data for the three months ended September 30, 2017, and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Total Revenues	$97,644	$88,046	$(9,598)	(9.8%)	100.0%	100.0%
Operating Expenses
Salaries	18,040	17,177	(863)	(4.8%)	18.5%	19.5%
Provision for losses	43,133	28,809	(14,324)	(33.2%)	44.2%	32.7%
Occupancy	6,626	6,378	(248)	(3.7%)	6.8%	7.2%
Advertising and marketing	3,362	1,363	(1,999)	(59.5%)	3.4%	1.5%
Lease termination	—	164	164	100.0%	—	0.2%
Depreciation and amortization	2,311	1,929	(382)	(16.5%)	2.4%	2.2%
Other operating expenses	14,113	10,385	(3,728)	(26.4%)	14.4%	11.9%
Total Operating Expenses	87,585	66,205	(21,380)	(24.4%)	89.7%	75.2%
Income from Operations	10,059	21,841	11,782	117.1%	10.3%	24.8%
Corporate and other expenses
Corporate expenses	21,732	15,936	(5,796)	(26.7%)	22.3%	18.1%
Depreciation and amortization	1,287	1,074	(213)	(16.6%)	1.4%	1.2%
Interest expense, net	12,210	13,916	1,706	14.0%	12.5%	15.8%
Loss on debt extinguishment	—	10,832	10,832	100.0%	—	12.3%
Income tax expense	333	—	(333)	(100.0%)	0.2%	—
Total corporate and other expenses	35,562	41,758	6,196	17.4%	36.4%	47.4%
Net loss before advisory fee	(25,503)	(19,917)	5,586	(21.9%)	(26.1%)	(22.6%)
Sponsor advisory fee	150	150	—	0.0%	0.2%	0.2%
Net loss	$(25,653)	$(20,067)	$5,586	(21.8%)	(26.3%)	(22.8%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended September 30, 2017, and 2018:

	Three Months Ended
	September 30,
	2017	2018
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$277,762	$272,988
Number of loan transactions (in thousands)	780	751
Average new loan size	$356	$363
Average fee per new loan	$48.35	$47.61
Loan loss provision	$14,438	$11,437
Loan loss provision as a percentage of loan volume	5.2%	4.2%
Secured loans as percentage of total at September 30th	16.1%	12.6%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$56,387	$39,379
Number of loans outstanding	38,284	41,828
Average balance outstanding	$1,473	$941
Weighted average monthly percentage rate	15.6%	17.4%
Allowance as a percentage of finance receivables	25.2%	33.0%
Loan loss provision	$13,780	$8,326
Secured loans as percentage of total at September 30th	9.1%	14.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$454,349	$457,998
Number of checks cashed (in thousands)	825	763
Face amount of average check	$550	$600
Average fee per check	$13.56	$15.49
Returned check expense	$1,491	$1,510
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$37,720	$35,776	$(1,944)	(5.2%)	38.6%	40.6%
Medium-term Consumer Loan Fees and Interest	20,088	15,312	(4,776)	(23.8%)	20.6%	17.4%
Credit Service Fees	22,026	19,421	(2,605)	(11.8%)	22.6%	22.1%
Check Cashing Fees	11,192	11,821	629	5.6%	11.5%	13.4%
Prepaid Debit Card Services	2,046	2,216	170	8.3%	2.1%	2.5%
Other Income	4,572	3,500	(1,072)	(23.4%)	4.6%	4.0%
Total Revenue	$97,644	$88,046	$(9,598)	(9.8%)	100.0%	100.0%

Total revenue for the three months ended September 30, 2018, decreased $9.6 million, or 9.8%, as compared to the same period in the prior year, but increased $6.7 million, or 8.3%, as compared to the preceding fiscal quarter.

Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2018, decreased $1.9 million, or 5.2%, and increased as a percentage of total revenue from 38.6% to 40.6% compared to the same period in 2017.

Revenue from medium-term consumer loans for the three months ended September 30, 2018, decreased $4.8 million, or 23.8%, compared to the same period in 2017. However, medium-term consumer loan revenue for the Retail financial services segment increased by $0.5 million, or 4.7%, for the three months ended September 30, 2018 as compared to the prior year period, and increased by $1.5 million, or 18.0%, from the preceding fiscal quarter.

Revenue from credit service fees for the three months ended September 30, 2018, decreased $2.6 million, or 11.8%, compared to the same period in 2017, but increased $1.9 million, or 11.0%, as compared to the preceding fiscal quarter.

Other income for the three months ended September 30, 2018, decreased $1.1 million, or 23.4%, compared to the same period in 2017, primarily attributable to a decrease in collections related fees and insurance related commissions.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Salaries	$18,040	$17,177	$(863)	(4.8%)	18.5%	19.5%
Provision for Loan Losses	43,133	28,809	(14,324)	(33.2%)	44.2%	32.7%
Occupancy	6,626	6,378	(248)	(3.7%)	6.8%	7.2%
Depreciation & Amortization	2,311	1,929	(382)	(16.5%)	2.4%	2.2%
Lease Termination Costs	—	164	164	100.0%	—	0.2%
Advertising & Marketing	3,362	1,363	(1,999)	(59.5%)	3.4%	1.5%
Bank Charges	1,800	1,873	73	4.1%	1.8%	2.1%
Store Supplies	457	405	(52)	(11.4%)	0.5%	0.5%
Collection Expenses	385	397	12	3.1%	0.4%	0.5%
Telecommunications	1,559	1,040	(519)	(33.3%)	1.6%	1.2%
Security	569	582	13	2.3%	0.6%	0.7%
License & Other Taxes	507	358	(149)	(29.4%)	0.5%	0.4%
Loss on Asset Disposal	368	121	(247)	(67.1%)	0.4%	0.1%
Verification Processes	1,733	489	(1,244)	(71.8%)	1.8%	0.6%
Other Operating Expenses	6,735	5,120	(1,615)	(24.0%)	6.9%	5.8%
Total Operating Expenses	87,585	66,205	(21,380)	(24.4%)	89.7%	75.2%
Income from Operations	$10,059	$21,841	$11,782	117.1%	10.3%	24.8%

Total operating expenses decreased $21.4 million, or 24.4%, and decreased as a percentage of revenue to 75.2% from 89.7%, for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to decreases in the provision for loan losses,  telecommunications and other operating expenses. Income from operations increased $11.8 million, or 117.1%, and increased as a percentage of revenue to 24.8% from 10.3%, for the three months ended September 30, 2018, as compared to the same period in the prior year.

The provision for loan losses decreased by $14.3 million, or 33.2%, and decreased as a percentage of revenue to 32.7% from 44.2%, for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily as the result of stricter underwriting and the quality of the portfolios.

Advertising and marketing decreased by $2.0 million, or 59.5%, and decreased as a percentage of revenue to 1.5% from 3.4%, for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily as a result of a decrease in lead generation costs associated with new customer acquisition.

Verification processes decreased by $1.2 million, or 71.8%, and decreased as a percentage of revenue to 0.6% from 1.8%, for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily as the result of a decrease in new internet customer acquisition.

Other operating expenses decreased by $1.6 million, or 24.0%, and decreased as a percentage of revenue to 5.8% from 6.9%, for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Three Months Ended September 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Corporate Expenses	$21,732	$15,936	$(5,796)	(26.7%)	22.3%	18.1%
Depreciation & Amortization	1,287	1,074	(213)	(16.6%)	1.4%	1.2%
Sponsor Advisory Fee	150	150	—	0.0%	0.2%	0.2%
Interest expense, net	12,210	13,916	1,706	14.0%	12.5%	15.8%
Loss on Debt Extinguishment	—	10,832	10,832	100.0%	—	12.3%
Income tax expense	333	—	(333)	(100.0%)	0.2%	—
Total Corporate and Other Expenses	$35,712	$41,908	$6,196	17.3%	36.6%	47.6%

The decrease in corporate expenses from $21.7 million to $15.9 million, or 26.7%, and decrease as a percentage of revenue to 18.1% from 22.3%, for the three months ended September 30, 2018, as compared to the prior year’s period, is primarily the result of compensation and headcount reductions.

The increase in interest expense is due to the amortization of financing costs associated with the revolving credit facility and note amendments, and the increase in interest related to the issuance of secured and senior notes during 2018.

Loss on debt extinguishment is the result of the termination fee paid to terminate  the existing credit facility and cost of expensing the unamortized deferred issuance costs.

There is no income tax expense in the current period due to the current taxable net loss and the full valuation allowance.

Business Segment Results of Operations for the Three Months Ended September 30, 2018, and September 30, 2017

The following tables present summarized financial information for our segments:

	As of and for the three months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$75,643	100.0%	$12,403	100.0%		$88,046	100.0%
Provision for Loan Losses	23,014	30.4%	5,795	46.7%		28,809	32.6%
Other Operating Expenses	35,683	47.2%	1,713	13.8%		37,396	42.5%
Operating Gross Profit	16,946	22.4%	4,895	39.5%		21,841	24.9%
Interest Expense, net	8,333	11.0%	5,583	45.0%		13,916	15.8%
Depreciation and Amortization	982	1.3%	92	0.7%		1,074	1.2%
Loss on Debt Extinguishment (a)	—		—		10,832	10,832	12.3%
Other Corporate Expenses (a)	—		—		16,086	16,086	18.3%
Income (loss) from Continuing Operations, before tax	7,631	10.1%	(780)	(6.3)%	(26,918)	(20,067)	(22.8)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the loss on debt extinguishment and other corporate expenses as unallocated.

	As of and for the three months ended September 30, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$329,237		$40,395			$369,632
Goodwill	113,500		—			113,500
Other Intangible Assets	414		633			1,047
Total Revenues	$77,732	100.0%	$19,912	100.0%		$97,644	100.0%
Provision for Loan Losses	26,577	34.2%	16,556	83.1%		43,133	44.2%
Other Operating Expenses	40,369	51.9%	4,083	20.6%		44,452	45.5%
Operating Gross Profit	10,786	13.9%	(727)	(3.7)%		10,059	10.3%
Interest Expense, net	8,513	11.0%	3,697	18.6%		12,210	12.5%
Depreciation and Amortization	1,196	1.5%	91	0.5%		1,287	1.3%
Other Corporate Expenses (a)	—	—	—		21,882	21,882	22.4%
Income (loss) from Continuing Operations, before tax	1,077	1.4%	(4,515)	(22.7)%	(21,882)	(25,320)	(25.9)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose all other corporate expenses as unallocated.

Retail Financial Services

Retail financial services represented 85.9%, or $75.6 million, of consolidated revenues for the three months ended September 30, 2018, which was an decrease of $2.1 million, or 2.7%, from the prior year’s period, but increased $6.7 million, or 9.8%, from the preceding fiscal quarter. The provision for loan losses decreased by $3.6 million, or 13.4% and decreased as a percentage of revenue to 30.4% from 34.2%, for the three months ended September 30, 2018, as compared to the prior year’s period. Operating gross profit increased by $6.2 million, or 57.1%, and increased as a percentage of revenue to 22.4% from 13.9%, for the three months ended September 30, 2018, as compared to the prior year’s period.

Internet Financial Services

For the three months ended September 30, 2018, total revenues contributed by our Internet financial services segment was $12.4 million, a decrease of $7.5 million, or 37.7%, over the prior year comparable period. However,  Internet financial services operating gross profit as a percentage of revenue increased to 39.5%, and provision for loan losses as a percentage of revenue decreased to 46.7% from 83.1%, for the three months ended September 30, 2018, as compared to the prior period, primarily due to the improvement in the quality of the internet medium-term consumer loan portfolio as a result of stricter underwriting.

Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

The following table sets forth key operating data for the nine months ended September 30, 2017, and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Total Revenues	$264,164	$257,022	$(7,142)	(2.7%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	52,829	51,670	(1,159)	(2.2%)	20.0%	20.1%
Provision for losses	86,532	74,267	(12,265)	(14.2%)	32.8%	28.9%
Occupancy	19,857	18,950	(907)	(4.6%)	7.5%	7.4%
Advertising and marketing	5,720	3,870	(1,850)	(32.3%)	2.2%	1.5%
Lease termination	959	730	(229)	(23.9%)	0.4%	0.3%
Depreciation and amortization	7,176	6,256	(920)	(12.8%)	2.7%	2.4%
Other operating expenses	38,411	32,394	(6,017)	(15.7%)	14.5%	12.6%
Total Operating Expenses	211,484	188,137	(23,347)	(11.0%)	80.1%	73.2%
Income from Operations	52,680	68,885	16,205	30.8%	19.9%	26.8%
Corporate and other expenses
Corporate expenses	61,893	50,397	(11,496)	(18.6%)	23.4%	19.6%
Lease termination	1,762	—	(1,762)	(100.0%)	0.7%	—
Depreciation and amortization	3,777	3,496	(281)	(7.4%)	1.4%	1.4%
Interest expense, net	36,012	39,713	3,701	10.3%	13.6%	15.5%
Loss on debt extinguishment	—	10,832	10,832	100.0%	—	4.2%
Income tax expense	999	—	(999)	(100.0%)	0.4%	—
Total corporate and other expenses	104,443	104,438	(5)	(0.0%)	39.5%	40.6%
Net loss before advisory fee	(51,763)	(35,553)	16,210	31.3%	(19.6%)	(13.8%)
Sponsor advisory fee	465	450	(15)	(3.2%)	0.2%	0.2%
Net Loss	$(52,228)	$(36,003)	$16,225	31.1%	(19.8%)	(14.0%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2017, and 2018:

	Nine Months Ended
	September 30,
	2017	2018
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$759,284	$781,230
Number of loan transactions (in thousands)	2,075	2,147
Average new loan size	$366	$364
Average fee per new loan	$48.35	$47.54
Loan loss provision	$30,264	$28,295
Loan loss provision as a percentage of loan volume	4.0%	3.6%
Secured loans as percentage of total at September 30th	16.1%	12.6%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$56,387	$39,379
Number of loans outstanding	38,284	41,828
Average balance outstanding	$1,473	$941
Weighted average monthly percentage rate	15.6%	17.4%
Allowance as a percentage of finance receivables	25.2%	33.0%
Loan loss provision	$29,008	$22,807
Secured loans as percentage of total at September 30th	9.1%	14.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,380,153	$1,371,385
Number of checks cashed (in thousands)	2,478	2,276
Face amount of average check	$557	$603
Average fee per check	$14.16	$15.41
Returned check expense	$4,586	$3,901
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Nine Months Ended September 30,
	2017	2018	Decrease		2017	2018
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$100,349	$102,062	$1,713	1.7%	38.0%	39.7%
Medium-term Consumer Loan Fees and Interest	54,440	46,268	(8,172)	(15.0%)	20.6%	18.0%
Credit Service Fees	55,311	56,108	797	1.4%	20.9%	21.8%
Check Cashing Fees	35,097	35,075	(22)	(0.1%)	13.3%	13.6%
Prepaid Debit Card Services	6,166	6,675	509	8.3%	2.3%	2.6%
Other Income	12,801	10,834	(1,967)	(15.4%)	4.9%	4.3%
Total Revenue	$264,164	$257,022	$(7,142)	(2.7%)	100.0%	100.0%

Total revenue for the nine months ended September 30, 2018, decreased $7.1 million, or 2.7%, as compared to the same period in the prior year, but Retail financial services segment revenue increased by $5.2 million, or 2.5%, for the nine months ended September 30, 2018 as compared to the prior year period.

Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2018, increased $1.7 million, or 1.7%, and increased as a percentage of total revenue to 39.7% from 38.0% compared to the same period in 2017. Short-term consumer loan revenue for the Retail financial services segment increased by $2.5 million, or 2.7%, for the nine months ended September 30, 2018, as compared to the prior year period.

Revenue from medium-term consumer loans for the nine months ended September 30, 2018, decreased $8.2 million, or 15.0%, compared to the same period in 2017. However, medium-term consumer loan revenue for the Retail financial services segment increased by $2.5 million, or 9.6%, for the nine months ended September 30, 2018, as compared to the prior year period.

Other income for the nine months ended September 30, 2018, decreased $2.0 million, or 15.4%, compared to the same period in 2017, primarily attributable to decreases in collections related fees and insurance commissions.

Operating Expenses

	Nine Months Ended September 30,
	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)

Salaries	$52,829	$51,670	$(1,159)	(2.2%)	20.0%	20.1%
Provision for Loan Losses	86,532	74,267	(12,265)	(14.2%)	32.8%	28.9%
Occupancy	19,857	18,950	(907)	(4.6%)	7.5%	7.4%
Depreciation & Amortization	7,176	6,256	(920)	(12.8%)	2.7%	2.4%
Lease Termination Costs	959	730	(229)	(23.9%)	0.4%	0.3%
Advertising & Marketing	5,720	3,870	(1,850)	(32.3%)	2.2%	1.5%
Bank Charges	5,475	5,426	(49)	(0.9%)	2.1%	2.1%
Store Supplies	1,278	1,174	(104)	(8.1%)	0.5%	0.5%
Collection Expenses	1,269	1,532	263	20.7%	0.5%	0.6%
Telecommunications	5,770	4,024	(1,746)	(30.3%)	2.2%	1.6%
Security	1,608	1,833	225	14.0%	0.6%	0.7%
License & Other Taxes	1,310	1,104	(206)	(15.7%)	0.5%	0.4%
Loss on Asset Disposal	1,242	391	(851)	(68.5%)	0.5%	0.2%
Verification Processes	3,167	2,473	(694)	(21.9%)	1.2%	1.0%
Other Operating Expenses	17,292	14,437	(2,855)	(16.5%)	6.4%	5.5%
Total Operating Expenses	211,484	188,137	(23,347)	(11.0%)	80.1%	73.2%
Income from Operations	$52,680	$68,885	$16,205	30.8%	19.9%	26.8%

Total operating expenses decreased $23.3 million, or 11.0%, and decreased as a percentage of revenue to 73.2% from 80.1%, for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to decreases in the provision for loan losses, advertising & marketing, telecommunications, and other operating expenses. Income from operations increased $16.2 million, or 30.8%, and increased as a percentage of revenue to 26.8% from 19.9%, for the nine months ended September 30, 2018, as compared to the same period in the prior year.

The provision for loan losses decreased by $12.3 million, or 14.2%,  and decreased as a percentage of revenue to 28.9% from 32.8%, for the nine months ended September 30, 2018, as compared to the same period in the prior year,  primarily as the result of stricter underwriting and the quality of the portfolios.

Advertising and marketing decreased by $1.9 million, or 32.3%, and decreased as a percentage of revenue to 1.5% from 2.2%, for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily as a result of a decrease in lead generation costs related to new customer growth.

Telecommunications costs decreased by $1.7 million, or 30.3%, and decreased as a percentage of revenue to 1.6% from 2.2%, for the nine months ended September 30, 2018, as compared to the prior period, primarily as a result of implementing less expensive service providers.

Other operating expenses decreased by $2.9 million, or 16.5%, and decreased as a percentage of revenue to 5.5% from 6.4%, for the nine months ended September 30, 2018, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2017	2018	Increase (Decrease)		2017	2018
				(Percent)	(Percent of Revenue)
Corporate Expenses	$61,893	$50,397	$(11,496)	(18.6%)	23.4%	19.6%
Lease termination costs	1,762	—	(1,762)	(100.0%)	0.7%	—
Depreciation & Amortization	3,777	3,496	(281)	(7.4%)	1.4%	1.4%
Sponsor Advisory Fee	465	450	(15)	(3.2%)	0.2%	0.2%
Interest expense, net	36,012	39,713	3,701	10.3%	13.6%	15.5%
Loss on Debt Extinguishment	—	10,832	10,832	100.0%		4.2%
Income tax expense	999	—	(999)	(100.0%)	0.4%	—
Total Corporate and Other Expenses	$104,908	$104,888	$(20)	0.0%	39.7%	40.8%

The decrease in corporate expenses from $61.9 million to $50.4 million, or 18.6%, and decrease as a percentage of revenue to 19.6% from 23.4%, for the nine months ended September 30, 2018, as compared to the prior year’s period, is primarily the result of compensation and headcount reductions.

Lease termination in the prior period is the result of closing the Company’s Utah facility.

The increase in interest expense is due to the amortization of financing costs associated with the revolving credit facility and note amendments, and the increase in interest related to the issuance of secured and senior notes during 2018.

Loss on debt extinguishment is the result of the termination fee paid to terminate the existing credit facility and cost of expensing the unamortized deferred issuance costs.

There is no income tax expense in the current period due to the current taxable net loss and the full valuation allowance.

Business Segment Results of Operations for the Nine Months Ended September 30, 2018, and September 30, 2017

The following tables present summarized financial information for our segments:

	As of and for the nine months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$217,360	100.0%	$39,662	100.0%		$257,022	100.0%
Provision for Loan Losses	55,796	25.7%	18,471	46.6%		74,267	28.9%
Other Operating Expenses	108,544	49.9%	5,326	13.4%		113,870	44.3%
Operating Gross Profit	53,020	24.4%	15,865	40.0%		68,885	26.8%
Interest Expense, net	28,326	13.0%	11,387	28.7%		39,713	15.5%
Depreciation and Amortization	3,218	1.5%	278	0.7%		3,496	1.5%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	4.2%
Other Corporate Expenses (a)	—	—	—	—	50,847	50,847	19.8%
Income (Loss) from Continuing Operations, before tax	21,476	9.9%	4,200	10.6%	(61,679)	(36,003)	(14.0)%

(a)

Represents expenses not associated directly with operations that are not allocated between reportable segments. Therefore, the Company has elected to disclose the loss on debt extinguishment and other corporate expenses as unallocated.

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

Retail Financial Services

Retail financial services represented 84.6%, or $217.4 million, of consolidated revenues for the nine months ended September 30, 2018, which was an increase of $5.2 million, or 2.5%, over the prior period. Retail financial services operating gross profit increased by $12.8 million, or 32.0%, and increased as a percentage of revenue to 24.4% from 18.9%, for the nine months ended September 30, 2018, as compared to the prior year’s period.

Internet Financial Services

For the nine months ended September 30, 2018, total revenues contributed by our Internet financial services segment was $39.7 million, a decrease of $12.4 million, or 23.7%, over the prior year comparable period. However, Internet financial services operating gross profit as a percentage of revenue increased to 40.0% from 24.0%, and provision for loan losses as a percentage of revenue decreased to 46.6% from 62.5%, for the nine months ended September 30, 2018, as compared to the prior period, primarily due to the improvement in the quality of the internet medium-term consumer loan portfolio which resulted from stricter underwriting.

Liquidity and Need for Additional Capital

We have historically funded our liquidity needs through cash flow from operations and borrowings under our revolving credit facilities and subsidiary notes. However, $247.3 million of senior notes and $63.5 million in subsidiary notes are due in the second quarter of 2019. The Company’s expected cash position will not be sufficient to repay this indebtedness as it becomes due and the Company will need to restructure or refinance this indebtedness and there can be no assurances as to the ability of the Company to conclude such a restructuring or refinancing. These factors raise substantial doubt regarding the Company’s ability to meet its obligations and continue as a going concern for the period which extends one-year from the issuance of these financial statements. If the Company is able to successfully refinance or restructure its outstanding indebtedness, funding capital expenditures, working capital and debt requirements in the future will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control.

On November 1, 2018, the Company entered into the Restructuring Support Agreement with the Noteholder Majority (defined below), setting forth a restructuring, which upon consummation would satisfy its obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) required under its New Secured Notes (defined below). The Deleveraging Transaction will be implemented through an out of court restructuring of certain of the Company’ indebtedness, including the notes and revolving credit facility discussed above. In excess of 50% of the holders or managers for (or parties having the contractual right to vote or consent in respect of) certain beneficial holders (collectively the “Noteholder Majority”) of the Company’s 10.75% senior secured notes due May 1, 2019 (the “2019 Notes”) and 100% of the holders of the Company’s 12.75% senior secured notes due May 1, 2020 (the “2020 Notes” and together with the 2019 Notes, the “Existing Notes,”), and in excess of 95% of the 9.0% senior secured notes due in 2020 (“New Secured Notes”) issued by a subsidiary of the Company, were also signatories to the Restructuring Support Agreement.

Through the consummation of the Deleveraging Transaction, the enterprise will realize a substantial reduction in its cash interest obligations. The $260.0 million of Existing Notes will be satisfied. The $260.0 million New PIK Notes (defined below) will be unsecured, will not require cash interest payments, will have extended maturity dates, and may be redeemed for equity in certain circumstances. The Company believes the improved leverage profile of the enterprise to be in the best interest of all of its stakeholders.

The Deleveraging will be effected by way of a strict foreclosure, pursuant to which the collateral agent under the Existing Indentures, acting at the direction of the Noteholder Majority of each of the Existing Notes, will acquire all right, title and interest in and to all of the assets of the Company, including the issued and outstanding equity interests in each of the Company’s direct subsidiaries (the “Foreclosure Assets”) and such assets will be transferred by the collateral agent to a new limited liability company (or other corporate entity) (the “Opco”), which will be an indirect wholly-owned subsidiary of a newly formed holding company (“Newco”) and will not be owned or controlled by the Company.

The Opco will be an indirect wholly owned subsidiary of a newly formed holding company (the “Newco”). As a result of the strict foreclosure transaction, all obligations represented by the Existing Notes will be extinguished.

Generally, the Deleveraging Transaction will provide that:

•

The Company’s obligations under its existing $42.0 million revolving credit agreement will be extended to mature four and one-half years after the closing date of the transaction and will be assumed by the Opco and the New Secured Notes (which are backed by the revolving credit agreement) will remain outstanding and be similarly extended (in each case, subject to amendment as provided in the term sheet attached as Exhibit 1 to the Restructuring Support Agreement (the “Term Sheet”)).

•

The holders of the New Secured Notes will receive Newco Class B Common Units representing approximately 12.3% of the total number of outstanding Common Units of the Newco outstanding on the effective date.

•

The holders of the Existing Notes will receive their pro rata share of (i) a new series of 10.75% Unsecured PIK Notes issued by the Newco (the “New PIK Notes”), which will mature five years after the closing date of the transaction, which New PIK Notes may, under certain circumstances be redeemed in Class A Common Units of the Newco and shall have other terms as described in the Term Sheet and (ii) 100% of Class A Common Units of the Newco issued on the effective date.

•

The Class A Common Units issued on the Effective Date are subject to dilution by the Class B Units, Class C Units, Class A Common Units that may be issued in redemption of the New PIK Notes, Common Units in respect of certain issuances of additional debt securities, and Common Units issuable under the MIP (defined below). In the event that the New PIK Notes are redeemed in Class A Common Units, the number of such units will represent 99% of all Common Units of Newco other than Class B Common Units, Class C Common Units, and additional Common Units that may be issued in respect of a Qualified Financing (as defined in the Term Sheet).

The Class A Common Units and Class B Common Units (which Class B Common Units will represent 12.3% of the aggregate number of the issued and outstanding common units on the effective date, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the New PIK Notes (“Redemption Units”), or (ii) in connection with the issuance of any additional debt securities (“Additional Financing Units”), such that they continue to represent 12.3% of the issued and outstanding common units (including such Redemption Units and Additional Financing Units, but subject to dilution from the MIP)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of Newco). Class C Common Units will be entitled to a percentage

(to be agreed) of distributions from the Newco after payments in respect of the Existing Notes have exceeded the balance thereof. The Class C Common Units shall be subject to dilution from the MIP and other Common Units and other equity interests of Newco that may be issued after the effective date of the Deleveraging.

The Restructuring Support Agreement also (i) requires the establishment of a customary Management Incentive Plan (the “MIP”), pursuant to which a number of non-voting Common Units or profit interests equal to up to 15% of the outstanding Newco Common Units after giving effect to these transactions shall be reserved for participants on terms to be determined by the board of Newco and (ii) establishes governance for the Newco, including as to the composition of the board. The Company and other parties thereto agree to use commercially reasonable efforts to effectuate the Deleveraging transaction. Completion of the strict foreclosure remains subject to negotiation and execution of definitive documentation satisfactory in form and substance to the Company and the Noteholder Majority of each of the Existing Notes, in their respective sole discretion, and other conditions, including obtaining further consents described in the Restructuring Support Agreement, including of certain beneficial holders of Existing Notes.

Any inability to successfully complete the Deleveraging Transaction or otherwise reach an agreement with existing debt holders to effect a restructuring or refinancing of our indebtedness, secure sufficient refinancing sources for our pending debt maturities and/or our inability to continue as a going concern could have a significant and material adverse effect on the Company, its operations and its investors and, in particular, could significantly impair recoveries by our current bondholders.  It is unlikely that the Company’s assets, in any event, would be sufficient to satisfy its current debt obligations.  See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, for more information on how these contingences could negatively impact the Company and its bond holders.

Nine Month Cash Flow Analysis

The table below summarizes our cash flows for the nine months ended September 30, 2017, and 2018.

	Nine Months Ending September 30,
(in thousands)	2017	2018
Net Cash Provided by Operating Activities	$69,811	$61,986
Net Cash Used in Investing Activities	(103,088)	(67,248)
Net Cash Provided by (Used in) Financing Activities	21,910	(10,816)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(11,367)	$(16,078)

Cash Flows from Operating Activities.    The decrease in net cash from operating activities for the nine months ended September 30, 2018, as compared to the prior year period is primarily the result of a decrease in net cash due to the timing of payables, partially offset by the loss on debt extinguishment and the increase in net income, net of the non-cash impact of the provision for loan losses.

Cash Flows from Investing Activities.    The increase in net cash from investing activities for the nine months ended September 30, 2018, as compared to the prior year period is primarily the result of the decrease in loan originations.

Cash Flows from Financing Activities.    The decrease in net cash from financing activities for the nine months ended September 30, 2018, as compared to the prior year period is primarily the result of expanding the subsidiary note and line of credit in the prior year.

Financing Instruments

The Indentures governing our senior secured notes contain certain covenants and events of default that are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies. The agreement governing our $45.0 million revolving credit facility contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens, and sell certain assets, or merge with or into other companies, in each case to the same extent as the indentures governing our notes. We were in compliance with these covenants as of September 30, 2018.

On September 6, 2018, the Company completed a refinancing of its existing $47.0 million revolving credit facility, with Victory Park Management, LLC (“VPC”), as administrative agent, and certain of VPC’s affiliates as lenders (the “Existing Credit Facility”).  The Company entered into a $45.0 million revolving credit agreement, dated as of September 6, 2018 (the “Revolving Credit Agreement”), with certain affiliates of VPC and Community Choice Financial Issuer, LLC, a wholly-owned, subsidiary of the Company (“CCF Issuer”), being the lenders thereunder, and GLAS Trust Company LLC, as administrative agent.  All obligations under the Revolving Credit Agreement are secured by substantially all the assets of the Company and its guarantor-subsidiaries. The Revolving Credit Agreement has been designated by the Company as “Designated Priority Obligations” under the Collateral Agreement dated as of April 29, 2011 (the “Collateral Agreement”). Proceeds from this facility were used, along with borrowings under the Amended Loan and Security Agreement described below, cash on hand and the issuance of New 2019 Notes described below to affiliates of VPC, for the termination and satisfaction in full of the Existing Credit Facility.

The Revolving Credit Agreement matures September 6, 2020 and bears interest at 9.00% per annum.  Additionally, it has a make-whole provision and an unused commitment fee of 9.00% per annum, in each case, with respect to the $42.0 million portion of the revolving credit facility held by CCF Issuer, which has been eliminated in consolidation.  The Revolving Credit Agreement required a repayment to VPC of $3.0 million on October 31, 2018 and requires the Company to execute a deleveraging transaction on or before November 30, 2018.

On September 6, 2018, CCF Issuer entered into an indenture (the “New Secured Notes Indenture”) with Community Choice Financial Holdings, LLC, a wholly-owned subsidiary of the Company (“CCF Holdings”), as guarantor, and Computershare Trust Company, N.A., as trustee and collateral agent, governing the issuance of $42.0 million of 9.00% senior secured notes due September 6, 2020 (the “New Secured Notes”). The New Secured Notes were issued as part of a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, to certain significant holders of the Company’s senior secured notes. The proceeds from the New Secured Notes were used to fund $42.0 million in loans to the Company pursuant to the Revolving Credit Agreement described above.

The non-guarantor and unrestricted subsidiaries, created to acquire loans from the retail and internet portfolios, amended its $60.0 million note on March 30, 2018 to extend the maturity date to April 4, 2019. The amendment increases the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. On September 6, 2018, the $60.0 million Note was further amended to increase the capacity under the facility to $65.0 million, with $1.5 million of the additional funds subject to lender discretion (the “Amended Loan and Security Agreement”). The September 6, 2018 amendment, among other things, increases the administrative fee to 1.2% per annum and increases the interest rate to 17.0% per annum on principal amounts over $60.0 million. The amendment allows for additional short term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.

Capital Expenditures

During the nine months ended September 30, 2018, the Company spent $5.1 million on capital expenditures and $6.3 million during the comparable period in the prior year. The decrease is primarily related to capital expenditures for stores acquired in the prior year. In addition, the average store count for the nine months ended September 30, 2018 decreased to 482 from 510, as compared to the prior year’s period.

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

On March 30, 2018, the April 25, 2017 note was further amended to extend the maturity date to April 4, 2019. The amendment increased the administrative fee to 0.95% and permits an additional extension of the facility maturity date to April 2021 if certain conditions are met. On September 6, 2018, the $60.0 million Note was further amended to increase the capacity under the facility to $65.0 million, with $1.5 million of the additional capacity subject to lender discretion (the “Amended Loan and Security Agreement”). The September 6, 2018, amendment, among other things, increased the administrative fee to 1.2% per annum and increased the interest rate to 17.0% per annum on principal amounts over $60.0 million. The amendment allows for additional short-term loans within the borrowing base and includes additional covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.1 million at September 30, 2018, and our share of the note was $0.8 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane. The note had an outstanding balance of $1.0 million at September 30, 2018.

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

Loan Portfolio

As of September 30, 2018, we were licensed to offer loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of September 30, 2018, and December 31, 2017, our total finance receivables net of unearned advance fees were approximately $97.8 million and $110.7 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that default. As of September 30, 2018, and December 31, 2017, the outstanding amount of active consumer loans guaranteed by the Company was $33.8 million and $37.0 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $29.9 million and $31.3 million in short-term and $0.7 million and $1.2 million in medium-term loans at September 30, 2018 and December 31, 2017, respectively. The outstanding amount of active consumer loans for Texas consist of $3.2 million and $4.5 million in short-term loans at September 30, 2018 and December 31,2017, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $4.4 million and $4.8 million as of September 30, 2018, and December 31, 2017, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September  30, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of September  30, 2018, we had $370.2 million of indebtedness, of which, $3.0 million outstanding under our revolving credit facilities is subject to variable interest rates based on Prime and LIBOR rates.

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

and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September  30, 2018.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days.  HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary currently operating in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%.  Ohio’s Governor signed HB 123 on July 30, 2018. It will become effective on or about October 30, 2018, but would only apply to loans or extensions of credit made on or after April 28, 2019. The Company is product alternatives that could be offered by its Ohio subsidiaries. Absent product alternatives, HB123 will have a material adverse effect on the Company’s results of operations.

Risks Related to our Proposed Deleveraging and Restructuring Support Agreement

The Restructuring Support Agreement is subject to significant conditions that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to consummate a deleveraging and a restructuring of our debt could be materially and adversely affected.

The Restructuring Support Agreement, which sets forth a restructuring, which upon consummation would satisfy the Company’s obligation to execute a Deleveraging Transaction (as defined in the Company’s existing revolving credit facility) required under its New Secured Notes, remains subject to material conditions, including negotiation and execution of definitive documentation, and other conditions, including obtaining further consents described in the Restructuring Support Agreement, including of certain beneficial holders of the Company’s existing notes.  Our ability to timely satisfy such conditions is subject to risks and uncertainties that, in certain instances, are beyond our control.

The Restructuring Support Agreement gives the Consenting Noteholders (as defined therein) the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure to complete the Deleveraging Transaction prior to December 3, 2018. Should the Restructuring Support Agreement be terminated, all obligations of the parties to the Restructuring Support Agreement will terminate (except as expressly provided in the Restructuring Support Agreement). A termination of the Restructuring Support Agreement may result in the loss of support for a restructuring and our ability to effect a restructuring, including a restructuring by way of a reorganization under the United States Bankruptcy Code, could be materially and adversely affected.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of September  30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September  30, 2018 (unaudited) and September  30, 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September  30, 2018 (unaudited) and September  30, 2017 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November  14, 2018

Community Choice Financial Inc. and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer